Form 10-Q
period 1998-07-31
DOE RUN RESOURCES CORP
filed 1998-09-28
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended JULY 31, 1998

                                       Or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period from _______ to _______
                        COMMISSION FILE NUMBER 333-52285

                        THE DOE RUN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                   NEW YORK                         13-1255630
      (State or other jurisdiction of             (IRS Employer
      incorporation or organization)            Identification No.)

       1801 PARK 270 DRIVE, SUITE 300
            ST. LOUIS, MISSOURI                             63146
     (Address of principal executive offices)             (Zip Code)

(Registrant's telephone number, including area code)   (314) 453 - 7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                    [ ]  YES      [X]    NO

Number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1998:
COMMON STOCK, $.10 PAR VALUE                        1,000 SHARES

                      THE DOE RUN RESOURCES CORPORATION
                              INDEX TO FORM 10-Q

                                                                     PAGE NO.
                                                                     --------
PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets
July 31, 1998 and October 31, 1997                                       3
Condensed Consolidated Statements of Operations
Three and Nine Months Ended July 31, 1998 and 1997                       4
Condensed Consolidated Statements of Cash Flows
Nine Months Ended July 31, 1998 and 1997                                 5
Notes to Condensed Consolidated Financial Statements                   6-15

                                     DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
July 31, 1998 and October 31, 1997                                      16
Condensed Consolidated Statements of Operations
Three and Nine Months Ended July 31, 1998 and 1997                      17
Condensed Consolidated Statements of Cash Flows
Nine Months Ended July 31, 1998 and 1997                                18
Notes to Condensed Consolidated Financial Statements                    19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                       20-30
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                 30-31
MARKET RISK

PART II.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                              32
(a)  EXHIBITS

Exhibit 27          Financial Data Schedule

(b)  REPORTS ON FORM 8-K

SIGNATURES                                                              33

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENT

                        THE DOE RUN RESOURCES CORPORATION
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    JULY 31,          OCTOBER 31,
                                                                                      1998               1997
                                                                                   ------------       -----------
                                                                                   (UNAUDITED)
                                     ASSETS

Current assets:
     Cash                                                                            $ 12,389          $  8,943
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                             72,746            52,470
     Inventories                                                                      109,172            88,648
     Prepaid expenses and other current assets                                         34,299             5,263
     Net deferred tax assets                                                                -                69
                                                                                   ------------       -----------
         Total current assets                                                         228,606           155,393

Property, plant and equipment, net                                                    206,371           206,348
Special term deposit                                                                  125,000                 -
Net deferred tax assets                                                                 8,364             7,481
Other noncurrent assets, net                                                           18,010            15,218
                                                                                   ------------       -----------
         Total assets                                                                $586,351          $384,440
                                                                                   ------------       -----------
                                                                                   ------------       -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities of long-term debt                  $ 12,895          $ 12,345
     Accounts payable                                                                  52,219            41,086
     Accrued liabilities                                                               49,629            28,893
     Net deferred tax liabilities                                                       8,645             7,481
                                                                                   ------------       -----------
         Total current liabilities                                                    123,388            89,805

Long-term debt, less current maturities                                               386,767           222,395
Other noncurrent liabilities                                                           57,661            58,066
                                                                                   ------------       -----------
         Total liabilities                                                            567,816           370,266

Shareholders' equity:

     Preferred stock, $1,000 par value, 2,500 shares issued, authorized and outstanding; liquidation and redemption value of $2,618
          at October 31, 1997                                                               -             2,500
     Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                                           -                 -
     Additional paid-in capital                                                         5,000             5,000
     Retained earnings                                                                 13,535             6,674
                                                                                   ------------       -----------
         Total shareholders' equity                                                    18,535            14,174
                                                                                   ------------       -----------
         Total liabilities and shareholders' equity                                  $586,351          $384,440
                                                                                   ------------       -----------
                                                                                   ------------       -----------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    THE DOE RUN RESOURCES CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (DOLLARS IN THOUSANDS)


                                                                     THREE MONTHS                        NINE MONTHS
                                                                     ENDED JULY 31,                     ENDED JULY 31,
                                                              --------------------------         ---------------------------
                                                                 1998             1997            1998                1997
                                                              ------------    -----------        ------------    -----------

Net sales                                                     $ 184,360         $  70,506         $ 527,765         $ 206,411

Costs and expenses:
    Cost of sales                                               156,586            61,667           439,691           170,145
    Depletion, depreciation and amortization                      5,551             3,636            17,012            10,959
    Selling, general and administrative                           8,031             2,245            25,731             8,049
    Exploration                                                   1,165               897             2,764             2,262
                                                              ------------    -----------         ------------    -----------
        Total costs and expenses                                171,333            68,445           485,198           191,415
                                                              ------------    -----------         ------------    -----------
        Income from operations                                   13,027             2,061            42,567            14,996

Other income (expense):
    Interest expense                                            (12,532)           (3,066)          (27,037)          (10,634)
    Interest income                                               3,641                 5             6,000                 7
    Other, net                                                      704               (57)               69               (51)
                                                              ------------    -----------          ------------    -----------
                                                                 (8,187)           (3,118)          (20,968)          (10,678)
                                                              ------------    -----------          ------------    -----------
        Income (loss) before income tax expense
             and extraordinary item                               4,840            (1,057)           21,599             4,318

Income tax expense                                                2,181             2,415             7,942             4,241
                                                              ------------    -----------          ------------    -----------
        Income (loss) before extraordinary item                   2,659            (3,472)           13,657                77
        Extraordinary item related to early retirement
             of debt, net of income tax benefit                       -                 -            (6,607)             (314)
                                                              ------------    -----------          ------------    -----------
        Net income (loss)                                     $   2,659         $  (3,472)        $   7,050         $    (237)
                                                              ------------    -----------          ------------    -----------
                                                              ------------    -----------          ------------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

               THE DOE RUN RESOURCES CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (DOLLARS IN THOUSANDS)


                                                                                 NINE MONTHS
                                                                                ENDED JULY 31,
                                                                        ---------------------------
                                                                           1998             1997
                                                                        ------------     ----------

Net cash provided by (used in) operating activities                     $  (3,825)        $  14,200
Cash flows from investing activities:
     Special term deposit                                                (125,000)                -
     Purchases of property, plant and equipment                           (17,032)           (7,432)
                                                                        ------------     ----------
          Net cash used in investing activities                          (142,032)           (7,432)
Cash flows from financing activities:
     Proceeds from revolving loan and short-term borrowings, net           15,767            12,961
     Proceeds from long-term debt                                         380,000            10,945
     Payments on long-term debt                                          (230,845)          (25,186)
     Payment of deferred financing costs                                  (12,930)             (247)
     Payment of dividends                                                    (189)           (5,241)
     Redemption of preferred stock                                         (2,500)                -
                                                                        ------------     ----------
          Net cash provided by (used in) financing activities             149,303            (6,768)
                                                                        ------------     ----------
          Net increase in cash                                              3,446                 -

Cash at beginning of period                                                 8,943                 -
                                                                        ------------     ----------
Cash at end of period                                                   $  12,389         $       -
                                                                        ------------     ----------
                                                                        ------------     ----------
Supplemental disclosure of cash flow information-
     Cash paid during the period for:
        Interest, net of capitalized interest                           $   9,445         $   7,202
                                                                        ------------     ----------
                                                                        ------------     ----------
        Income taxes                                                    $  14,089         $   2,506
                                                                        ------------     ----------
                                                                        ------------     ----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



(1)  UNAUDITED INTERIM FINANCIAL STATEMENTS

          These condensed consolidated financial statements include the accounts of the Doe Run Resources Corporation and its subsidiaries (the "Company"). The common stock of the Company is owned by DR Acquisition Corp. a wholly-owned subsidiary of The Renco Group, Inc ("Renco"). In the opinion of management, the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 1998 and results of operations for the three month and nine month periods ended July 31, 1998 and 1997. Interim periods are not necessarily indicative of results to be expected for the year. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-4 (File No. 333-52285).

(2)  INVENTORIES

                                              JULY 31,        OCTOBER 31,
                                                1998             1997
                                                ----             ----
                                             (UNAUDITED)

Finished metals and concentrates              $ 12,887          $11,460
Metals and concentrates in process              65,522           51,129
Materials, supplies and repair parts            30,763           26,059
                                              --------          -------
                                              $109,172          $88,648
                                              --------          -------
                                              --------          -------

          Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,747 and $4,738 as of July 31, 1998 and October 31, 1997, respectively.

(3)  LONG-TERM DEBT

          On March 12, 1998, the Company completed the sale of $200,000 11.25% Senior Notes due 2005 (the "Fixed Rate Notes") and $55,000 Floating Interest Rate Senior Notes due 2003 (collectively, the "Notes"). The Notes are guaranteed by certain subsidiaries of the Company (see Note 7). The Company used $125,000 of the proceeds from the Notes offering to make a deposit (the "Special Term Deposit") in a bank, which in turn loaned such amount (the "Back-to-Back Loan") to Doe Run Mining S.R.L. ("Doe Run Mining"). The Special Term Deposit and the Back-to-Back Loan have payment terms that match the timing and amount of the payments on $125,000 of the Fixed Rate Notes, except that additional interest of 0.50% for the first six months and 0.25% thereafter through September 11, 2004 is payable on the Back-to-Back Loan. The Back-to-Back Loan is collateralized by the Special Term Deposit. Doe Run Mining used the proceeds of the Back-to-Back Loan to repay the $100,000 balance on a $225,000 term loan, plus accrued interest thereon of $1,004, repay a $23,000 subordinated note to the Doe Run Resources Corporation, and pay fees of $313.

          The remaining $130,000 of the proceeds of the Notes offering, plus the $23,000 repayment of the subordinated note by Doe Run Mining, were used by the Doe Run Resources Corporation to: i) repay principal and interest on a $130,000 term loan of $128,125 and $1,127, respectively, ii) repay the

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     revolving loan balance of $14,444, iii) pay Renco $5,000 to redeem $2,500 of outstanding preferred stock, plus accrued dividends thereon of $189, and a transaction fee of $2,311 and iv) pay related fees and expenses of $6,553.

          As a result of these transactions, the Company recognized an extraordinary loss of $6,607, net of income tax benefit of $143.

(4)  HEDGING

          The fair market value of the Company's net hedging positions at July 31, 1998 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

          The fair market value of the Company's net open hedging positions at July 31, 1998 was ($265).

          The Company is exposed to risk from market price fluctuations to the extent it cannot meet anticipated sales.

          The Company does not obtain collateral or other security to support hedge instruments subject to credit risk, but assesses the reliability and reputation of its counterparties before contracts are established.

(5)  ENVIRONMENTAL AND LITIGATION MATTERS

          The Company is subject to numerous U.S. and Peruvian federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, solid and hazardous waste treatment, and storage, disposal and remediation of releases of hazardous materials. In common with much of the mining industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. The Company has made and intends to continue making the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations may become more stringent in the future which could increase costs of compliance.

          The Company has recorded a liability of $34,058 as of July 31, 1998, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

     DOMESTIC OPERATIONS
          Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). The U.S. Environmental Protection Agency (the "EPA") has completed a rule making process where the status of slag and other secondary materials generated at primary lead smelters were considered for regulation under RCRA. The final rule has been issued, and slag will continue to be exempt from hazardous waste regulation under RCRA. Further, if certain management practices are

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     followed for the handling and storage of other secondary materials, these materials will not be subject to full RCRA requirements. The Company is developing the requisite management practices, which will be in place by the end of 1999, and which will require expenditures, primarily capital, of no more than $500.

          The Company is working with regulators at the Herculaneum smelter to develop a new three-year compliance plan to meet the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan will take effect after fiscal 1998 to implement control measures identified in the plan. The Company expects to make capital expenditures for additional control measures totaling approximately $2,800 while the plan is developed and anticipates future cash requirements of approximately $3,000 for the three-year plan.

          The Company has received notice that it is a potentially responsible party ("PRP") subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), at four sites in St. Francois County, Missouri: the Big River Mine Tailings Site, the Bonne Terre Site, the Federal site, and the National site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. In addition, there are four sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has signed a voluntary Administrative Order of Consent ("AOC") in 1994 with the EPA to remediate the Big River Mine Tailings Site. In February 1997, The Company signed an AOC to perform an Engineering Evaluation/Cost Analysis on the Bonne Terre Site. In March 1998, the Company signed an AOC to perform an EE/CA on the National Site. In addition to remediating the mine waste areas at these sites, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study ("RIFS") to assess potential off-site impacts of site operations on, and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RIFS is being conducted by a third party and is approximately one-third complete, with completion expected within one year. The Block "P" site in Montana was a polymetallic mine with a waste facility located on U.S. Forest Service land. Studies of the tailings site, mine and the potential impacts on surface water have been requested by the State of Montana and the U.S. Forest Service for the tailings site.

          The Company's recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserved for closure costs for the permitted storage area. Spending against the reserve has not been significant since October 31, 1997.

          The Company's domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. It is expected that stricter discharge limits than previously in effect will be included in permits now subject to renewal. As a result, there will be additional treatment

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     facilities required, with anticipated total capital expenditures of $4,000 over the next five years to meet applicable permit requirements. There will be no appreciable increase in operating costs.

          The Company's mining and milling operations include five mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $11,000. The Company has begun certain closure requirements ahead of closure and is also accruing for the cost of ultimate closure at a rate of approximately $300 per year. Spending against the reserve has not been significant since October 31, 1997.

          The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine La Motte site. A predecessor of the Company was a former operator of the site. The EPA has not decided whether any action will be taken, but held a meeting with the Company and two other PRPs at the site on June 17, 1998 to discuss possible future response actions. This site is substantially smaller than the sites in St. Francois county where the Company has been named a PRP, and the potential issues are less complex. At this time, based on this preliminary meeting and an inspection of the site, management does not believe that any future action will result in a material adverse impact to the Company's results of operations or cash flows.

     FOREIGN OPERATIONS
          In connection with the acquisition by the Company of Empresa Metalugica La Oroya S.A. ("La Oroya"), the Company is required to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru as set forth in the Programa de Adecuacion y Manejo Ambiental (Environmental Remedy and Management Program (the "PAMA"), an environmental adjustment and management program that has been submitted to the Ministry for Energy and Mines (the "MEM"). The PAMA functions as the equivalent of an operating permit with which the operator must comply. To meet its obligations under the PAMA, the Company has negotiated a capital spending plan with the Peruvian government to invest $107,575 million during the next nine years as follows:

          The Company's operations at the La Oroya smelter historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The projects contemplated by the PAMA have been designed to achieve compliance with the applicable legal requirements prior to the expiration of the PAMA on January 13, 2007. Under the PAMA, future changes in regulations and maximum permissible levels would not affect the Company for ten years from the date of the acquisition contract.

                                                     Estimated
                     Year                              Costs
                     ----                              -----
                     1998                              2,700
                     1999                              3,612
                     2000                              4,963
                     2001                              3,300
                     2002                              3,000
                     2003                              3,800
                     2004                              2,775
                     2005                             38,700
                     2006                             44,725
                                                    --------
                                                    $107,575
                                                    --------
                                                    --------

          The Company's operations at the La Oroya smelter historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     waste water effluent quality. The projects contemplated by the PAMA have been designed to achieve compliance with the applicable legal requirements prior to the expiration of the PAMA on January 13, 2007. Under the PAMA, future changes in regulations and maximum permissible levels would not affect the Company for ten years from the date of the acquisition contract.

          According to the acquisition contract, the Company has the option to continue the use of an existing zinc ferrite disposal site for three years, after which it can take ownership of the site or create a new site. If the Company chooses to take ownership of the site, it will be responsible for its closure costs. The Company has accrued for management's estimate of the closure costs, or $7,200. If the Company abandons the ferrite site, it must pay this amount to Centromin Peru S.A., the former owner of La Oroya.

     CONSOLIDATED
          The Company believes its reserves for domestic and foreign environmental and reclamation matters are adequate, based on the information available. Depending upon the type and extent of remediation activities required, costs in excess of established reserves are reasonably possible. Therefore, there can be no assurance that additional costs, both individually and in the aggregate, would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     LITIGATION
          The Company is a defendant in several lawsuits alleging certain damages stemming from the operations at the Herculaneum, Missouri smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class alleged is comprised of children who lived in Herculaneum during a period of time when they were six months to six years old, and the remedy sought is medical monitoring for the class. The second class action similarly is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the purported size of the class is every home in Herculaneum. The other two cases are personal injury actions by fourteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages are also being sought in each case. The Company is vigorously defending all of these claims. Preliminary investigation and research by the Company indicates property values in Herculaneum are consistent with those of surrounding communities and have not been affected by the smelter. Finally, based on rules for class certification, the Company believes class certification is not appropriate. However, because the cases are in the early stages of discovery, the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company.

(6)  SUBSEQUENT EVENT - ACQUISITION OF ASARCO MISSOURI LEAD DIVISION

          On September 1, 1998, the Company purchased the assets of the Missouri Lead Division ("MLD") of ASARCO Incorporated ("ASARCO"), including a smelter and refinery and two mines. Proceeds of $43,400 from an offering of $50,000 11.25% Senior Secured Notes due 2005 (the "Secured Notes"), plus loans under the revolving credit facility of $12,427 financed the payment of the purchase

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     price made at the closing. The payment was based on the MLD's inventories as of July 31, 1998, and an adjustment based upon the inventories at the closing date is expected to result in an amount receivable from ASARCO of between $1,000 and $2,000.

(7)  GUARANTOR SUBSIDIARIES

          The Guarantor Subsidiaries (Fabricated Products, Inc. ("FPI"), Doe Run Cayman Ltd. ("Doe Run Cayman") and its wholly-owned subsidiary, Doe Run Mining and Doe Run Peru S.R.L) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Notes and the Secured Notes. Financial information regarding the Guarantor Subsidiaries as of July 31, 1998 and October 31, 1997 and the three month and nine month periods ending July 31, 1998 is presented for purposes of complying with the reporting requirements of the Guarantor Subsidiaries. FPI was incorporated in August 1996, and its operations were not material to the results of operations of the Company for the three and nine month periods ending July 31, 1997. Separate financial statements of Doe Run Peru S.R.L have been presented to fulfill the disclosure requirements for guarantor subsidiaries that are not wholly-owned. Doe Run Mining and Doe Run Cayman are holding companies which do not have operations separate from those of Doe Run Peru S.R.L. Separate financial statements and other disclosures concerning each Guarantor Subsidiary and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                          CONSOLIDATING BALANCE SHEET
                         AS OF JULY 31, 1998 (UNAUDITED)
                      (PER SHARE AMOUNTS NOT IN THOUSANDS)

                                                                        THE COMPANY
                                                                         EXCLUDING                DOE RUN CAYMAN
                                                                         GUARANTOR               AND WHOLLY-OWNED     DOE RUN
                                                                        SUBSIDIARIES    FPI         SUBSIDIARY       PERU S.R.L.
                                                                        ------------   -------   ----------------   -----------
                                     ASSETS
Current assets:
     Cash                                                                $      -      $     -       $  3,070         $  9,319
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                 40,433        4,943              -           27,619
     Inventories                                                           37,211        2,533              -           69,441
     Prepaid expenses and other current assets                             10,022          156          4,384           24,265
     Due from subsidiaries                                                 22,543            -          6,830                -
     Due from parent                                                            -            -              -          134,095
                                                                        ------------   -------   ----------------   -----------
         Total current assets                                             110,209        7,632         14,284          264,739

Property, plant and equipment, net                                        102,040        7,690              -           96,641
Special term deposit                                                      125,000            -              -                -
Net deferred tax assets                                                     8,364            -              -                -
Other noncurrent assets, net                                               15,959          415            296            1,340
Investment in subsidiaries                                                 20,299            -        275,393                -
                                                                        ------------   -------   ----------------   -----------
         Total assets                                                    $381,871      $15,737       $289,973         $362,720
                                                                        ------------   -------   ----------------   -----------
                                                                        ------------   -------   ----------------   -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities of long-term debt      $    895      $     -       $      -         $ 12,000
     Accounts payable                                                      13,803        3,173              -           35,492
     Accrued liabilities                                                   33,255          383          6,587           13,932
     Net deferred tax liabilities                                           6,792            -              -            1,853
     Due to subsidiaries                                                        -            -        134,095                -
     Due to parent                                                              -        9,106          5,100           15,167
                                                                        ------------   -------   ----------------   -----------
         Total current liabilities                                         54,745       12,662        145,782           78,444
Long-term debt, less current maturities                                   261,767            -        125,000                -
Other noncurrent liabilities                                               46,824        1,954              -            8,883
                                                                        ------------   -------   ----------------   -----------
         Total liabilities                                                363,336       14,616        270,782           87,327

Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                -            -              -                -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                                -            1              -                -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                                 -            -          2,005                -
     Common stock, one nuevos soles par value, 648,672,941
         shares authorized, issued and outstanding                              -            -              -          247,926
     Additional paid in capital                                             5,000          935              -                -
     Retained earnings                                                     13,535          185         17,186           27,467
                                                                        ------------   -------   ----------------   -----------
         Total shareholders' equity                                        18,535        1,121         19,191          275,393
                                                                        ------------   -------   ----------------   -----------
         Total liabilities and shareholders' equity                      $381,871      $15,737       $289,973         $362,720
                                                                        ------------   -------   ----------------   -----------
                                                                        ------------   -------   ----------------   -----------



                                                                                           THE
                                                                        ELIMINATIONS      COMPANY
                                                                        -------------    ----------
                                     ASSETS
Current assets:
     Cash                                                                 $       -       $ 12,389
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                     (249)        72,746
     Inventories                                                                (13)       109,172
     Prepaid expenses and other current assets                               (4,528)        34,299
     Due from subsidiaries                                                  (29,373)             -
     Due from parent                                                       (134,095)             -
                                                                        -------------    ----------
         Total current assets                                              (168,258)       228,606

Property, plant and equipment, net                                                -        206,371
Special term deposit                                                              -        125,000
Net deferred tax assets                                                           -          8,364
Other noncurrent assets, net                                                      -         18,010
Investment in subsidiaries                                                 (295,692)             -
                                                                        -------------    ----------
         Total assets                                                     $(463,950)      $586,351
                                                                        -------------    ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities of long-term debt               -       $ 12,895
     Accounts payable                                                          (249)        52,219
     Accrued liabilities                                                     (4,528)        49,629
     Net deferred tax liabilities                                                 -          8,645
     Due to subsidiaries                                                   (134,095)             -
     Due to parent                                                          (29,373)             -
         Total current liabilities                                         (168,245)       123,388
Long-term debt, less current maturities                                           -        386,767
Other noncurrent liabilities                                                      -         57,661
                                                                        -------------    ----------
         Total liabilities                                                 (168,245)       567,816

Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                  -              -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                                 (1)             -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                              (2,005)             -
     Common stock, one nuevos soles par value, 648,672,941
         shares authorized, issued and outstanding                         (247,926)             -
     Additional paid in capital                                                (935)         5,000
     Retained earnings                                                      (44,838)        13,535
                                                                        -------------    ----------
         Total shareholders' equity                                        (295,705)        18,535
                                                                        -------------    ----------
         Total liabilities and shareholders' equity                       $(463,950)      $586,351
                                                                        -------------    ----------
                                                                        -------------    ----------

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                       CONSOLIDATING STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED)

                                                 THE COMPANY
                                                  EXCLUDING               DOE RUN CAYMAN
                                                  GUARANTOR              AND WHOLLY-OWNED    DOE RUN                        THE
                                                 SUBSIDIARIES       FPI     SUBSIDIARY     PERU S.R.L.   ELIMINATIONS     COMPANY
                                                 ------------       ---  ----------------  -----------   ------------    ---------
Net sales                                         $ 62,350      $ 4,614      $  3,049       $122,085      $  (7,738)      $184,360

Costs and expenses:
     Cost of sales                                  51,584        4,148             -        101,406           (552)       156,586
     Depletion, depreciation and amortization        3,677          260             -          1,614              -          5,551
     Selling, general and administrative             4,220          290         2,418          8,393         (7,290)         8,031
     Exploration                                     1,165            -             -              -              -          1,165
                                                  --------      -------      --------       --------      ---------       --------
        Total costs and expenses                    60,646        4,698         2,418        111,413         (7,842)       171,333
                                                  --------      -------      --------       --------      ---------       --------
        Income (loss) from operations                1,704          (84)          631         10,672            104         13,027

Other income (expense):
     Interest expense                               (8,095)        (223)       (4,193)          (244)           223        (12,532)
     Interest income                                 3,761            -            10             93           (223)         3,641
     Other, net                                       (302)           2         1,120           (116)              -            704
     Equity in earnings of subsidiaries              6,377            -         9,042             -         (15,419)             -
                                                  --------      -------      --------       --------       ---------       --------
                                                     1,741         (221)        5,979           (267)       (15,419)        (8,187)
                                                  --------      -------      --------       --------       ---------       --------
        Income (loss) before income tax
               and extraordinary item                3,445         (305)        6,610         10,405        (15,315)         4,840
     Income tax expense                                818            -             -          1,363               -         2,181
                                                  --------      -------      --------       --------       ---------       --------
        Income (loss) before extraordinary item      2,627         (305)        6,610          9,042        (15,315)         2,659
        Extraordinary item                               -            -             -              -              -              -
                                                  --------      -------      --------       --------       ---------       --------
        Net income (loss)                         $  2,627      $  (305)     $  6,610       $  9,042      $ (15,315)      $  2,659
                                                  --------      -------      --------       --------       ---------       --------
                                                  --------      -------      --------       --------       ---------       --------

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                       CONSOLIDATING STATEMENTS OF OPERATIONS
                   NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)

                                                 THE COMPANY
                                                  EXCLUDING               DOE RUN CAYMAN
                                                  GUARANTOR              AND WHOLLY-OWNED   DOE RUN                         THE
                                                 SUBSIDIARIES     FPI       SUBSIDIARY    PERU S.R.L.    ELIMINATIONS     COMPANY
                                                 ------------     ---       ----------    -----------    ------------    ---------
Net sales                                         $181,356      $12,441      $  5,049      $349,444       $ (20,525)      $527,765

Costs and expenses:
     Cost of sales                                 148,674       11,470             -       283,037          (3,490)       439,691
     Depletion, depreciation and amortization       11,463          539             -         5,010               -         17,012
     Selling, general and administrative            12,155        1,002         3,158        26,523         (17,107)        25,731
     Exploration                                     2,764            -             -             -               -          2,764
                                                  --------      -------      --------      --------       ---------       --------
        Total costs and expenses                   175,056       13,011         3,158       314,570         (20,597)       485,198
                                                  --------      -------      --------      --------       ---------       --------
        Income (loss) from operations                6,300         (570)        1,891        34,874              72         42,567

Other income (expense):
     Interest expense                              (16,933)        (534)       (9,825)         (279)            534        (27,037)
     Interest income                                 5,975            -            10           549            (534)         6,000
     Other, net                                       (543)         (30)          179           463               -             69
     Equity in earnings of subsidiaries             16,384            -        27,576             -         (43,960)             -
                                                  --------      -------      --------      --------       ---------       --------
                                                     4,883         (564)       17,940           733         (43,960)       (20,968)
                                                  --------      -------      --------      --------       ---------       --------
        Income (loss) before income tax
               and extraordinary item               11,183       (1,134)       19,831        35,607         (43,888)        21,599
     Income tax expense (benefit)                     (105)          16             -         8,031               -          7,942
                                                  --------      -------      --------      --------       ---------       --------
        Income (loss) before extraordinary item     11,288       (1,150)       19,831        27,576         (43,888)        13,657
        Extraordinary item                          (4,238)           -        (2,369)            -               -         (6,607)
                                                  --------      -------      --------      --------       ---------       --------
        Net income (loss)                         $  7,050      $(1,150)     $ 17,462      $ 27,576       $ (43,888)      $  7,050
                                                  --------      -------      --------      --------       ---------       --------
                                                  --------      -------      --------      --------       ---------       --------

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)

                                                         THE COMPANY
                                                          EXCLUDING             DOE RUN CAYMAN
                                                          GUARANTOR            AND WHOLLY-OWNED     DOE RUN
                                                        SUBSIDIARIES     FPI      SUBSIDIARY      PERU S.R.L.
                                                        ------------     ---   ----------------  -------------
Net cash provided by (used in) operating activities     $  25,584      $   420      $ 22,771      $ (8,640)
Cash flows from investing activities:
       Special term deposit                              (125,000)           -             -             -
       Purchases of property, plant and equipment          (8,729)      (4,391)            -        (3,912)
       Investment in subsidiaries                         (16,384)           -       (27,576)            -
                                                        ------------     ---       ----------    -------------
          Net cash provided by (used in)
            investing activities                         (150,113)      (4,391)      (27,576)       (3,912)
Cash flows from financing activities:
       Proceeds from revolving loan
          and short-term borrowings, net                    6,767            -        (3,000)       12,000
       Proceeds from long-term debt                       255,000            -       125,000             -
       Payments on long-term debt                        (130,845)           -      (100,000)            -
       Payment of deferred financing costs                (12,618)           -          (312)            -
       Loans from parent/subsidiaries                       7,335        3,971       (16,164)        4,858
       Payment of dividends                                  (189)           -             -             -
       Redemption of preferred stock                       (2,500)           -             -             -
                                                        ------------     ---       ----------    -------------
          Net cash provided by financing activities       122,950        3,971         5,524        16,858
                                                        ------------     ---       ----------    -------------
          Net increase (decrease) in cash                  (1,579)           -           719         4,306
Cash at beginning of period                                 1,579            -         2,351         5,013
                                                        ------------     ---       ----------    -------------
Cash at end of period                                   $       -       $    -      $  3,070      $  9,319
                                                        ------------     ---       ----------    -------------
                                                        ------------     ---       ----------    -------------


                                                                         THE
                                                      ELIMINATIONS     COMPANY
                                                      ------------    ---------
Net cash provided by (used in) operating activities    $ (43,960)     $  (3,825)
Cash flows from investing activities:
       Special term deposit                                    -       (125,000)
       Purchases of property, plant and equipment              -        (17,032)
       Investment in subsidiaries                         43,960              -
                                                      ------------    ---------
          Net cash provided by (used in)
            investing activities                          43,960       (142,032)
Cash flows from financing activities:
       Proceeds from revolving loan
          and short-term borrowings, net                       -         15,767
       Proceeds from long-term debt                            -        380,000
       Payments on long-term debt                              -       (230,845)
       Payment of deferred financing costs                     -        (12,930)
       Loans from parent/subsidiaries                          -              -
       Payment of dividends                                    -           (189)
       Redemption of preferred stock                           -         (2,500)
                                                      ------------    ---------
          Net cash provided by financing activities            -        149,303
                                                      ------------    ---------
          Net increase (decrease) in cash                      -          3,446
Cash at beginning of period                                    -          8,943
                                                      ------------    ---------
Cash at end of period                                  $       -      $  12,389
                                                      ------------    ---------
                                                      ------------    ---------

              DOE RUN PERU S.R.L.
     CONDENSED CONSOLIDATED BALANCE SHEETS
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

                                                               JULY 31,        OCTOBER 31,
                                                                1998              1997
                                                            -------------    -------------
                                                             (UNAUDITED)
                                     ASSETS

Current assets:
      Cash                                                       $  9,319      $   5,013
      Trade accounts receivable, net of allowance for
           doubtful accounts                                       27,619            390
      Inventories                                                  69,441         59,032
      Prepaid expenses and other current assets                    24,265          2,729
      Due from parent                                             134,095        125,000
                                                                 --------      ---------
           Total current assets                                   264,739        192,164

Property, plant and equipment, net                                 96,641         97,739
Other noncurrent assets, net                                        1,340              -
                                                                 --------      ---------
           Total assets                                          $362,720      $ 289,903
                                                                 --------      ---------
                                                                 --------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings                                      $ 12,000      $       -
      Accounts payable                                             35,492         23,151
      Accrued liabilities                                          13,932          9,375
      Net deferred tax liabilities                                  1,853              -
      Due to parent                                                15,167          1,214
                                                                 --------      ---------
           Total current liabilities                               78,444         33,740

Other noncurrent liabilities                                        8,883          8,346
                                                                 --------      ---------
           Total liabilities                                       87,327         42,086

Shareholders' equity:

      Common stock, one nuevos soles par value, 648,672,941
           shares authorized, issued and outstanding              247,926        247,926
      Retained earnings                                            27,467           (109)
                                                                 --------      ---------
           Total shareholders' equity                             275,393        247,817
                                                                 --------      ---------
           Total liabilities and shareholders' equity            $362,720      $ 289,903
                                                                 --------      ---------
                                                                 --------      ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                    THREE MONTHS                    NINE MONTHS
                                                   ENDED JULY 31,                  ENDED JULY 31,
                                            ---------------------------     --------------------------
                                               1998             1997            1998             1997
                                            -------------   -----------     -----------    -----------
Net sales                                    $ 122,085       $ 114,787       $ 349,444       $ 332,518

Costs and expenses:
    Cost of sales                              101,406          96,470         283,037         278,036
    Depreciation and amortization                1,614           1,501           5,010           4,254
    Selling, general and administrative          8,393           4,650          26,523          14,762
                                            -------------   -----------     -----------    -----------
       Total costs and expenses                111,413         102,621         314,570         297,052
                                            -------------   -----------     -----------    -----------
       Income from operations                   10,672          12,166          34,874          35,466

Other income (expense):
    Interest expense                              (244)            (96)           (279)           (866)
    Interest income                                 93               -             549               -
    Other, net                                    (116)            249             463          (1,189)
                                            -------------   -----------     -----------    -----------
                                                  (267)            153             733          (2,055)
                                            -------------   -----------     -----------    -----------
       Income before income tax expense         10,405          12,319          35,607          33,411

Income tax expense                               1,363           3,696           8,031          10,078
                                            -------------   -----------     -----------    -----------
       Net income                            $   9,042       $   8,623       $  27,576       $  23,333
                                            -------------   -----------     -----------    -----------
                                            -------------   -----------     -----------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                                               NINE MONTHS
                                                                              ENDED JULY 31,
                                                                     ----------------------------
                                                                        1998              1997
                                                                     -----------        ---------

Net cash provided by (used in) operating activities                   $ (8,640)          $ 20,733
Cash flows from investing activities:
     Purchases of property, plant and equipment                         (3,912)                 -
                                                                      ----------         --------
         Net cash used in investing activities                          (3,912)                 -
Cash flows from financing activities:

     Proceeds from short-term borrowings, net                           12,000                  -
     Payments on long-term debt                                              -            (15,068)
     Loans from parent                                                   4,858                  -
     Transfer to Centromin                                                   -             (6,197)
                                                                      ----------         --------
         Net cash provided by (used in) financing activities            16,858            (21,265)
                                                                      ----------         --------
         Net increase (decrease) in cash                                 4,306               (532)

Cash at beginning of period                                              5,013                572
                                                                      ----------         --------
Cash at end of period                                                 $  9,319           $     40
                                                                      ----------         --------
                                                                      ----------         --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


(1)  BASIS OF PRESENTATION

     COMPARABILITY OF FINANCIAL STATEMENTS
          The condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the nine months ended July 31, 1997 reflect the basis of assets and liabilities of La Oroya, a division of Centromin Peru. S.A. The condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the nine months ended July 31, 1998 reflect the new basis of assets and liabilities of Doe Run Peru S.R.Ltda. ("the Company") acquired as of October 23, 1997. The Company's results may not be comparable in all respects to those of La Oroya.

     UNAUDITED INTERIM FINANCIAL STATEMENTS
          In the opinion of management, the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of July 31, 1998 and results of operations for the three month and nine month periods ended July 31, 1998 and 1997. Interim periods are not necessarily indicative of results to be expected for the year.

(2)  INVENTORIES

                                                  JULY 31,       OCTOBER 31,
                                                   1998             1997
                                                  -------         --------

Refined metals and concentrates for sale          $ 1,347          $ 5,324
Metals and concentrates in process                 53,724           43,188
Materials, supplies and spare parts                14,370           10,520
                                                  -------         --------
                                                  $69,441          $59,032
                                                  -------         --------
                                                  -------         --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company, the domestic operations of the Company, including FPI ("Doe Run"), and the Peruvian operations of the Company, including Doe Run Cayman and its subsidiaries ("Doe Run Peru") and should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto, and other financial information included herein and the Company's Registration Statement on Form S-4 (File No. 333-52285).

CONSOLIDATED FINANCIAL POSITION

     During the nine months ended July 31, 1998, total debt increased by approximately $164.9 million and noncurrent assets, in the form of the Special Term Deposit, increased by $125.0 million. See "- Liquidity and Capital Resources." In addition, the Company increased working capital, primarily at Doe Run Peru after the acquisition on October 23, 1997 (the "Acquisition") of Empresa Metalurgica La Oroya S.A. ("La Oroya") from Empresa Minera del Centro del Peru S.A., a Peruvian government-owned conglomerate ("Centromin"). Accounts receivable, inventories and other current assets, primarily value added tax and prepaid income taxes, increased $20.3 million, $20.5 million and $29.0 million, respectively, offset by increases of $11.1 million in accounts payable and $20.7 million in accrued liabilities. Management believes that the current working capital level at Doe Run Peru is adequate to support ongoing operations.

RESULTS OF OPERATIONS

     The Company reported net earnings of $2.7 million for the third quarter ended July 31, 1998 compared to a net loss of $3.5 million for the third quarter of 1997. Doe Run recorded a net loss of $8.3 million in the third quarter of 1998 (excluding intercompany fee revenue of $4.2 million) compared to a net loss of $3.5 million in the third quarter of 1997. The Company's results were improved by the net earnings of $11.0 million of Doe Run Peru (excluding intercompany fees of $4.2 million). See "Results of Operations - Doe Run Peru".

     For the nine months ended July 31, 1998, the Company reported net earnings of $7.1 million compared to a net loss of $.2 million for the nine months ended July 31, 1997. Earnings for the 1998 period include a $6.6 million extraordinary charge related to the early retirement of debt. Earnings from Doe Run were $22.2 million lower (excluding intercompany fee revenue of $12.1 million) than the prior year primarily due to the lower lead prices, partially offset by improved production volume and operating cost. The addition of Doe Run Peru contributed $29.5 million to net earnings (excluding intercompany fees of $12.1 million) for the nine months ended July 31, 1998.

     Results for the third quarter and the nine months ended July 31, 1998 reflect a sharp decline in the market prices of lead, copper and zinc, from the prior year. The impact of these reductions was partially offset by a significant increase in the market price of silver.

     During the second quarter of fiscal 1998 the Company implemented plans to minimize the impact of the decline in metal prices through cost reductions and productivity and revenue enhancements. These plans included maintenance and other expense reductions, increased lead ore grade at the Company's lead mines, increased secondary smelter production and increased production, primarily of silver and lead, at the Company's La Oroya smelter. The impacts of these plans are reflected in the results of the third quarter and nine months ended July 31, 1998.

     The following table sets forth average London Metal Exchange ("LME") prices for lead, copper and zinc and the average London Bullion Market Association ("LBMA") price for silver for the periods indicated:

                             Three Months Ended      Nine Months Ended
                                  July 31,               July 31,
                          ----------------------- ---------------------
                              1998         1997        1998     1997
                          ----------   ---------- ---------  ----------

Average Prices
--------------
   Lead  ($/ton)          $  489.00     $  573.60  $  492.60  $  600.60
   Copper  ($/ton)         1,522.60      2,289.40   1,573.20   2,190.80
   Zinc  ($/ton)             939.80      1,270.00     973.60   1,114.40
   Silver ($/troy ounce)       5.43          4.63       5.83       4.82

     The following table sets for the Company's production for the periods indicated:

                                                   Three Months Ended   Nine Months Ended
                                                        July 31,              July 31,
                                                   ------------------  -------------------
                                                    1998        1997      1998      1997
                                                   --------- -------- ---------  ----------

Doe Run
-------
   Lead metal - primary (short tons)               55,183      60,835  183,129     184,036
   Lead metal - secondary (short tons)             28,401      26,925   82,687      71,611
   Lead concentrates (metal content, short tons)   60,410      58,084  179,582     188,641
   Ore Grade                                         5.56%       5.06%    5.42%       5.33%

Doe Run Peru
------------
   Refined copper (short tons)                     18,501      18,548   53,410      53,172
   Refined lead (short tons)                       30,945      28,044   88,098      79,296
   Refined zinc (short tons)                       19,932      20,211   58,916      56,118
   Refined silver (thousands of troy ounces)        7,160       5,492   19,940      15,710
   Refined gold (thousands of troy ounces)             16          10       42          33

     Mine production of lead metal in concentrates for the third quarter of 1998 was 4.0% better than the third quarter of 1997, although slightly less than planned, due to lower than expected ore grades. For the nine-month period, mine production was 4.8% less than the prior year, which was consistent with the planned operating level. Primary smelter production for the third quarter of 1998 was approximately 9.3% less than the third quarter of 1997 and 5.8% less than planned. For the nine-month period, primary smelter production was approximately equal to the prior year but slightly less than planned. These variances are primarily due to minor operating problems which occurred subsequent to the planned maintenance shutdown in June 1998. By the end of July 1998, smelter production increased to levels which were better than planned. Secondary smelter production exceeded the prior year by 5.5% for the third quarter and 15.5% for the nine months ended July 31, 1998, due to increased cable strip processing and improved smelter operating efficiencies.

     During the third quarter of 1998, the capacity of the silver refinery at the La Oroya smelter was increased by approximately 25.0% and the lead refinery capacity was increased by 4.8%. These improvements along with other improvements in operating efficiency are reflected in the production results. Refined silver production exceeded the prior year by 30.4% and 26.9% for the quarter and the nine months ended July 31, 1998, respectively. Refined lead production increased over the prior year by 10.3% for the quarter and 11.1% for the nine-month period. These results were accomplished in spite of the flooding caused by El Nino, which caused supply and shipment problems, as well as the failure of the main turbine of La Oroya's oxygen plant which was inoperative during approximately six weeks of the quarter.

     Results of operations for the quarter and the nine months ended July 31, 1998 include the results of Doe Run and Doe Run Peru. Since the Acquisition occurred on October 23, 1997, results of operation for the quarter and nine months ended July 31, 1997 include only the results of Doe Run. In order to provide a more meaningful analysis, the results of operations attributable to Doe Run Peru for the quarter and nine months ended July 31, 1998 will be noted and discussed separately under "Results of Operations - Doe Run Peru." This discussion will include a comparison to La Oroya's results for the comparable periods of 1997.

     NET SALES in the third quarter of 1998 were $184.4 million compared to $70.5 million in the third quarter of 1997. Of this increase, $122.1 million is attributable to the addition of Doe Run Peru. Doe Run's net sales were $8.2 million or 11.6% lower in the third quarter of 1998 compared to the third quarter of 1997 primarily due to lower lead metal and copper concentrate sales.

     The following table sets forth the sales volume and realized prices of Doe Run for the periods indicated:

                                      Three Months Ended   Nine Months Ended
                                         July 31,              July 31,
                                   --------------------  ----------------------
                                     1998        1997      1998       1997
                                   ---------   --------  ---------  ----------

Sales volumes (short tons)
--------------------------
   Lead metal                       72,480       77,224    209,995    208,266
   Zinc concentrates                18,009       15,426     51,151     51,407
   Copper concentrates               3,844        6,792     13,339     19,599

Realized Prices ($/ton)
-----------------------
   Lead metal                      $578.49      $638.01    $583.56    $662.59
   Zinc concentrates                324.56       434.07     346.78     379.75
   Copper concentrates              172.22       375.44     208.64     361.80

     Lead metal net sales decreased 14.9% from $49.3 million in the 1997 quarter to $41.9 million in the 1998 quarter. Of the decline, $3.0 million is due to lower sales volume and the remaining $4.4 million decrease is due to lower realized prices for lead metal. The average LME price for lead metal decreased 14.7% in the third quarter of 1998 compared to the corresponding period in 1997. Although Doe Run was able to obtain higher premiums for lead sold, the net realized price was 9.3% lower in the third quarter of 1998. Net realized prices for lead metal include the effects of changes in premiums received as well as net hedging activity. Copper concentrate net sales were lower by $1.9 million or 74.0% in the third quarter of 1998 compared to the third quarter of 1997 due to a 43.4% decrease in volume and a 54.1% decrease in net realized price. The volume decrease is primarily due to lower production resulting from a planned change in operations to focus on lead production. The net realized price decrease is due in part to a 33.5% decrease in the LME average price of copper for the comparable quarters. Net realized prices for copper concentrates and other by-products are net of adjustments for provisionally priced sales and hedging activities.

     Net sales for the nine-month period ended July 31, 1998 were $527.8 million compared to $206.4 million for the nine months ended July 31, 1997. Of this increase, $346.9 million is attributable to the addition of Doe Run Peru. Doe Run's net sales for the nine months ended July 31, 1998 were $25.5 million less than the 1997 period primarily due to lower lead prices. Lead metal net sales decreased 11.2% from $138.0 million in the 1997 period to $122.5 million in 1998. Doe Run's net realized price was 11.9% lower in the 1998 period compared to the 1997 period due to an 18.0% decline in the average LME prices for lead metal. The resulting $16.5 million net sales decrease was partially offset by improved lead metal sales volume. Copper concentrate net sales were lower by $4.3 million or 60.8% in the 1998 period compared to the 1997 period due to a 31.9% decrease in volume and a 42.3% decrease in net realized price. The volume decrease is primarily due to lower production resulting from the focus on lead production while the net realized price decrease is the result of a 28.2% decrease in the LME average price of copper. Sales by Seafab Metals Company ("Seafab") were $4.6 million lower in the 1998 period compared to the 1997 period, primarily as a result of the planned relocation of the fabrication plant from Seattle, Washington to Casa Grande, Arizona. A slowdown in oxide sales due to lower battery demand also contributed to the reduction.

     COST OF SALES for the third quarter 1998 was $156.6 million compared to $61.7 million for the third quarter 1997. Of this increase, $101.3 million is attributable to the addition of Doe Run Peru. Doe Run's cost of sales for the third quarter of 1998 was $6.4 million less than the third quarter of 1997. The reduced sales volume discussed above accounted for $3.6 million of the cost decrease. The remainder of the decrease is principally due to lower operating costs, primarily reduced usage of materials and supplies on major maintenance projects.

     Cost of sales for the nine month period ended July 31, 1998 was $439.7 million compared to $170.1 million for the nine months ended July 31, 1997. Of this increase, $280.5 million is attributable to the addition of Doe Run Peru. Doe Run's cost of sales was $159.2 million for the 1998 period compared to $170.1 million for the 1997 period. Increased volume of lead metal offset by lower zinc, copper and lead concentrate and toll volumes accounted for $2.0 million of the cost decrease. The cost of purchased lead concentrates and higher costs for purchased feed material and salaries and wages were offset by reduced spending on purchased services, purchased lead metal and materials and supplies, and the impact of a 4.2% increase in lead metal production volume. As a result, the average cost per ton produced was 2.8% lower in the 1998 period, compared to the 1997 period, reducing cost of sales by $5.6 million from the 1997 period. Lower volume at Seafab, primarily related to the relocation of the fabrication plant, reduced cost of sales by $3.3 million.

     DEPLETION, DEPRECIATION AND AMORTIZATION for the third quarter 1998 increased by $1.9 million compared to the third quarter 1997. For the nine months ended July 31, 1998 depletion, depreciation and amortization increased by $6.1 million compared to the 1997 period. Increases of $1.6 million for the third quarter and $5.0 million for the nine months ended July 31, 1998 are attributable to the addition of Doe Run Peru. The remainder of the increases are primarily due to depreciation of plant and equipment on recent capital additions.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased by $5.8 million in the third quarter 1998 compared to the third quarter 1997. The addition of Doe Run Peru accounts for $4.8 million of the increase. This includes increases in domestic general and administrative expenses of $1.3 million for salaries for expatriates, management fees, insurance and travel related to the operation of Doe Run Peru. The cost of selling and administrative services provided by Doe Run to Doe Run Peru are reimbursed by fees collected under various services and agency agreements between Doe Run and Doe Run Peru, which are eliminated in consolidation. Other expenses, including salaries, wages and benefits, net worth appreciation, audit fees, and other, are approximately $.9 million higher than the prior year.

     Selling, general and administrative expenses increased by $17.7 million for the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. The addition of Doe Run Peru accounts for $12.6 million of the increase. Increased domestic general and administrative expenses associated with the operation of Doe Run Peru totaled $3.4 million for the nine-month period. Other expenses, primarily the items discussed previously, account for the remainder of the increase.

     EXPLORATION expense for the third quarter of 1998 increased $.3 million or 29.9% from the third quarter of 1997. For the nine months ended July 31, 1998 exploration expense increased $.5 million or 22.2% compared to the nine months ended July 31, 1997. These increases were due to increased expenditures at minerals properties located in Missouri and the Republic of South Africa.

     INCOME FROM OPERATIONS for the third quarter 1998 was $13.0 million compared to $2.1 million for the third quarter 1997. For the nine months ended July 31, 1998, operating income was $42.6 million compared to $15.0 million for the 1997 period. Increases of $15.7 million for the third quarter and $48.8 million for the nine months ended July 31, 1998, are attributable to the addition of Doe Run Peru. The reminder of the changes are due to the factors discussed above.

     INTEREST EXPENSE increased by $9.5 million in the third quarter and $16.4 million in the nine months ended July 31, 1998, compared to the prior year due to an increase of approximately $300 million in the Company's average outstanding debt balance partially offset by lower average interest rates. The increase in the Company's outstanding debt balance is primarily associated with the Acquisition and operation of Doe Run Peru.

     INTEREST INCOME increased $3.6 million in the third quarter and $6.0 million in the nine months ended July 31, 1998, compared to the prior year, primarily due to interest income on the $125.0 million Special Term Deposit associated with the Back-to-Back Loan.

     INCOME TAX EXPENSE for the three month period ended July 31, 1998 reflects an effective rate of approximately 45%, primarily due to a revision of the Company's estimate of its annual effective tax rate increase from 34% to 37% in the third quarter. Lower income during the third quarter 1998, magnified the impact of the revision. Income tax expense for the three-month period ended July 31, 1997 reflects an adjustment to the Company's estimate of the effective tax rate for the year ended October 31, 1997, resulting from a decrease in pre-tax book income and the effect of a valuation allowance of U.S. alternative minimum tax in excess of the Company's regular tax liability.

RESULTS OF OPERATIONS - DOE RUN PERU

     The following tables set forth the operating results, sales volumes and realized prices of Doe Run Peru and its predecessor for the periods indicated (note that the financial statements of Doe Run Peru and its predecessor reflect different bases in assets and liabilities as a result of purchase accounting and may not be comparable in all respects):


Results of operations                                     Three Months Ended                 Nine Months Ended
---------------------                                          July 31,                           July 31,
                                                     --------------------------        ------------------------------
                                                        1998            1997               1998                1997
                                                     -----------     ----------        ------------       ------------

Net sales                                             $122,085         $114,787         $  349,444          $  332,518

Costs and expenses:
     Cost of sales                                    101,406           96,470             283,037             278,036
     Depreciation and amortization                      1,614            1,501               5,010               4,254
     Selling, general and administrative                3,521            4,650              12,574              14,762
     Intercompany fees                                  4,241                -              12,058                   -
                                                     -----------     ----------        ------------       ------------
          Total costs and expenses                    110,782          102,621             312,679             297,052
                                                     -----------     ----------        ------------       ------------
          Income from operations                       11,303           12,166              36,765              35,466

Other income (expense)
     Interest expense                                  (4,437)             (96)            (10,104)               (866)
     Interest income                                      103                -                 559                   -
     Other, net                                         1,004              249                 642              (1,189)
                                                     -----------     ----------        ------------       ------------
                                                       (3,330)             153              (8,903)             (2,055)
                                                     -----------     ----------        ------------       ------------
     Income before income tax expense
          and extraordinary item                      $ 7,973          $12,319          $   27,862          $   33,411
                                                     -----------     ----------        ------------       ------------
                                                     -----------     ----------        ------------       ------------

Note: The following eliminations were made in consolidating these results with Doe Run.

Net sales                                             $    20                              $ 2,498
Cost of sales                                             126                                2,498
Intercompany fees                                       4,241                               12,058

Sales Volumes
-------------
     Copper (short tons)                               18,943           18,212              54,098              53,907
     Lead (short tons)                                 32,949           28,246              88,387              80,652
     Zinc (short tons)                                 20,656           19,667              60,348              55,018
     Silver (thousands of troy ounces)                  7,227            5,047              20,235              15,076
     Gold bullion (thousands of troy ounces)               16                9                  43                  29

Realized Prices
---------------
     Copper ($/ton)                                 $1,545.00        $2,335.00           $1,565.00           $2,218.00
     Lead ($/ton)                                      519.00           582.00              521.00              625.00
     Zinc ($/ton)                                      977.00         1,212.00            1,007.00            1,084.00
     Silver  ($/troy ounce)                              5.63             4.74                5.81                4.88
     Gold bullion  ($/troy ounce)                      299.15           343.72              300.15              357.67

     NET SALES in the third quarter of 1998 were $122.1 million compared to $114.8 million in the third quarter of 1997. Refined silver sales increased 70.1% from $23.9 million in 1997 to $40.7 million in 1998. The production improvements discussed previously increased refined silver sales volume by
2.2 million ounces or 43.2%, contributing $10.3 million to the sales increase. The average LBMA price for silver increased 17.3% in the third quarter of 1998 compared to the third quarter of 1997. As a result, Doe Run Peru's net realized price was 18.8% higher in the 1998 quarter contributing $6.4 million to the sales increase. Net realized prices for silver are net of the effects of changes in premiums and hedging activities. Refined copper net sales were lower by $13.3 million or 31.2% in the third quarter of 1998 due to lower prices partially offset by increased volume. Doe Run Peru's net realized price for refined copper was lower by 33.8%, reducing net sales by $15.0 million. Copper tolling, a service which was not provided in the 1997 quarter, contributed $2.7 million to the net sales increase.

     Net sales for the nine-month period ended July 31, 1998 were $349.4 million compared to $332.5 million for the nine-month period ended July 31, 1997. The increase is due primarily to higher prices and volumes for silver offset by lower copper prices. The production improvements previously discussed increased silver sales volume by 5.2 million ounces or 34.2% in the 1998 period contributing $25.2 million to the net sales increase. The average LBMA price for silver was 21.0% higher in the nine-month period ended July 31, 1998 compared to the 1997 period. As a result, the net realized price for refined silver increased by $.93 per ounce, increasing net sales by $18.8 million. Net sales of refined copper were 29.2% or $34.9 million lower in the 1998 period due to lower prices partially offset by increased volume. The net realized price for refined copper was lower by 29.5%, which reduced net sales by $35.2 million. Bullion lead net sales were higher by $7.2 million in the 1998 period compared to the 1997 period due to a 234.3% increase in volume and a 32.6% increase in net realized price. The volume increase is the result of the increased lead and silver production while the price increase is a result of increased silver content in the lead bullion due to increased silver in feed material. Refined lead net sales were $4.4 million lower in the 1998 period compared to the 1997 period due to a 16.7% decrease in the net realized price offset by a 9.6% increase in sales volume.

     COST OF SALES increased 5.1% from $96.5 million in the third quarter 1997 to $101.4 million in the third quarter 1998. The 1998 period included higher power cost resulting from the new electricity contract implemented on October 23, 1997, a sales volume increase of approximately 10.6% and $1.1 million of workers' profit sharing expense which was classified as administrative expense in the 1997 quarter. These increases were offset by the impact of improved metallurgical recoveries and a decrease in feed cost due to lower average prices of copper, gold and lead.

     Cost of sales increased 1.8% from $278.0 million in the nine months ended July 31, 1997 compared to $283.0 million in the nine months ended July 31, 1998. The 1998 period included higher power cost resulting from the new electricity contract, a sales volume increase of approximately 10.8% and $2.3 million of workers' profit sharing expense which was classified as administrative expense in the 1997 period. These increases were offset by the impact of improved metallurgical recoveries and a decrease in feed cost due to lower average prices of copper, gold and lead.

     DEPRECIATION AND AMORTIZATION expense increased by $.1 million in the third quarter 1997 and $.7 million in the nine months ended July 31, 1998 compared to the prior year, primarily due to the change in asset basis resulting from purchase accounting for the Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased 25.5% from $4.7 million in the third quarter 1997 to $3.5 million in the third quarter 1998. Of this decrease, $.8 million was due to the personnel reduction program undertaken by Centromin, which was completed during 1997 and $1.1 million was due to the reclassification of workers' profit sharing to cost of sales. These decreases were partially offset by increases in salaries and other administrative costs.

     Selling, general and administrative expenses decreased 14.9% from $14.8 million in the nine months ended July 31, 1997 to $12.6 million in the nine months ended July 31, 1998. Of this decrease, $1.3 million was due to the personnel reduction program undertaken by Centromin, which was completed during 1997, and $2.9 million was due to the reclassification of workers' profit sharing to cost of sales. Selling expenses were $.7 million lower due to a decrease in sales commissions and other commercial expenses, primarily salaries. These decreases were offset by increases in audit and legal fees, salaries and other administrative costs.

     INTERCOMPANY FEES for the third quarter and the nine months ended July 31, 1998 represent charges recorded persuant to various services and agency agreements between Doe Run and Doe Run Peru, which are designed to reimburse Doe Run for the cost of selling and administrative services provided to Doe Run Peru.

     INCOME FROM OPERATIONS decreased $.9 million in the third quarter 1998 compared to the third quarter 1997 and increased $1.3 million in the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997 due to the factors discussed above.

     INTEREST EXPENSE increased $4.3 million in the third quarter and $9.2 million in the nine months ended July 31, 1998, compared to the prior year, due primarily to the increases in long-term debt associated with the Acquisition.

     OTHER INCOME, NET increased $.8 million in the third quarter 1998 compared to the third quarter 1997 primarily due to translation gains, partially offset by costs related to the flooding caused by El Nino, primarily road and rail repairs. For the nine months ended July 31, 1998, other income, net increased by $1.8 million over the prior year due to the factors just discussed and to the elimination of expenses related to the privatization which was completed in 1997.

INCOME TAXES - DOE RUN PERU

     Doe Run Peru's income tax provision reflects the provision of its Peruvian subsidiaries at the statutory rate of 30%. Differences between the effective and statutory rate are due primarily to book losses of certain Doe Run Peru subsidiaries that cannot be offset against other subsidiaries' book income for Peruvian income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from working capital requirements, capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and revolving credit facilities. Doe Run has available a revolving credit facility (the "Doe Run Revolving Credit Facility") that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of July 31, 1998, $6.8 million was outstanding, exclusive of $4.9 million of letters of credit, under the Doe Run Revolving Credit Facility. Doe Run Peru has available a revolving credit facility (the "Doe Run Peru Revolving Credit Facility") that provides for advances by the lender to a maximum of $40.0 million less outstanding letters of credit, based upon specific percentages of eligible receivables and inventories. At July 31, 1998, Doe Run Peru had outstanding $12.0 million, exclusive of $14.4 million of letters of credit, under the Doe Run Peru Revolving Credit Facility. Net unused availability under the respective facilities at July 31, 1998 was $38.7 million and $14.3 million.

     On September 1, 1998, the Company purchased the assets of the Missouri Lead Division ("MLD") of ASARCO Incorporated ("ASARCO"), including a smelter and refinery and two mines. Proceeds of $43.4 million from an offering of $50.0 million of 11.25% Senior Secured Notes due 2005, issued at a discount, plus loans under the Doe Run Revolving Credit Facility of $12.4 million financed the payment made at the closing. After this borrowing under the Doe Run Revolving Credit Facility and borrowings for interest payments on the Notes and other operating activity, the net unused availability under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility was $12.4 million and $12.0 million, respectively, as of September 15, 1998. Management believes that availability will improve from these levels and will be adequate to support ongoing operation.

     In the third quarter 1998, $2.1 million was used in operating activities, $6.1 million was used in investing activities and $8.4 million was provided by financing activities. For the nine months ended July 31, 1998, $3.8 million was used in operating activities, $142.0 million was used in investing activities (this includes $125 million Special Term Deposit used to collateralize the Back-to-Back Loan, see discussion of financing activities below), and $149.3 million was provided by financing activities.

     As part of its financing activities, the Company issued the Notes with a face amount of $255.0 million. The net proceeds of the Notes were primarily used to pay $128.1 million plus accrued interest to banks in full settlement of the Doe Run term loan and to make the $125.0 million Special Term Deposit in a bank to collateralize the Back-to-Back Loan. Doe Run Peru used the proceeds of the Back-to-Back Loan to pay $100.0 million plus accrued interest to banks in full settlement of the Doe Run Peru term loan and to pay $23.0 million to Doe Run in settlement of a subordinated note. Doe Run used the repayment of the subordinated note to pay $14.4 million to financial institutions in full settlement of a revolving credit facility, to pay Renco $5.0 million for redemption of preferred stock of $2.5 million plus accrued dividends and a transaction fee, and to pay associated fees and expenses.

     Doe Run has projected capital expenditures of approximately $15.7 million for fiscal 1998, primarily for maintenance of operations, and operational and environmental improvements. In addition to ongoing capital investments, Doe Run has expended an average of approximately $59.5 million per year on maintenance from fiscal 1995 through fiscal 1997. As a result of these expenditures and ongoing efforts, Doe Run believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the Acquisition, Doe Run Peru undertook a capital investment program estimated to total approximately $300.0 million over a ten-year period, in part to satisfy its investment commitment of $120.0 million as set forth in the acquisition contract. Doe Run Peru has projected capital expenditures of approximately $9.4 million for fiscal 1998, primarily for maintenance of operations and operational and environmental improvements.

     The Company has substantial indebtedness and debt service requirements. As of July 31, 1998, on a consolidated basis, the Company had $399.7 million of indebtedness outstanding, or $274.7 million net of the Special Term Deposit. Management believes that cash flow from operations at Doe Run and Doe Run Peru, in addition to availability under the revolving credit facilities, will be sufficient to provide for the Company's liquidity needs for the foreseeable future.

     The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes and the Secured Notes contain numerous covenants and prohibitions that impose limitations on the liquidity of the respective borrowers, including requirements that Doe Run and Doe Run Peru satisfy certain financial ratios and limitations in order to incur additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependant upon future operating performance and financial results which will be subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

YEAR 2000 MATTERS

     Many information and process control systems used in the current business environment were designed to use only two digits in the date field, and thus may not function properly in the year 2000. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or in miscalculation. The Company has conducted a comprehensive review of its computerized information systems (IS) to identify the systems that could be affected by the "year 2000 problem" and has implemented a plan to resolve the issues identified. Currently, most of the major IS of the Company have been modified to be year 2000 compliant. The Company anticipates that the appropriate modifications to IS will be completed by mid-year 1999.

     Process control and other systems are being evaluated individually and may require replacement software, reprogramming and other corrective actions. The Company has not completed an evaluation of the status of these systems, and is unable at this time to estimate the required actions, if any, and related costs of making these systems year 2000 compliant.

     The Company's operations depend on the availability of utility services, primarily electricity and transportation services. A substantial disruption in any of these services due to providers of these services failing to achieve year 2000 compliance could have a significant impact on the Company's financial results. The Company intends to assess possible modifications to mitigate the risk of disruption to its operations.

     The cost of achieving year 2000 compliance is included in the Company's operating and administrative expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the normal course of its business, Doe Run has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes.

PART II.  OTHER INFORMATION.
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     Exhibit 27                                   Financial Data Schedule

(b)  REPORTS ON FORM 8-K.

     On September 16, 1998, the Company filed a Form 8-K to report, among other things, the acquisition of the ASARCO MLD, the issuance of the 11.25% Senior Secured Notes due 2005, and the acquisition of Empresa Minera Cobriza S.A.

                          S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE DOE RUN RESOURCES CORPORATION
                                      (Registrant)

     September 28, 1998                 /s/ Marvin K. Kaiser
Date                                  Marvin. K. Kaiser
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                      financial officer)