Form 10-K405
period 1998-10-31
DOE RUN RESOURCES CORP
filed 1999-01-29
CIK 1061112

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC  20549

                                      FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended OCTOBER 31, 1998

                                          Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                             COMMISSION FILE NUMBER 333-52285

                         THE DOE RUN RESOURCES CORPORATION
                 (Exact name of registrant as specified in its charter)

                 NEW YORK                                 13-1255630
    (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification No.)

    1801 PARK 270 DRIVE, SUITE 300
           St. Louis, Missouri                               63146
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)    (314) 453-7100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
               None                                  Not Applicable

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                         None
                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                     [X]  YES       [  ]     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]

Number of shares outstanding of each of the issuer's classes of common stock, as of January 28, 1999:
COMMON STOCK, $.10 PAR VALUE    1,000 SHARES

Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

                        THE DOE RUN RESOURCES CORPORATION
                              INDEX TO FORM 10-K


                                                                                          PAGE NO.
                                                                                          --------
PART I

     Item 1.   Business                                                                        1

     Item 2.   Properties                                                                      8

     Item 3.   Legal Proceedings                                                              11

     Item 4.   Submission of Matters to a Vote of Security Holders                            11

PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matter                                                             12

     Item 6.   Selected Financial Data                                                        12

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                            15

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                     23

     Item 8.   Financial Statements and Supplementary Data                                    23

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                                           92

PART III

     Item 10.  Directors and Executive Officers of the Registrant                             92

     Item 11.  Executive Compensation                                                         93

     Item 12.  Security Ownership of Certain Beneficial Owners and Management                 95

     Item 13.  Certain Relationships and Related Transactions                                 96

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K               98

     SIGNATURES                                                                              101

     EXHIBIT INDEX                                                                           102


                                    PART I

ITEM 1.  BUSINESS

     The Doe Run Resources Corporation (the Company) is a producer of base and precious metals with operations in the U.S. and Peru. The Company is the largest integrated lead producer in North America and the largest primary lead producer in the western world. In Peru, the Company operates the La Oroya smelter (La Oroya), one of the largest polymetallic processing facilities in the world offering an extensive product mix of non-ferrous and precious metals, including copper, silver, lead, zinc and gold.

     All of the Company's issued and outstanding capital stock is indirectly owned by The Renco Group, Inc. (Renco). Renco is 97.9% owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its subsidiaries. The Company owns 100% of Doe Run Cayman Ltd. (Doe Run Cayman), a Cayman Island corporation. Doe Run Cayman indirectly owns in excess of 99% of the interest in Doe Run Peru S.R.L (Doe Run Peru) through Doe Run Mining S.R.L (Doe Run Mining), with a DE MINIMIS number of shares owned by employees of both Doe Run Peru and Empresa Minera del Centro del Peru S.A. (Centromin) pursuant to Peruvian law. Centromin is the Peruvian government entity whose Subsidiary held the assets and liabilities of La Oroya which was purchased on October 23, 1997 by Doe Run Peru. Doe Run Mining and Doe Run Peru are Peruvian corporations.

     The Company maintains its principal executive offices at 1801 Park 270 Drive, St. Louis, Missouri 63146. The Company's phone number is (314) 453-7100.

     The Company operates in one industry segment, the non-ferrous metals industry, for financial reporting purposes. Reference is hereby made to "Item 8. Financial Statements and Supplementary Data", Note 14 to the Company's Consolidated Financial Statements. The Company's business does not involve i) seasonal fluctuations; ii) unusual working capital requirements
iii) significant order backlog; or iv) federal contracting.

RECENT TRANSACTIONS

     On March 12, 1998, the Company completed the sale of $200 million, 11.25% Senior Notes due 2005 and $55 million Floating Interest Rate Senior Notes due 2003 (collectively, the Unsecured Notes). The net proceesds of these notes were primarily used to retire existing term loans, redeem preferred stock and pay associated fees and expenses. On September 1, 1998, the Company completed the sale of $50 million, 11.25% Senior Secured Notes due 2005 (the Secured Notes). The proceeds of the Secured Notes were used to acquire certain assets of the ASARCO Incorporated's Missouri Lead Division (MLD) as described below.

     The September 1, 1998 acquisition from MLD included a primary lead smelter, the lead mining operations at the Westfork and Sweetwater production shafts and associated equipment, licenses, permits and leases, pursuant to the Asset Purchase Agreement, dated July 28, 1998 (the Asset Purchase Agreement). The $54.4 million purchase price for these assets was paid with the net proceeds of the Secured Notes and borrowings under a revolving credit facility. In addition, the Asset Purchase Agreement provides for contingent deferred payments if the annual, average LME spot lead price exceeds $.285 per pound, with such payments not to exceed $12.5 million in the aggregate.

     On August 31, 1998, the Company acquired, through Doe Run Mining for $7.5 million the stock of Empresa Minera Cobriza S.A. (Cobriza), from Centromin. The Cobriza mine and mill supply La Oroya with approximately 40% of its annual copper concentrate requirements. The Cobriza mill has a throughput capacity of approximately 10,500 tons per day of ore from which the mill produces a copper/silver concentrate, all of which is shipped by truck to the La Oroya smelter.

OVERVIEW -- U.S. OPERATIONS

     The Company's U.S. operations consist of eight production shafts, six mills, two primary smelters, and one secondary smelter in Missouri and fabrication facilities in Arizona, Washington and Texas. These integrated operations permit it to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling lead-bearing materials such as spent lead-acid batteries.

     The Company conducts its U.S. mining operations along approximately 40 miles of the Viburnum Trend in Southeastern Missouri, one of the world's most productive lead deposits. As of October 31, 1998, the Company's U.S.

ore reserves consisted of approximately 71 million proven and probable tons, containing grades of 5.83% lead, 1.21% zinc and .23% copper.

     In fiscal 1998, the Company shipped approximately 375,000 tons of refined lead metal and lead alloy products, including recycled lead, representing approximately 18.4% of North American consumption and 6.5% of western world consumption. In fiscal 1998, the Company's U.S. operations generated net sales of $261.6 million and a net loss of $28.2 million. Refined lead metal sales accounted for approximately 68% of fiscal 1998 net sales. Providing tolling services to major U.S. lead-acid battery manufacturers, producing lead by-products, such as zinc and copper concentrates, and fabricating value-added lead products, such as lead sheet and bricks, comprised the balance of the Company's net sales in the U.S. Exports represented approximately 2% of the U.S. operations' 1998 net sales.

        Fluctuations in lead and other base metal prices could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. These prices are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. The Company, by taking advantage of its extensive polymetallic ore resources, is somewhat able to reduce its exposure to metal price volatility through adjustments to its mining and milling plans to take advantage of prevailing market conditions for lead, zinc and copper. In addition, sales from tolling services, by-products and fabricated products provide the Company with sources of revenue largely independent of lead prices. For the year ended October 31, 1998, approximately 80% of the Company's net sales, inclusive of La Oroya, were derived from tolling services and other sources less sensitive to lead metal price fluctuations.

     The average LME price for refined lead was $.24 per pound in fiscal 1998. As of December 31, 1998, the LME price for lead had declined to just under $.23 per pound. Over the past ten years, the average price of lead has been approximately $.28 per pound. Management believes that lead prices over the long term will reflect the historical industry average. Due to the recent decreases in lead prices, the Company's U.S. operations incurred an operating loss in fiscal 1998. While the Company expects to reduce certain costs and achieve certain operating efficiencies during fiscal 1999 in an effort to mitigate the impact of low metal prices, lead metal prices could decrease further in the future to levels resulting in operating losses.

     The lead-acid battery remains the most cost competitive technology for starting, lighting and ignition (SLI) batteries, primarily automotive, and management believes this trend will continue. Refined lead is also used in products such as computer and television screens, ammunition, stationary batteries used as backup power sources and rolled and extruded lead products used in radiation shielding and roofing materials. The market for refined lead continues to grow primarily as a result of worldwide economic growth. Management believes that this growth will accelerate in the future as batteries become an even larger portion of the lead market, particularly in light of the expected economic growth in developing countries leading to increased vehicle population in those economies.

OVERVIEW -- PERUVIAN OPERATIONS

     The Company's Peruvian operations consist of the La Oroya smelting complex and the Cobriza mine and mill. La Oroya's unique combination of base metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to deliver finished metals and by-products that meet international quality standards. For the year ended October 31, 1998, net sales and net income were $455.0 million and $35.3 million, respectively. Refined copper, silver, zinc, lead and gold accounted for 24%, 34%, 17%, 13% and 4%, respectively, of fiscal 1998 net sales. Sales of various by-products accounted for the balance of fiscal 1998 sales. For the year ended October 31, 1998, La Oroya was one of Peru's largest exporters, exporting approximately 74% of its total shipments to North America, Europe and Asia, as well as other Latin American countries. Its customers include end-users of base metals and metal by-products, as well as international metal trading companies.

     La Oroya's operations consist of the smelting and refining of complex concentrates obtained from Cobriza and other unaffiliated mining operations. La Oroya typically purchases concentrate feedstock pursuant to annual contracts where the price is based on a percentage of the payable base metal and precious metal content of the concentrates, reduced by processing fees, treatment charges to refine the concentrates, and penalties for impurities within the concentrates, such as arsenic, antimony and bismuth, which are sold as by-products . Base metal prices, treatment charges and penalties are generally established by reference to prevailing market prices. Currently, La Oroya has contracted for approximately 80%-90% of its concentrate requirements for fiscal 1999 through the acquisition of Cobriza and contracts with suppliers. For the year ended October 31, 1998, approximately 40% of the La Oroya smelter's copper concentrate requirements were met by Cobriza, representing 100% of Cobriza's output.

     Because La Oroya pays for the majority of the metal content of the concentrates purchased, it derives its operating profit primarily from treatment charges and penalties. Additional operating profit is generated from the sale of by-products, as well as from premiums over market prices received on its refined metal sales. Since La Oroya's metallurgical recoveries are typically greater than the percentage of metal content paid for, it is able to sell the excess recoveries and increase its operating profit.

     The markets for La Oroya's products are global and continue to grow as a result of worldwide economic growth. Given the diversity of its products and by-products, the Company's financial performance is not solely dependent upon any single product or by-product. Also, since the La Oroya smelter is primarily a processor of complex concentrates that are purchased based on market prices, its financial performance is less sensitive to the volatility of base metal prices.

BUSINESS STRATEGY

     The Company's business strategy is to improve its operations and financial performance by focusing on the following principal elements: (i) increasing capacity and improving operating efficiencies; (ii) maintaining and building strong relationships with strategic customers; (iii) optimizing La Oroya's concentrate supplies; (iv) growing its core lead business; and (v) broadening the Company's revenue sources through strategic acquisitions.

THE COMPANY'S U.S. OPERATIONS

PRODUCTS AND SERVICES

     The principal products produced by the Company's U.S. operations include refined lead from primary and secondary sources, zinc and copper concentrates, fabricated lead products and other by-products. Secondary source revenue is generated primarily from tolling fees received for recycling spent lead-acid batteries and other lead-bearing materials. The following table sets forth net sales for the Company's products and services:

                                                                           YEAR ENDED OCTOBER 31,
                                                                           ----------------------
                                                                     1998           1997           1996
                                                                     ----           ----           ----
                                                                            (dollars in thousands)
      Primary Lead. . . . . . . . . . . . . . . . . . . . .        $146,227       $156,077       $165,932
      Secondary Lead:
           Tolling. . . . . . . . . . . . . . . . . . . . .          21,892         22,369         15,119
           Metal Sales. . . . . . . . . . . . . . . . . . .          31,110         29,039         29,782
           Other. . . . . . . . . . . . . . . . . . . . . .           6,547          6,063          3,910
      Zinc Concentrates . . . . . . . . . . . . . . . . . .          25,472         24,772         22,363
      Copper Concentrates . . . . . . . . . . . . . . . . .           3,679          8,822         12,431
      Fabricated Products . . . . . . . . . . . . . . . . .          17,442         24,121          9,294
      Other . . . . . . . . . . . . . . . . . . . . . . . .           9,232          6,633         16,099
                                                                   --------       --------       --------
           Total. . . . . . . . . . . . . . . . . . . . . .        $261,601       $277,896       $274,930
                                                                   --------       --------       --------
                                                                   --------       --------       --------

CUSTOMERS

   The Company had approximately 159 lead metal customers in fiscal 1998, of which the five largest accounted for approximately 42% of lead metal net sales. Approximately 70% of lead metal net sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volume and pricing terms. The Company's customers include six of the seven largest lead-acid battery manufacturers in the world. These six customers accounted for approximately 41% of net sales in fiscal 1998. Johnson Controls, Inc., represented approximately 10% of fiscal 1998 U.S. sales. The loss of any of these large customers or curtailment of purchases by such customers could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. As a result of the acquisition of La Oroya, however, no single customer accounted for more than 10% of the Company's consolidated fiscal 1998 net sales.

COMPETITION

   The Company's U.S. operation is the largest integrated lead producer in North America and the largest primary producer in the western world. The Company competes primarily in the North American market where its competitors are other major primary and secondary lead producers. Competition within the North American market is based primarily on quality, price, service, timely delivery and reliability. Since lead is generally sold on a delivered basis with freight charges included, the Company's central U.S. location allows it to have transportation costs significantly lower than its major competitors with operations outside of North America. Due to its location, the Company is also able to provide its customers just-in-time delivery at a lower cost than most of its competitors. In addition, management believes the Company's primary and secondary production capacities and focus on the lead business as its core business provide the Company with additional competitive advantages.

RAW MATERIALS

   The Company's U.S. operations utilize various raw materials, principally coke, electricity, natural gas, propane and spent batteries. These raw materials are secured from external sources, primarily under contracts that are awarded on the basis of competitive bid. In addition, lead concentrates are supplied by the Company's mining operations and purchased from third parties. The Company believes that it has adequate sources of these raw materials to meet its present production needs. For a discussion of the Company's mineral reserves, see "Item
2. Properties -- Ore Reserves."

ELECTRICAL POWER

   The electric power source for the majority of the Company's U.S. operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. Viburnum-35 and Glover obtain their electric power from Black River Co-op.

ENVIRONMENTAL MATTERS

   The Company's U.S. operations are subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, solid and hazardous waste treatment, and storage, disposal and remediation of releases of hazardous materials. In common with much of the mining industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. Environmental laws and regulations may become more stringent in the future which could increase costs of compliance. See "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements.

EXPLORATION

   The Company continues to explore actively within the Viburnum Trend. Historically, such exploration has replaced a substantial portion of the annual production with additional reserves. Currently, exploration drilling is being conducted in the vicinity of all eight of the Company's mines in the Viburnum Trend district, both from the surface and from underground, with a view to delineating additional ore reserves. In addition, drilling work is being pursued in most of the mines to access ore beyond the present areas. Most notably, a drift is being advanced to access reserves between the Fletcher and Sweetwater mines that have potential mineralization. The Company also holds exploration tracts outside the Viburnum Trend in the U.S. and in the Republic of South Africa that are being actively explored. In South Africa, the Company is in the advanced stage of exploring a lead and zinc deposit approximately 100 miles from Kimberly, in the center of the country. The Company is performing geological and geochemical surveys, surface drilling and underground work in an area covering approximately 150,000 acres. In fiscal 1998, 1997 and 1996, the Company spent $5.3 million, $6.2 million and $4.9 million, respectively, on exploration activities, including $4.1 million, $2.6 million and $2.9 million, respectively, outside the Viburnum Trend.

SAFETY

   Throughout its operations, the Company strongly emphasizes providing employees a safe working environment through extensive training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., the Company's mining and milling operations are regulated by the Mine Safety and Health Administration of the Department of Labor (MSHA) and its smelting and fabricating operations by the Occupational Safety and Health Administration of the Department of Labor (OSHA). The Company believes it has achieved safety results that are among the best in its industry classifications. Each year since 1973, one of the mining units has been named either the safest or second safest underground metal mine in the United States by MSHA. The Company has achieved the top award 11 times in the last 25 years. The smelting operations have achieved a strong safety record as well, with typical loss time accident rates averaging approximately three to four times better than industry averages in recent years.

EMPLOYEES

   As of October 31, 1998, the Company had 430 active salaried employees and 1,359 active hourly employees in the U.S. Management believes that its labor relations are good. At October 31, 1998, 127 hourly employees were represented by Local 7450 of the United Steelworkers of America (USWA). The Company has recognized the USWA to the extent required by law, and has begun negotiating a collective bargaining agreement. Although the Company anticipates that an acceptable agreement can be negotiated with the USWA, there is no assurance that such an agreement will be reached.

THE COMPANY'S PERUVIAN OPERATIONS

PRODUCTS

   La Oroya's principal products include refined copper, silver, zinc, lead and gold. In addition, La Oroya produces a variety of by-products, including bismuth, indium, tellurium, antimony, cadmium, selenium, sulfuric acid, zinc-silver concentrate, zinc sulfate, copper sulfate, arsenic trioxide and others. The following table sets forth net sales for each of La Oroya's principal products. The 1996 and 1997 figures reflect activity preceding the Company's acquisition of La Oroya.

                                                                       TWELVE MONTHS ENDED OCTOBER 31,
                                                                       -------------------------------
                                                                     1998           1997           1996
                                                                     ----           ----           ----
                                                                            (dollars in thousands)
      Copper. . . . . . . . . . . . . . . . . . . . . . . .        $111,398       $148,898       $155,641
      Silver. . . . . . . . . . . . . . . . . . . . . . . .         157,857         98,006        114,544
      Zinc. . . . . . . . . . . . . . . . . . . . . . . . .          76,370         83,521         74,855
      Lead. . . . . . . . . . . . . . . . . . . . . . . . .          60,782         65,385         74,648
      Gold Bullion. . . . . . . . . . . . . . . . . . . . .          18,533         14,605         21,084
      By-Products . . . . . . . . . . . . . . . . . . . . .          30,040         21,469         19,869
                                                                   --------       --------       --------
         Total. . . . . . . . . . . . . . . . . . . . . . .        $454,980       $431,884       $460,641
                                                                   --------       --------       --------
                                                                   --------       --------       --------

CUSTOMERS

     La Oroya had approximately 430 customers in 1998, including a wide variety of industrial and international trading companies, of which the five largest accounted for approximately 29% of its net sales. In 1998, approximately 74% of net sales were exported, with sales/shipments to North American countries representing approximately 35% of net sales, followed by Latin America, Asia and Europe with 19%, 12% and 8% of net sales, respectively. Substantially all of La Oroya's 1998 metal sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volumes and pricing mechanisms. Substantially all of La Oroya's sales were denominated in U.S. dollars.

COMPETITION

     La Oroya is among the largest metal processing facilities in the world. Its unique combination of base metal smelters, refineries and by-product circuits capable of processing complex concentrates into base and precious metals and various by-products enable it to meet stringent international quality standards. Only three other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Unlike La Oroya, none of these facilities has a dedicated zinc production circuit. As a result of La Oroya's proximity to significant sources of concentrates, management believes that it operates at a geographic competitive advantage. In addition, La Oroya's proximity to Lima's Callao port provides ready access to major world markets.

RAW MATERIALS

     La Oroya's primary raw material is concentrate feedstock. In addition to concentrate feedstock, the Company utilizes various raw materials, principally water, electricity, oxygen, coal and fluxes.

     COPPER. During 1998, approximately 73% of the copper concentrates processed at La Oroya was obtained from the Peruvian domestic market, approximately 52% of which was supplied by Cobriza. In fiscal 1999, La Oroya expects to obtain approximately 70% of its copper concentrates from the Peruvian domestic market, 50% of which will be sourced from Cobriza. The balance of its copper concentrate requirements will be obtained primarily from neighboring Latin American countries. The Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

     ZINC. All of the zinc concentrates processed at La Oroya, during 1998, were secured from the Peruvian domestic market. La Oroya requires approximately 84,000 tons of zinc metal contained in concentrates per year to maximize production capacity. With present mine production, the Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

     LEAD. Approximately 98% of La Oroya's 1998 lead concentrates was obtained from the Peruvian domestic market, with Centromin's mines accounting for approximately half of the total feedstock. Since La Oroya has no local Peruvian competitors in lead smelting, all of the concentrates produced in Peru, the total of which far exceeds La Oroya's requirements, are available to La Oroya.

     WATER. Water for the La Oroya facility is obtained from three main sources: the Mantaro River; the Tishgo River; and the Cuchimachay Spring. Management believes these three sources, in addition to numerous adjacent springs and wells, provide adequate water supplies for the facility.

     OTHER. La Oroya installed an oxygen plant in 1994 with a capacity of 353 tons per day. The oxygen plant supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. Coal is imported to produce metallurgic coke for the lead circuit blast furnaces. Fluxes consumed in the smelting process are supplied from La Oroya's limestone and silica deposits adjacent to the facility. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

ELECTRICAL POWER

     La Oroya receives electric power from Electroandes and consumes approximately 63 megawatts of ongoing load. The 63 megawatts represents approximately one-third of the capacity of Electroandes. La Oroya has a nine year power supply contract with Electroandes, which management believes will provide sufficient power to La Oroya over the life of the contract at satisfactory long-term rates. Most of Cobriza's electrical power is also provided Electroandes. Cobriza's requirements do not represent a significant portion of Electroandes' capacity.

ENVIRONMENTAL MATTERS

     Modern environmental legislation has been introduced only in the last decade in Peru. For mining and metallurgical activities, the Ministry of Energy and Mines (MEM) is the principal regulatory authority. The MEM has issued "maximum permissible limits" for liquid effluent, air emissions and ambient air quality. In addition, the Consejo Nacional del Ambiente (National Environmental Council) coordinates government regulations and policies. The Direccion General de Salud Ambiental (Directorate General of Environmental Health) (DIGESA), a division of the Ministerio de Salud (Ministry of Health), issues waste water discharge permits based on standards governing receiving water quality. Peruvian law requires all new mining or metallurgical operations, and existing operations that are undergoing an expansion of over 50% of installed capacity, to submit to the MEM an Estudio de Impacto Ambiental (Environmental Impact Study).

     For mining and metallurgical operations in existence prior to 1994, concession holders (i.e. owner/operators) were required to submit to the MEM an Evaluacion Ambiental Preliminar (Preliminary Environmental Assessment)
(EVAP) that identified environmental impacts and twelve months of baseline monitoring. Based on the results of the EVAP, the operator was to submit to the MEM a Programa de Adecuacion y Manejo Ambiental (Environmental Remediation and Management Program) (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the applicable standards prior to expiration of the PAMA (ten years for smelters, such as La Oroya's operations, and five years for any other type of mining or metallurgical operation, like Cobriza). The required amount of annual investment must not be less than 1% of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Mining, metallurgical and processing operators must present annual sworn statements to the MEM that describe their operations and resultant emissions. In addition, Peruvian environmental law allows operators to enter into a Contrato de Estabilidad Administrativa Ambiental (Contract for Administrative Environmental Stabilization) (Environmental Stabilization Agreement) in order to provide some potential limit to the applicability of new laws during the life of the PAMA.

     The initial PAMA for La Oroya's predecessor was submitted by Centromin and approved by the MEM on January 13, 1996. The PAMA was modified in connection with the acquisition of La Oroya to reflect a reallocation of environmental responsibilities between Centromin and the Company, and corresponding revisions were made to the investment schedule. The MEM approved separate PAMAs for Centromin and the Company and an Environmental Stabilization Agreement for the Company. Centromin has committed under its PAMA to implement the following projects over the next eight years, estimated to cost approximately $24 million:
(i) remediation of areas impacted by emissions during its period of operations;
(ii) closure of the lead and copper slag deposits (at Huanchan); (iii) improved management of the Huanchan deposit (E.G. storm water diversion and slope stability); and (iv) closure of the arsenic trioxide deposits (at Malpaso and
Vado).

     The Company has committed under its PAMA to implement the following projects with an estimated cost of $164.5 million over the next eight years:
(i) new sulfuric acid plants; (ii) elimination of fugitive gases from the coke plant; (iii) use of oxygenated gases in the anodic residue plant; (iv) water treatment plant for the copper refinery; (v) a recirculation system for cooling waters at the smelter; (vi) management and disposal of acidic solutions at the silver refinery; (vii) industrial waste water treatment plant for the smelter and refinery; (viii) containment dam for the lead muds near the zileret plant;
(ix) granulation process water at the lead smelter; (x) anode washing system at the zinc refinery; (xi) management and disposal of lead and copper slag wastes; and (xii) domestic waste water treatment and domestic waste disposal. The actual current estimate for the environmental projects and related process changes for the Company is $195.0 million.

     La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. The Company has advised the MEM that it intends to seek changes to certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional environmental obligations that could adversely affect the Company's business, financial condition or results of operations. Under the Subscription Agreement, Centromin agreed to indemnify the Company against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect the Company's business, financial condition or results of operations.

     As part of the acquisitions of La Oroya and Cobriza, the Company entered into certain agreements with MEM to expand and modernize the operations of La Oroya and Cobriza, including expenditures to comply with environmental regulations in Peru, such as those governing the treatment, handling and disposal of solid wastes, liquid effluent discharges and gaseous emissions. Principal projects related to environmental matters at the La Oroya smelter include building sulfuric acid plants for the metal circuits, new converter and roaster technology for the copper circuit, replacement of the roaster equipment for the zinc circuit, water and sewage treatment facilities, and slag and slimes handling equipment and disposal facilities. The Company estimates that expenditures related to environmental matters will be approximately
$195.0 million through fiscal 2007. Under its agreement with the MEM, the Company is required to make certain improvements by May 2002 at Cobriza at an estimated cost of approximately $5.0 million. No assurance can be given that implementation of the PAMA projects at Cobriza is feasible or that implementation will achieve compliance with the applicable standards by the end of the PAMA period.

     In conjunction with the MEM agreement, the Company has undertaken a ten-year capital investment program to enhance various elements of its operations. The objective of the capital investment program is to increase net sales by improving product quality, increasing production capacity and reducing unit costs. In addition, through planned environmental expenditures, the Company will endeavor to achieve compliance with environmental regulations in Peru. Management believes that cash flow from operations in addition to lines of credit available to the Company through its revolving credit facilities will be sufficient to fund the capital investment program. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

SAFETY

     Peru's Ministerio de Trabajo y Promocion Social (Ministry of Industrial Safety) is responsible for regulating measures to minimize work-related illnesses and accidents through continuous inspections to ensure compliance with numerous safety standards. The Company's Peruvian operations' safety performance improved significantly in 1998 and with further assistance and direction provided by the Company, the Company's Peruvian operations will continue to maintain a high regard for safety and hygiene.

EMPLOYEES

     As of October 31, 1998, the Company's Peruvian employees included 901 active salaried employees, 2,057 active hourly employees, and 1,833 people on
a contract basis.   There are two unions for hourly employees and two unions
for salaried employees. The principal union representing 90.4% of the hourly employees is the Sindicato de Trabajadores Metalurgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Ferroviarios La Oroya (La Oroya Railway Workers Union) represents 3.8% of the hourly workers, the remaining hourly workers (5.8%) are not affiliated with either union. On July 26, 1998, the Company entered into a five-year labor agreement with the hourly unions, effective through July 25, 2003. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 64.9% of the salaried employees and by the Sindicato de Empleados Ferroviarios La Oroya (La Oroya Railway Employees Union), representing 9.0% of salaried employees. The remaining salaried employees, 26.1%, are not affiliated with either union. The current salaried employees' labor agreement continues until December 31, 2002. Management believes the Company's labor relations are good, as evidenced by the recent agreements reached with the unions.

ITEM 2.  PROPERTIES

U.S. OPERATIONS

     The Company's Missouri mining operations utilize eight production shafts that form a north-south line along approximately 40 miles of the Viburnum Trend ore body. Three production shafts, Viburnum-28, Viburnum-29 and Viburnum-35, lie within a five-mile radius east, north and south, respectively, of Viburnum, Missouri. Viburnum is located approximately 125 miles southwest of St. Louis, Missouri. The Buick, Brushy Creek, West Fork, Fletcher and Sweetwater production shafts are eight miles, 16 miles, 18 miles, 20 miles and 29 miles, respectively, south of Viburnum, Missouri.

     The Company also operates six grinding/floatation mills. The Viburnum mill is located on the eastern edge of Viburnum, Missouri, and has the largest capacity of any mill in the area with its 12,000 ton per day concentrator. The Buick mill is located at the site of the Buick production shaft, and its concentrator has a capacity of 7,200 tons per day. The Fletcher mill is located at the site of the Fletcher production shaft, and its concentrator has a capacity of 5,000 tons per day. The Brushy Creek mill is located at the site of the Brushy Creek production shaft, and its concentrator has a capacity of 5,000 tons per day. The West Fork mill is located at the site of the West Fork production shaft and its concentrator has a capacity of 4,000 tons per day. The Sweetwater mill is located at the site of the Sweetwater production shaft and has a capacity of 6,800 tons per day. All of the mining and milling facilities are accessible by state or county roads or Company-owned haul roads. Products are shipped by truck over public roads or by rail. The Viburnum and Buick mills have rail access.

     The Herculaneum primary lead smelter, with a capacity of 250,000 tons per year, is located approximately 35 miles south of St. Louis on the Mississippi River in Herculaneum, Missouri. The Company owns the property. The Herculaneum smelter is the largest primary lead smelter in North America and the second largest in the world.

     Located in Glover, Missouri, approximately 20 miles southeast of the Sweetwater production shaft, the Glover primary smelter has a capacity of 135,000 tons per year. The property is owned by the Company.

      The lead recycling smelter, is located in Boss, Missouri approximately ten miles south of Viburnum, Missouri. The Company owns the property. The annual capacity of the facility was recently increased to 110,000 tons from its original 60,000 ton capacity. The facility operates under a Resource Conservation and Recovery Act (RCRA) permit allowing it handle waste, primarily lead bearing material.

     The following table sets forth the location of and certain other information about the Company's U.S. facilities:


     FACILITY                                     LOCATION                        LAND           FACILITY
     --------                                     --------                        ----           --------
                                                                                  (ACRES)        (SQ. FEET)
     MINING AND MILLING:
     Viburnum (three production shafts). . . .    Viburnum, Missouri                679           139,000
     Buick . . . . . . . . . . . . . . . . . .    Boss, Missouri                     82           144,000
     Brushy Creek. . . . . . . . . . . . . . .    Bunker, Missouri                  400            92,000
     West Fork . . . . . . . . . . . . . . . .    Bunker, Missouri                  475            79,700
     Fletcher. . . . . . . . . . . . . . . . .    Bunker, Missouri                  162            88,000
     Sweetwater. . . . . . . . . . . . . . . .    Ellington, Missouri             1,015           131,074
     SMELTING:
     Herculaneum--Primary. . . . . . . . . . .    Herculaneum, Missouri             235           365,000
     Glover--Primary . . . . . . . . . . . . .    Glover, Missouri                1,080           347,000
     Buick--Secondary. . . . . . . . . . . . .    Boss, Missouri                    193           200,000
     FABRICATING:
     Fabricated Products, Inc. . . . . . . . .    Casa Grande, Arizona               (a)           75,000
                                                  Vancouver, Washington              (a)           15,000
                                                  Houston, Texas                     (a)           33,000

___________

(a)  This facility is leased.

     The Company owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases, and 11 are government leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either ten or 20 years and are renewable. The related mining operations are conducted pursuant to four development contracts, which also are for ten or 20, as the case may be, years subject to renewal. The Viburnum, Fletcher, Buick and Brushy Creek development contracts consist of four, two, one and two leases, respectively, which are due for renewal March 31, 2018, May 31, 2003, October 31, 2004 and
May 31, 2003, respectively. West Fork and Sweetwater are each producing under a single lease, due to expire January 31, 2003 and June 30, 2000, respectively. The government has not yet assigned development contracts to these leases. The Company is required to make royalty payments under the leases.

     The Secured Notes are secured by a first priority lien in the MLD assets acquired, which include the Sweetwater and West Fork mine and mill properties and the Glover smelter property.

ORE RESERVES

     The following table sets forth the mineable reserves as of October 31, 1998 for the Viburnum Trend mineral deposits and the Higdon deposit, which is outside the Viburnum Trend. The mineral reserves have been audited by Pincock, Allen & Holt, Lakewood, Colorado, an international mineral industry consulting firm.

                       RESERVE AUDIT --MINEABLE RESERVES
                             AS OF OCTOBER 31, 1998

                                                                             GRADE+
                                                                  ----------------------------
MINE                                                   TONS       LEAD       ZINC       COPPER
- ----                                               ------------   ----       ----       ------
                                                  (IN THOUSANDS)

Proven. . . . . . . . . . . . . . . . . . . .         14,742      7.30%      1.52%       .29%
Probable. . . . . . . . . . . . . . . . . . .         56,217      5.45%      1.12%       .20%
                                                      ------
Total Proven and Probable . . . . . . . . . .         70,959      5.83%      1.21%       .23%
                                                      ------
                                                      ------


___________

+ The estimated average extraction recovery after allowing for expected dilution for lead, zinc and copper are 89.8%, 88.8% and 88.3%, respectively. These losses are included in the above reserve table. Estimated average metallurgical recoveries for lead, zinc and copper are 96.5%, 82.0% and 52.1%, respectively. Metallurgical recovery losses have not been included in the above reserve table.

     The term "reserve" means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The term "proven (measured) reserves" means reserves for which
(a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The term "probable (indicated) reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

PERUVIAN OPERATIONS

     La Oroya's operations are located in central Peruvian Andes town of La Oroya, approximately 110 miles from the Peruvian capital of Lima and at an altitude of approximately 12,000 feet above sea level. The complex is linked to port facilities by highway and railroad service. Most supply sources also have rail service. The facilities consist of a copper smelter, lead smelter, copper refinery, lead refinery, copper fabricating plant, zinc refinery, precious metals refinery, antimony plant, arsenic plant, coke plant, cadmium plant, maintenance shops and other support facilities. Current production capacities of primary products are as follows:

                   PRODUCT                                         ANNUAL CAPACITY
                   -------                                         ---------------
                   Copper (tons)                                        77,000
                   Lead (tons)                                         121,000
                   Zinc (tons)                                          81,000
                   Silver (thousands of troy ounces)                    35,000
                   Gold Bullion (thousands of troy ounces)                  64


     The following table sets forth the total land area and facility size of La Oroya's facilities:


     FACILITY                           LAND        FACILITY
     --------                           ----        --------
                                       (ACRES)     (SQ. FEET)
     Copper Smelter..................     3.5        302,000
     Lead Smelter....................     3.1        262,000
     Copper and Lead Refinery........     6.9        311,000
     Zinc Refinery...................     4.3        258,000
     Solid Disposal Area.............   110.3             --
     Other Areas.....................    11.4        554,000


     The Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Chucampa Province. Access to the site is by improved dirt road through rugged topography. Concentrates produced at the mine are trucked 130 miles over dirt road to Huancayo, and then an additional 190 miles over paved road to the La Oroya smelter. Cobriza's mill has a capacity of 10,500 tons per day and its current throughput is approximately 6,000 tons per day.

     Landholdings at Cobriza include approximately 2,600 acres of surface ownership and approximately 125,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed. The Company's estimates, which have not been audited, indicate proven and probable reserves sufficient for approximately five years of production at approximately
2.5 million tons per year. The surface structures of the Cobriza mining operations cover approximately 200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

     In the U.S., the Company is involved in various claims and lawsuits incidental to the ordinary course of its business that are not expected to have a material adverse effect on the results of operations and financial condition of the Company. For a description of pending litigation related to environmental matters, see "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements.

     All existing litigation of La Oroya at the time of the acquisition was retained by Centromin. In Peru, the Company is involved in various claims and lawsuits incidental to the ordinary course of its business that are not expected to have a material adverse effect on the business, financial condition and results of operations of the Company. For a description of pending litigation related to Peruvian environmental matters, see "Item 1. Business -- The Company's Peruvian Operations -- Environmental Matters" and "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended October 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's issued and outstanding common equity, 1000 shares of common stock, $.10 par value, are owned by a single stockholder, DR Acquisition Corp., a wholly-owned subsidiary of Renco, which Mr. Rennert controls. There is no established public trading market for these shares.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following tables set forth historical financial data of (i) the Company's predecessor as of and for the five months ended March 31, 1994, which have been derived from the predecessor's unaudited consolidated financial statements, (ii) The Doe Run Resources Corporation and subsidiaries as of and for the seven months ended October 31, 1994 and as of and for each of the four fiscal years ended October 31, 1998, which have been derived from the Company's audited consolidated financial statements, (iii) La Oroya's predecessor as of and for each of the two fiscal years ended December 31, 1996 and for the period January 1, 1997 to October 23, 1997 (the date the acquisition of La Oroya was completed), which have been derived from the predecessor's audited consolidated financial statements, and for the period November 1, 1996 to October 23, 1997, which is unaudited, (iv) Doe Run Cayman as of and for the eight day period from October 24, 1997 to October 31, 1997 (from the date of acquisition to Doe Run Cayman's fiscal year-end) and (v) Doe Run Cayman as of and for the fiscal year ended October 31, 1998. It is important that the selected historical consolidated financial data presented below be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's and La Oroya's predecessor's audited financial statements and the notes thereto included elsewhere herein.

THE DOE RUN RESOURCES CORPORATION AND SUBSIDIARIES AND PREDECESSOR


                                                       PREDECESSOR(a) THE DOE RUN RESOURCES CORPORATION AND SUBSIDIARIES
                                                ------------------------------------------------------------------------------
                                                 FIVE         SEVEN
                                                 MONTHS       MONTHS
                                                 ENDED        ENDED                      YEAR ENDED OCTOBER 31,
                                                MARCH 31,   OCTOBER 31,   ----------------------------------------------------
                                                  1994         1994          1995          1996          1997           1998
                                                  ----         ----          ----          ----          ----           ----
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . .    $70,668     $123,335      $225,143      $274,930     $280,467       $716,581
Cost of sales . . . . . . . . . . . . . . . .     65,511      102,582       180,398       215,489      234,351        599,522
Depletion, depreciation and amortization. . .      8,808        6,251        12,486        13,654       14,718         24,540
Selling, general and administrative expenses.      3,295        4,360         8,405        10,079       10,959         34,816
Exploration expense . . . . . . . . . . . . .        271          912         1,926         2,912        2,705          4,312
                                               ------------------------------------------------------------------------------
Operating income (loss) . . . . . . . . . . .     (7,217)       9,230        21,928        32,796       17,734         53,391
Interest expense. . . . . . . . . . . . . . .         65        8,375        14,361        14,348       13,740         40,659
Interest income . . . . . . . . . . . . . . .         31           12           140           113           21          9,586
Other income (expense). . . . . . . . . . . .       (652)         151          (132)          355          (37)           561
                                               ------------------------------------------------------------------------------
Income (loss) before income tax expense
 and extraordinary item . . . . . . . . . . .     (7,903)       1,018         7,575        18,916        3,978         22,879
Income tax expense. . . . . . . . . . . . . .         --        2,523         3,252         6,451        4,331         11,398
                                               ------------------------------------------------------------------------------
Income (loss) before extraordinary item . . .     (7,903)      (1,505)        4,323        12,465         (353)        11,481
Extraordinary item net of income tax benefit.         --           --            --            --       (1,062)        (4,388)
                                               ------------------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . .    $(7,903)     $(1,505)       $4,323       $12,465      $(1,415)        $7,093
                                               ------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------


THE DOE RUN RESOURCES CORPORATION AND SUBSIDIARIES


                                                                       AS OF OCTOBER 31,
                                                ---------------------------------------------------------------
                                                  1994         1995          1996          1997         1998
                                                  ----         ----          ----          ----         ----
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash  . . . . . . . . . . . . . . . . . . . .         --           --            --        $8,943       $4,646
Working capital . . . . . . . . . . . . . . .    $35,373      $32,571       $33,989        65,588      138,741
Property, plant and equipment, net. . . . . .    109,700      102,606       104,162       206,348      265,283
Total assets. . . . . . . . . . . . . . . . .    197,563      195,246       203,914       384,440      663,639
Total debt (including current portion). . . .     98,834       90,645        82,791       234,740      478,302
Shareholders' equity. . . . . . . . . . . . .      5,995       10,318        20,830        14,174       18,578


LA OROYA'S PREDECESSOR AND DOE RUN CAYMAN


                                                            LA OROYA'S PREDECESSOR(b)                     DOE RUN CAYMAN(c)
                                                --------------------------------------------------------------------------------
                                                                           PERIOD        PERIOD        PERIOD
                                                                          JANUARY 1,    NOVEMBER 1,   OCTOBER 24,      YEAR
                                                      YEAR ENDED           1997 TO       1996 TO       1997 TO         ENDED
                                                      DECEMBER 31,        OCTOBER 23,   OCTOBER 23,   OCTOBER 31,   OCTOBER 31,
                                                  1995         1996         1997          1997          1997           1998
                                                  ----         ----         ----          ----          ----           ----
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales . . . . . . . . . . . . . . . . . .   $450,929     $456,797      $352,805      $429,313       $2,571       $458,291
Cost of sales . . . . . . . . . . . . . . . .    397,524      397,158       305,959       364,901        2,027        371,552
Depreciation and amortization . . . . . . . .      4,729        5,353         4,730         5,623          151          6,814
Selling, general and administrative expenses.     15,950       17,420        13,805        18,524           34         33,734
                                                -----------------------------------------------------------------------------
Operating income. . . . . . . . . . . . . . .     32,726       36,866        28,311        40,265          359         46,191
Interest expense. . . . . . . . . . . . . . .      2,100        3,332           832         1,211          257         13,929
Interest income . . . . . . . . . . . . . . .         --           --            --            --           --            609
Other income (expense). . . . . . . . . . . .     (1,798)     (23,517)       (1,217)         (863)         (28)         1,500
                                                -----------------------------------------------------------------------------
Income before income tax expense and
   extraordinary item . . . . . . . . . . . .     28,828       10,017        26,262        38,191           74         34,371
Income tax expense. . . . . . . . . . . . . .     10,332        4,128         7,879        11,513          350         12,670
Income (loss) before extraordinary item . . .     18,496        5,889        18,383        26,678         (276)        21,701
Extraordinary item net of income tax benefit.         --           --            --            --           --         (2,369)
                                                -----------------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . .    $18,496       $5,889       $18,383       $26,678         (276)       $19,332
                                                -----------------------------------------------------------------------------
                                                -----------------------------------------------------------------------------



LA OROYA'S PREDECESSOR AND DOE RUN CAYMAN


                                                     LA OROYA'S                   DOE RUN
                                                    PREDECESSOR(b)                CAYMAN(c)
                                                  AS OF DECEMBER 31,          AS OF OCTOBER 31,
                                               ----------------------------------------------------
                                                  1995          1996          1997         1998
                                                  ----          ----          ----         ----
                                                              (DOLLARS IN THOUSANDS)
      BALANCE SHEET DATA:
      Cash. . . . . . . . . . . . . . . . . .        $62         $582        $7,364        $4,646
      Working capital . . . . . . . . . . . .     54,208       44,319         7,713        80,483
      Property, plant and equipment, net. . .     55,557       50,814        97,739       105,210
      Total assets. . . . . . . . . . . . . .    188,474      148,314       170,969       251,363
      Total debt (including current portion).     19,626       15,068       103,000       156,718
      Net assets. . . . . . . . . . . . . . .    107,667       78,575         1,729        21,061



              ----------------------------------------

(a) The Doe Run Resources Corporation was acquired by Renco effective as of April 1, 1994.
(b)   La Oroya was acquired by the Company effective October 23, 1997.
(c) Doe Run Cayman, one of the Company's wholly-owned subsidiaries, is the parent company of Doe Run Mining and currently has no independent operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes the Company, the U.S. operations of the Company, including Fabricated Products, Inc. (FPI), and the Peruvian operations of the Company, including Doe Run Cayman and its Peruvian subsidiaries, and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein. Unless otherwise indicated, references to a year are to the Company's fiscal year ended October 31.

CONSOLIDATED FINANCIAL POSITION

     During 1998, total debt increased by approximately $243.6 million and noncurrent assets, in the form of a $125 million deposit made in a foreign bank as collateral for a loan made to Doe Run Mining (Special Term Deposit), increased by that amount. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, the Company increased working capital in Peru primarily due to the October 23, 1997 acquisition of La Oroya (La Oroya Acquisition) from Centromin. La Oroya increased accounts receivable, work-in-process inventories and prepaid taxes during 1998 in support of ongoing operations. The increase in trade accounts receivable was primarily due to an adjustment to normal operating levels because there were no trade accounts receivable at the time of the La Oroya Acquisition. The inventory increase was primarily the result of higher market prices for feed materials
and increased production of silver and lead.   The Company's U.S. operations
also increased working capital mainly due to the September 1, 1998 acquisition of the assets of the MLD (MLD Acquisition). Increases in consolidated accounts receivable, inventories and other current assets of $33.9 million, $37.0 million and $25.0 million, respectively, were offset by increases of $12.6 million in accounts payable and $21.8 million in accrued liabilities. Management believes the current working capital levels are adequate to support ongoing operations.

RESULTS OF OPERATIONS

     FISCAL 1998 COMPARED TO FISCAL 1997

     In 1998, the Company reported net earnings of $7.1 million compared to a net loss of $1.4 million for 1997. Extraordinary charges related to the early retirement of debt were $4.3 million and $1.1 million for 1998 and 1997, respectively net of income tax benefit. The Company's U.S. operations reported a net loss of $28.2 million for 1998 compared to a net loss of $1.1 million in 1997. This decrease in earnings was primarily due to the lower lead, copper and zinc prices, partially offset by improved production volume and reduced operating costs. Peruvian operations contributed $35.3 million to 1998 net earnings (excluding intercompany fees of $16.1 million).

    Results for the year ended October 31, 1998 reflect sharp declines in the market prices of lead, copper and zinc from 1997 levels. During the second quarter of 1998, the Company implemented plans to minimize the impact of these declines through cost reductions and productivity and revenue enhancements. These plans included maintenance and other expense reductions, selective mining of higher grade ores, increased primary and secondary smelter production and increased production, primarily of silver and lead, at La Oroya. The favorable results from these plans combined with certain production efficiencies realized as a result of the MLD Acquisition are reflected in the results for 1998.

    The following table sets forth average LME prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                                 YEAR ENDED OCTOBER 31,
                                            --------------------------------
                                            1998          1997          1996
      Average Prices                        ----          ----          ----
      --------------
           Lead ($/ton)                 $   486.40     $   589.40     $ 704.80
           Copper ($/ton)                 1,546.40       2,124.80     2,181.00
           Zinc ($/ton)                     954.20       1,181.80       872.60
           Silver ($/troy ounce)              5.63           4.80         5.27

    The following table sets forth the Company's production for the periods indicated (includes the production of La Oroya's predecessor in 1997 and 1996):


                                                                YEAR ENDED OCTOBER 31,
                                                         ----------------------------------
                                                            1998         1997        1996
                                                            ----         ----        ----
   U.S. Production
   ---------------
        Lead metal - primary (short tons)                 266,739       241,143     210,517
        Lead metal - secondary (short tons)               109,788       100,415      88,887
        Lead concentrates (metal content, short ton)      262,684       247,187     234,077
        Ore Grade                                           5.52%         5.17%       5.43%

   Peruvian Production
   -------------------
        Refined copper (short tons)                        70,343        71,099      72,371
        Refined lead (short tons)                         118,408       107,963     103,388
        Refined zinc (short tons)                          78,687        75,217      76,527
        Refined silver (thousands of troy ounces)          27,730        21,622      21,464
        Refined gold (thousands of troy ounces)                63            42          54


     Mine production of lead metal contained in concentrates for 1998 increased 6.3% over 1997 primarily due to the MLD Acquisition and an increase in the grade of ore mined from 5.17% in 1997 to 5.52% in 1998. Primary smelter production for 1998 increased 10.6% over 1997, with 68.7% of this increase resulting from the MLD Acquisition. The Herculaneum Smelter increased the throughput of its blast furnaces during 1998 compared to 1997 as a result of installation of improved equipment and maintenance procedures, which accounted for the remainder of the increase in primary smelter production. Secondary smelter production in 1998 exceeded the prior year by 9.3% due to increased cable strip, a feed material that requires less processing, and improved smelter operating efficiencies.

     During the third quarter of 1998, La Oroya installed equipment that increased the capacity of its silver and lead refineries by approximately 25.0% and 4.8%, respectively. These improvements along with improvements in operating efficiency are reflected in the production results for 1998. Refined silver production exceeded the prior year by 28.2% in 1998, while refined lead production was up 9.7%. Copper production was slightly lower than the prior year primarily due to the reduced availability of suitable concentrates. These results were accomplished in spite of the flooding caused by El Nino, which caused supply and shipment problems, as well as the failure of the main turbine of La Oroya's oxygen plant that was inoperative for approximately six weeks during the year.

     Results of operations for the year ended October 31, 1998 include the results of the Company's U.S. and Peruvian operations. However, since the La Oroya Acquisition occurred on October 23, 1997, results of the Peruvian operations for 1997 include the results of La Oroya for only eight days of operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations." This discussion will include a comparison for the twelve months ended October 31, 1997, which includes the results of La Oroya's predecessor.

     NET SALES were $716.6 million in 1998 compared to $280.5 million in 1997. Of this increase, $452.4 million was attributable to Peruvian operations. U.S. net sales for 1998 were $16.3 million less than the 1997 period primarily due to lower lead, zinc and copper prices offset by improved lead metal volume. The following table sets forth the sales volumes and realized prices of the Company's U.S. operations for the periods indicated:



                                                  Year Ended October 31,
                                          -----------------------------------
                                            1998          1997         1996
                                          --------      --------     --------
           Sales volumes (short tons)
           --------------------------
              Lead metal                  312,448       284,711      267,665
              Zinc concentrates            76,515        69,734       68,321
              Copper concentrates          17,753        26,613       31,253



           Realized Prices ($/ton)
           -----------------------
              Lead metal                  $567.57       $650.19     $731.19
              Zinc concentrates            332.90        355.24      327.32
              Copper concentrates          207.23        331.49      397.75


      Lead metal net sales decreased 4.2% from $185.1 million in 1997 to $177.3 million in 1998. The average LME price for lead metal decreased 17.5% in 1998 compared to 1997. Although the Company was able to obtain higher premiums for lead metal sold, the net realized price was 12.7% lower in 1998, decreasing net sales by $25.8 million. Net realized prices for lead metal include the effects of changes in premiums received as well as net hedging
activity.   The impact of lower lead prices was partially offset by a 9.7%
increase in lead metal sales volume, which increased net sales, by $18.0 million. This volume increase was due to the MLD Acquisition, improved production volume at the Company's Herculaneum and Buick smelters and continued strong demand. Copper concentrate net sales were lower by $5.1 million in 1998 compared to 1997 due to lower prices and volume. The copper concentrate volume decrease was primarily due to the Company's focus on lead production while the decrease in the net realized selling price was primarily attributable to the 27.2% decrease in the average LME price of copper. Net realized prices for copper concentrates and other by-products are net of adjustments for provisionally priced sales and hedging activities.
 Sales by the Seafab Metals Company (Seafab), a division of FPI, were $5.7 million lower in 1998 than in 1997, primarily due to the planned relocation of the fabrication plant from Seattle, Washington to Casa Grande, Arizona and Vancouver, Washington.

     COST OF SALES for 1998 was $599.5 million compared to $234.3 million for 1997. Of this increase, $366.3 million was attributable to Peruvian operations. U.S. cost of sales was $231.2 million for 1998 compared to $232.3 million for 1997. The higher volume of lead metal sales, discussed previously, increased cost of sales by $16.6 million in 1998, compared to 1997. However, this increase was more than offset by lower unit production costs for lead metal and other cost reductions. The cost per ton of lead metal produced was 6.6% lower in 1998 compared to 1997, primarily as a result of the Company's initiatives to reduce maintenance and other expenses and mine higher grade ore.

     DEPLETION, DEPRECIATION AND AMORTIZATION for 1998 increased by $9.8 million compared to 1997. Of this increase, $6.7 million and $1.4 million was attributable to the La Oroya and MLD Acquisitions, respectively. The remainder of the increase was primarily due to depreciation of plant and equipment on recent capital additions.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased by $23.9 million in 1998 compared to 1997. Peruvian operations accounted for $17.6 million of this increase. Increased U.S. general and administrative expenses associated with Peruvian operations totaled $4.9 million for 1998. The cost of selling and administrative services provided by the Company to its Peruvian subsidiaries was reimbursed by fees collected under various services and agency agreements. These fees have been eliminated from the Company's consolidated financial statements. Other expenses, primarily salaries, wages and benefits, net worth appreciation, management fees, consulting fees and other were $1.4 million higher than the prior year.

     EXPLORATION expense for 1998 increased $1.6 million or 59.4% compared to 1997 due to the more extensive exploration of potential minerals properties in Missouri and the Republic of South Africa.

     INCOME FROM OPERATIONS for 1998 was $53.4 million compared to $17.7 million for 1997. Peruvian operations accounted for $61.8 million of this amount. The remainder of the change was due to the factors discussed above.

     INTEREST EXPENSE increased by $26.9 million for the year ended October 31, 1998, compared to 1997 due to an increase in the Company's average outstanding debt balance, partially offset by lower average interest rates. The increase in the Company's average outstanding debt balance, which approximated $351.1 million for the year, was primarily associated with the La Oroya and MLD Acquisitions and the working capital required for the associated operations.

     INTEREST INCOME increased by $9.6 million in 1998, compared to 1997, primarily due to interest income on the $125.0 million Special Term Deposit.

     INCOME TAX EXPENSE reflected an effective rate of 50% for the year ended October 31, 1998, which differed from the statutory federal rate of 35% primarily due to a valuation allowance recorded against a deferred tax asset for the future federal tax benefit of deferred foreign taxes liabilities that may be taken as foreign tax credits when paid in the future.

     FISCAL 1997 COMPARED TO FISCAL 1996

     NET SALES in fiscal 1997 including the results for La Oroya for the eight-day period October 23, 1997 (the date of the Acquisition) to October 31, 1997 (the Acquisition Stub Period) were $280.5 million compared to $274.9 million in fiscal 1996, an increase of 2.0%. Lead metal net sales decreased from $195.7 million to $185.1 million, a decrease of 5.4%. This change was attributable to an increase in lead metal sales volume of 17,046 tons or 6.4% offset by a $23.1 million reduction due to lower realized prices. The average LME price for lead metal decreased by $.0577 per pound or 16.4% from fiscal 1996 to fiscal 1997. As a result, the Company's net realized price was 11.1% less than fiscal 1996. Net sales of lead concentrates to third parties were reduced by $8.3 million in fiscal 1997 from fiscal 1996, as these lead concentrates were used in the Company's production. Tolling net sales for fiscal 1997 increased $7.3 million from fiscal 1996 due to a 17.9% increase in volume, as well as 25.5% increase in tolling processing charges per ton. Zinc concentrate net sales in fiscal 1997 increased $2.4 million or 10.8% from fiscal 1996 due primarily to higher realized prices. Copper concentrate net sales in fiscal 1997 decreased $3.6 million or 29.0% from fiscal 1996, and $1.8 million of this decrease was attributable to lower realized prices and $1.8 million was due to lower volume resulting from an emphasis on production of lead/zinc ore. The addition of Seafab, resulting from an acquisition of assets from Seafab Metal Corporation in August 1996 added $15.9 million to net sales and the inclusion of La Oroya from October 23, 1997, the acquisition date, through October 31, 1997 added $2.6 million.

     COST OF SALES for fiscal 1997 (including the results for La Oroya for the Acquisition Stub Period) was $234.4 million, an increase of $18.9 million or 8.8% compared to fiscal 1996. Increased volumes of lead metal, tolling and zinc concentrates offset by lower copper and lead concentrate volumes accounted for $6.8 million of the increase. Higher costs of salaries and wages, materials and supplies, and purchased feed, primarily related to increased production, were more than offset by reduced costs of purchased lead and the impact of greater production volume. As a result, the average cost per ton produced was approximately 1.1% lower than the prior year reducing cost of sales by $3.1 million. The addition of Seafab contributed $13.0 million to the cost of sales increase while the inclusion of La Oroya added $2.0 million to cost of sales.

     DEPLETION, DEPRECIATION AND AMORTIZATION for fiscal 1997 (including the results of La Oroya for the Acquisition Stub Period) increased by 7.8% primarily due to depreciation of property, plant and equipment on recent capital additions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for fiscal 1997 (including the results of La Oroya for the Acquisition Stub Period) increased by $.9 million or 8.7% compared to fiscal 1996, primarily due to the addition of Seafab.

     EXPLORATION EXPENSE for fiscal 1997 was $2.7 million, a decrease of 7.1% from fiscal 1996. This change was attributable to less drilling on potential mineral properties.

     OPERATING INCOME for fiscal 1997 (including the results of La Oroya for the Acquisition Stub Period) was $17.7 million compared to $32.8 million for fiscal 1996. This decrease was attributable to the factors discussed above.

     INTEREST EXPENSE for fiscal 1997 (including the results of La Oroya for the Acquisition Stub Period) was $13.7 million or 4.2% less than fiscal 1996 primarily due to lower outstanding balances than in the prior year on certain subordinated notes.

    INCOME TAX EXPENSE reflected an effective tax rate of 109% in fiscal 1997 and 34% in fiscal 1996. In both years, the income tax expense was provided on the basis of alternative minimum taxes paid, which exceeded the income tax provision based on pre-tax book income. Higher pre-tax book income in fiscal 1996 reduced the impact of the alternative minimum taxes paid on the effective tax rate for that year. Because of the uncertainty of the future benefit of net deferred tax assets, the Company has recorded a valuation allowance against its net deferred tax assets.

    RESULTS OF PERUVIAN OPERATIONS

    FISCAL 1998 COMPARED TO FISCAL 1997 (INCLUDING LA OROYA'S PREDECESSOR FOR THE PERIOD NOVEMBER 1,1996 TO OCTOBER 23, 1997)

     The following table set forth the sales volumes and realized prices of Peruvian operations for the periods indicated (includes the results of La Oroya's predecessor in 1997 and 1996):


                                                 Year Ended October 31,
                                                 ----------------------
                                                   1998         1997
                                                 ---------   ----------
Sales Volumes
- -------------
     Copper (short tons)                          70,629       69,484
     Lead (short tons) 30,635                    119,022      106,690
     Zinc (short tons) 18,943                     79,291       71,024
     Silver (thousands of troy ounces)            27,957       20,822
     Gold bullion (thousands of troy ounces)          63           42


Realized Prices
- ---------------
     Copper ($/ton)                            $1,538.73    $2,127.51
     Lead ($/ton)                                 518.19       612.97
     Zinc ($/ton)   939.50                        991.23     1,159.97
     Silver  ($/troy ounce)                         5.65         4.80
     Gold bullion  ($/troy ounce)                 296.41       348.12


     NET SALES for 1998 were $458.3 million compared to $431.9 million for 1997. The increase was due primarily to higher prices and volumes for silver offset by lower copper prices. The production improvements previously discussed increased silver sales volume by 7.1 million ounces or 34.5% in the 1998 period contributing $34.2 million to the net sales increase. The average LBMA price for silver was 17.3% higher in 1998 compared to 1997. As a result, the net realized price for refined silver increased by $.85 per ounce or 17.7%, increasing net sales by $23.8 million. Net sales of refined copper were 26.5% or $39.1 million lower in 1998 due to lower prices partially offset by increased volume. The net realized price for refined copper was lower by 27.7%, which reduced net sales by $41.6 million. Bullion lead net sales were higher by $8.2 million in 1998 compared to 1997 due to a 225.6% increase in volume and a 29.1% increase in net realized price. The volume increase resulted from increased lead and silver production while the price increase was due to increased silver content in the lead bullion .

     COST OF SALES increased by just 1.3% in 1998 compared to 1997, in spite of the significant increases in volume discussed above and higher power cost of $10.1 million resulting from the new electricity contract implemented on October 23, 1997. These increases were offset by the impact of improved metallurgical recoveries and decreased feed cost resulting from lower average prices of copper, gold and lead.

     DEPRECIATION AND AMORTIZATION expense was $6.8 million in 1998 and $5.8 million in 1997. The increase was primarily due to the change in asset basis resulting from the purchase accounting for the La Oroya Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE expenses (excluding $16.1 million of intercompany fees in 1998) decreased 5.0% from $18.6 million in 1997 to $17.6 million in 1998. Increased audit and legal fees, salaries and other administrative costs were offset by a $2.0 million reduction in costs associated with the completion of Centromin's personnel reduction program during 1997, and a $3.3 million decrease resulting from the reclassification of workers' profit sharing to cost of sales.

     INCOME FROM OPERATIONS increased $5.6 million for 1998 compared to 1997 due to the factors discussed above.

     INTEREST EXPENSE increased by $12.5 million for 1998, compared to 1997, due primarily to the increases in long-term debt associated with the La Oroya Acquisition and the working capital required for the associated operations.

     OTHER INCOME, NET for 1998 increased by $2.4 million from 1997 to 1998, due to increases in various miscellaneous income items offset by a reduction in: (i) translation gains and losses; (ii) costs associated with the El Nino flooding caused by El Nino, primarily road and rail repairs; and (iii) a reduction of $3.2 million related to Centromin's privatization program which was completed in 1997.

     INCOME TAXES reflect the statutory rate of 30%. Differences between the effective and statutory rate were due primarily to book losses at certain of the Company's Peruvian subsidiaries that could not be offset against the book income of the Company's other Peruvian subsidiary for Peruvian income tax purposes.

     PERIOD FROM JANUARY 1, 1997 TO OCTOBER 23, 1997 COMPARED TO YEAR ENDED
                  DECEMBER 31, 1996

     The results of operations for the period January 1, 1997 to October 23, 1997 are not necessarily comparable with the results of operations for the year ended December 31, 1996 due to the shorter period included in the 1997 results.

     NET SALES decreased 22.8% from $456.8 million in 1996 to $352.8 million in the 1997 period, due principally to the shorter period in 1997, changes in the mix of existing products and a significant blister copper sale made in 1996. Net sales of copper decreased 17.8% due primarily to a volume decrease of 20.4%. This decrease included copper blister sales, which were 186 tons in 1997 compared to 5,537 tons in 1996 when two years' of accumulated stock was sold. Net sales of silver decreased from $111.0 million in 1996 to $82.2 million in the 1997 period, due to a volume decrease of 18.4% as well as a decrease in the average price per ounce of 10.2% from $5.23 in 1996 to $4.70 in the 1997 period. Net sales of gold decreased 42.2% from $20.4 million in 1996 to $11.8 million in the 1997 period, due to a volume decrease of 34.4% from 52,277 ounces in 1996 to 34,305 ounces in the 1997 period and a decrease in the average price per ounce of 11.9% from $389.5 in 1996 to $342.9 in the 1997 period. Refined lead net sales decreased 31.6% from $76.3 million in 1996 to $52.2 million in the 1997 period, due to a volume decrease of 16.3% from 104,063 tons in 1996 to 87,135 tons in the 1997 period and a decrease in the average price per pound of 18.9% from $.37 in 1996 to $.30 in the 1997 period.

     COST OF SALES decreased 23.0% from $397.2 million in 1996 to $305.9 million in the 1997 period, due principally to the shorter period, 18.1%, as well as lower labor expenses resulting from the personnel reduction costs carried out in 1996.

     DEPRECIATION AND AMORTIZATION EXPENSES decreased 13.0% from $5.4 million in 1996 to $4.7 million in the 1997 period, due primarily to the shorter period in 1997 as well as the adjustment to the depreciation of initial balances of fixed assets made in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased 20.7% from the 1996 period to the 1997 period. Personnel reduction costs decreased 61.5% from $3.9 million in 1996 to $1.5 million in the 1997 period, as Centromin had substantially completed its personnel reduction program in 1996. Selling, marketing and administrative expenses were lower by 18.6% in the 1997 period, primarily due to the shorter period in 1997. Worker's profit sharing was greater by $1.1 million in the 1997 period due primarily to improved profitability.

     OPERATING INCOME declined from $36.9 million in 1996 to $28.3 million in the 1997 period due to the factors discussed above.

     INTEREST EXPENSE AND BANK CHARGES decreased from $3.3 million in 1996 to $0.8 million in the 1997 period, due primarily to a decrease of debt levels through 1997, which was offset by the effects of a slight increase in the weighted average interest rate in the 1997 period.

     OTHER, NET decreased 94.9% from $23.5 million in 1996 to $1.2 million in the 1997 period. In 1996, the Company incurred special charges related primarily to (i) costs related to relocating residents away from the metallurgical complex of La Oroya, such as demolition, and construction of apartments, schools and parks at a new location and (ii) an accrual to provide for estimated future expenditures under the PAMA of $21.5 million.

     INCOME TAX increased 92.7% from $4.1 million in 1996 to $7.9 million in the 1997 period as a result of the increase in pretax income due to reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of October 31, 1998, $20.8 million was outstanding, exclusive of $4.9 million of letters of credit, under the Doe Run Revolving Credit Facility. Similarly, in Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million less outstanding letters of credit and customs bonds, based upon specific percentages of eligible receivables and inventories. At October 31, 1998, $28.0 million, exclusive of $8.2 million of letters of credit and customs bonds, was outstanding under the Doe Run Peru Revolving Credit Facility. Net unused availability under these facilities at October 31, 1998 was $34.8 million and $3.8 million, respectively.

     On August 31, 1998, the Company purchased substantially all of the outstanding shares of Cobriza. The operating assets of Cobriza include a copper mine and mill, which supply copper concentrates to La Oroya. Of the $7.5 million purchase price, $3 million was paid at closing and the remainder will be paid in three annual installments of $1.5 million.

     On September 1, 1998, the Company purchased the MLD assets, including a smelter and refinery and two mines. Proceeds of $43.4 million from the offering of $50.0 million of Secured Notes plus additional amounts borrowed under the Doe Run Revolving Credit Facility of $12.4 million financed the payment made at closing.

     For the year ended October 31, 1998, $13.8 million was used in operating activities, and $211.7 million was used in investing activities (this included $58.2 million for the acquisitions discussed above and the $125.0 million Special Term Deposit, see discussion of financing activities below). Financing activities provided $221.2 million.

     As part of its financing activities, on March 12, 1998, the Company issued $255 million of Unsecured Notes. The net proceeds from these Unsecured Notes were primarily used to retire existing term loans, redeem preferred stock and pay associated fees and expenses.

     In the U.S., the Company had capital expenditures of $16.8 million during 1998 and have projected capital expenditures of approximately $9.5 million for 1999, primarily for support of ongoing operations and operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations have expended an average of approximately $63.4 million per year on repairs and maintenance from fiscal 1996 through fiscal 1998. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the La Oroya Acquisition, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. Reference is hereby made to "Item 8. Financial Statements and Supplementary Data", Note 15 to the Company's Consolidated Financial Statements. The Peruvian operations had capital expenditures of $11.7 million in 1998 and have projected capital expenditures of approximately $31.1 million for 1999, primarily for support of ongoing operations and operational and environmental improvements.

     The Company has substantial indebtedness and debt service requirements. As of October 31, 1998, on a consolidated basis, the Company had $478.3 million of indebtedness outstanding, or $353.3 million net of the Special Term Deposit. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet for the Company's liquidity needs for the foreseeable future.

     On January 15, 1999, Renco filed an election with the consent of its shareholders with the Internal Revenue Service to change its taxable status from that of a C corporation to that of a S corporation, effective November 1, 1998. At the same time, Renco designated the Company as a qualified Subchapter S subsidiary.

As a result of such designation, generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. See "Item 8. Financial Statements and Supplementary ata--Note 17 to the Company's Consolidated Financial Statements" and "Item 13. Certain Relationships and Related Transactions."

     On January 20, 1999, Doe Run Peru executed a sale and leaseback agreement with two Peruvian financial institutions. The main oxygen plant at La Oroya was sold at fair market value as determined by an independent appraisal. The proceeds, net of value added tax, of $18.6 million were used to reduce the outstanding balance on the Doe Run Peru Revolving Credit Facility and to pay the outstanding balance with the Company of $3.8 million. The lease requires monthly payments of approximately $0.4 million and has a bargain purchase option of $0.2 million at the end its five-year term.

     The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Unsecured Notes and the Secured Notes contain numerous covenants and restrictions including requirements that the Company satisfy certain financial ratios in order to incur additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants will be dependant upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

YEAR 2000 MATTERS

     Many information and process control systems used in the current business environment were designed to use only two digits in the date field, and therefore may not function properly in the year 2000. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or in miscalculations. The Company has conducted a comprehensive review of its computerized information systems (IS) to identify systems that could be affected by the year 2000 problem and has implemented a plan to resolve the issues identified. Currently, most of the major IS of the Company have been modified to be year 2000 compliant. The Company anticipates that appropriate modifications to IS will be completed by mid-year 1999.

     Process controls and other systems are being evaluated individually and may require replacement software, reprogramming and other corrective actions.
 The Company has not completed an evaluation of the status of these systems, and is unable at this time to estimate the required actions, if any, and related costs of making these systems year 2000 compliant.

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

FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; major equipment failures; unanticipated problems encountered in the year 2000 readiness program; and availability of replacement equipment to achieve year 2000 readiness. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received, for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary data follow immediately and are listed in ITEM 14 of Part IV of this report.

                           INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Doe Run Resources Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income and shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Doe Run Cayman Ltd., a wholly-owned subsidiary, as of and for the year ended October 31, 1997, which statements reflected total assets constituting 45% and total revenues constituting 1% in 1997, of the related consolidated totals. Those consolidated statements were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for Doe Run Cayman Ltd. and its subsidiaries as of and for the year ended October 31, 1997, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors as of and for the year ended October 31, 1997, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                                             (signed) KPMG LLP

December 18, 1998

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of
      Doe Run Cayman Ltd.:



We have audited the accompanying consolidated balance sheet of Doe Run Cayman Ltd. (a company incorporated in Cayman Islands) as of October 31, 1997 and the related consolidated statements of operations, changes in shareholder's equity and cash flows for the period from October 23, 1997 (inception date) to October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Doe Run Cayman Ltd. as of October 31, 1997, and its consolidated results of operations and cash flows for the period from October 23, 1997 (inception date) to October 31, 1997, in conformity with accounting principles generally accepted in the United States of America.



                                          MEDINA, ZALDIVAR Y ASOCIADOS
                                          A member firm of Andersen Worldwide SC


Countersigned by:



- ---------------------------------
Marco Antonio Zaldivar
C.P.C. Register 12477

Lima, Peru
   December 5, 1997

                        THE DOE RUN RESOURCES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                           OCTOBER 31,
                                                                                               -----------------------------------
                                                                                                    1998                1997
                                                                                               ---------------     ---------------
                                                             ASSETS
Current assets:
     Cash                                                                                             $ 4,646             $ 8,943
     Trade accounts receivable, net of allowance for doubtful accounts
          of $876 and $729 at October 31, 1998 and 1997, respectively                                  86,338              52,470
     Inventories                                                                                      125,652              88,648
     Prepaid expenses and other current assets                                                         30,306               5,263
     Net deferred tax assets                                                                               -                   69
                                                                                                    ----------          ---------
          Total current assets                                                                        246,942             155,393

Property, plant and equipment, net                                                                    265,283             206,348
Special term deposit                                                                                  125,000                   -
Net deferred tax assets                                                                                 8,015               7,481
Other noncurrent assets, net                                                                           18,399              15,218
                                                                                                    ----------          ---------
          Total assets                                                                              $ 663,639           $ 384,440
                                                                                                    ==========          =========
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities of long-term debt                                   $ 2,018            $ 12,345
     Accounts payable                                                                                  53,698              41,086
     Accrued liabilities                                                                               50,670              28,893
     Net deferred tax liabilities                                                                       1,815               7,481
                                                                                                    ----------          ---------
          Total current liabilities                                                                   108,201              89,805

Long-term debt, less current maturities                                                               476,284             222,395
Net deferred tax liabilities                                                                                -                   -
Postretirement benefits                                                                                12,227              12,455
Reclamation and environmental costs                                                                    32,474              31,685
Net deferred tax liabilities                                                                            2,571                   -
Other noncurrent liabilities                                                                           13,304               13,926
                                                                                                    ----------          ---------
          Total liabilities                                                                           645,061             370,266

Shareholders' equity:
     Preferred stock, $1,000 par value, 2,500 shares issued, authorized and outstanding; liquidation and redemption value of $2,618
          at October 31, 1997                                                                               -               2,500
     Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                                                           -                   -
     Additional paid-in capital                                                                         5,000               5,000
     Retained earnings                                                                                 13,578               6,674
                                                                                                    ----------          ---------
          Total shareholders' equity                                                                   18,578              14,174
                                                                                                    ----------          ---------
          Total liabilities and shareholders' equity                                                $ 663,639           $ 384,440
                                                                                                    ==========          =========


The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

            CONSOLIDATED STATEMENTS OF INCOME AND SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                YEAR ENDED OCTOBER 31,
                                                                                    ---------------------------------------------
                                                                                       1998             1997               1996
                                                                                    ---------        ---------          ---------
Net sales                                                                           $ 716,581        $ 280,467          $ 274,930

Costs and expenses:
    Cost of sales                                                                     599,522          234,351            215,489
    Depletion, depreciation and amortization                                           24,540           14,718             13,654
    Selling, general and administrative                                                34,816           10,959             10,079
    Exploration                                                                         4,312            2,705              2,912
                                                                                    ---------        ---------          ---------
        Total costs and expenses                                                      663,190          262,733            242,134
                                                                                    ---------        ---------          ---------
        Income from operations                                                         53,391           17,734             32,796

Other income (expense):
    Interest expense                                                                  (40,659)         (13,740)           (14,348)
    Interest income                                                                     9,586               21                113
    Other, net                                                                            561              (37)               355
                                                                                    ---------        ---------          ---------
                                                                                      (30,512)         (13,756)           (13,880)
                                                                                    ---------        ---------          ---------
        Income before income tax expense
             and extraordinary item                                                    22,879            3,978             18,916
Income tax expense                                                                     11,398            4,331              6,451
                                                                                    ---------        ---------          ---------
        Income (loss) before extraordinary item                                        11,481             (353)            12,465
Extraordinary item related to early retirement
        of debt, net of income tax benefit                                             (4,388)          (1,062)                 -
                                                                                    ---------        ---------          ---------
        Net income (loss)                                                               7,093           (1,415)            12,465

Shareholders' equity, beginning of year                                                14,174           20,830             10,318
        Less dividends declared and paid:
             Preferred stock - $76, $100 and $140 per share, respectively                (189)            (250)              (350)
             Common stock - $0, $4,991 and $1,603 per share, respectively                   -           (4,991)            (1,603)
        Redemption of preferred stock                                                  (2,500)               -                  -
                                                                                    ---------        ---------          ---------
Shareholders' equity, end of year                                                   $  18,578        $  14,174          $  20,830
                                                                                    =========        =========          =========



The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                           YEAR ENDED OCTOBER 31,
                                                                           -----------------------------------------------------
                                                                                1998               1997               1996
                                                                           ----------------    --------------    ---------------
Cash flows from operating activities:
     Net income (loss)                                                        $      7,093       $    (1,415)       $    12,465
     Extraordinary item related to retirement of debt                                6,750             1,327                  -
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depletion, depreciation and amortization                                   24,540            14,718             13,654
         Amortization of deferred financing fees and bond issue costs                2,259               257                898
         Deferred income taxes                                                      (3,560)                -                  -
         Imputed interest                                                               29             5,635              6,617
         Increase (decrease) resulting from changes in:
           Trade accounts receivable                                               (30,967)            2,023            (10,291)
           Inventories                                                             (24,251)           (3,062)             3,209
           Prepaid expenses and other current assets                               (24,044)           (1,201)              (339)
           Accounts payable                                                         12,128             6,636                771
           Accrued liabilities                                                      15,048            (1,939)             1,492
           Other noncurrent assets and liabilities, net                              1,218            (4,959)              (526)
                                                                           ----------------    --------------    ---------------
                Net cash provided  by (used in) operating activities               (13,757)           18,020             27,950
                                                                           ----------------    --------------    ---------------
Cash flows from investing activities:
     Special term deposit                                                         (125,000)                -                  -
     Purchases of property, plant and equipment                                    (28,504)          (13,476)           (10,534)
     Payment for acquisitions, net of cash acquired                                (58,189)         (128,242)            (1,742)
                                                                           ----------------    --------------    ---------------
                Net cash used in investing activities                             (211,693)         (141,718)           (12,276)
                                                                           ----------------    --------------    ---------------
Cash flows from financing activities:
     Proceeds from (payments on) loans under revolving credit
         facilities and short-term borrowings, net                                  45,842            (6,399)             1,044
     Proceeds from long-term debt                                                  424,713           365,945                  -
     Payments on long-term debt                                                   (230,845)         (212,453)           (14,765)
     Payment of deferred financing costs                                           (15,868)           (8,573)                 -
     Extraordinary item related to retirement of debt                                    -              (638)                 -
     Payment of dividends                                                             (189)           (5,241)            (1,953)
     Redemption of preferred stock                                                  (2,500)               -                  -
                                                                           ----------------    --------------    ---------------
                Net cash provided by (used in) financing activities                221,153           132,641            (15,674)
                                                                           ----------------    --------------    ---------------
                Net increase (decrease) in cash                                     (4,297)            8,943                  -

Cash at beginning of year                                                            8,943                -                  -
                                                                           ----------------    --------------    ---------------
Cash at end of year                                                           $      4,646       $     8,943        $        -
                                                                           ================    ==============    ===============

Supplemental disclosure of cash flow information -
     Cash paid during the period for:
         Interest, net of capitalized interest                                $     32,653       $     9,196        $     6,575
                                                                           ================    ==============    ===============
         Income taxes                                                         $     19,524       $     3,480        $     6,787
                                                                           ================    ==============    ===============


The accompanying notes are an integral part of these consolidated financial statements.

                    THE DOE RUN RESOURCES CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       OCTOBER 31, 1998, 1997 AND 1996
                           (DOLLARS IN THOUSANDS)


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION

       These consolidated financial statements include the accounts of The Doe Run Resources Corporation and its wholly owned subsidiaries (the Company). All material intercompany balances and transactions have been eliminated.

           NATURE OF BUSINESS

       The principal domestic business of the Company is the exploration, development, mining and processing of base metals, primarily lead, and recycling of lead-acid batteries and other lead-bearing materials. The Company's fabrication businesses fabricate lead products used in radiation and X-ray shielding, pollution control devices, and medical equipment; produce lead oxide for use in automotive batteries and fabricate and repair lead-lined process equipment. In Peru, the Company is engaged in the mining, smelting and refining of polymetallic concentrates, mainly copper, lead and zinc, which are sold as refined metals primarily to customers located outside of Peru.

           FOREIGN CURRENCY TRANSLATION

       The functional currency of the Company's foreign subsidiaries is the U.S. Dollar. Accordingly, translation gains and losses are included in determining net income.

           USE OF ESTIMATES

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

           INVENTORIES

       Finished metals and concentrates, metals and concentrates in process and raw materials are stated at the lower of cost or market. The last-in, first-out (LIFO) method of determining cost is used for the majority of the Company's U.S. inventories. Effective November 1, 1997, the cost of refined metals and concentrates for sale, as well as metal and concentrates in process, of the Company's foreign subsidiaries is determined using the LIFO method. Previously, these inventories were determined using the first-in, first out (FIFO) method. The pro forma effect of the retroactive application of LIFO is not significant, as the Company's foreign operations began October 23, 1997 (see Note 2).

       Inventory costs include labor, material and other production costs. Supplies and repair parts are principally stated at average cost, net of reserves for obsolescence.

           PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost. Major additions and improvements to property, plant and equipment are capitalized, at cost, when they significantly increase the productive capacity or the life of the asset.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)




       Routine or unanticipated repair and maintenance expenditures, which do not extend the useful life or increase the productive capacity of the asset, are charged to operations as incurred. Major expenditures required to maintain the originally anticipated productive capacity and life of the asset (such as furnace rebuilds), for which both the amount and timing can be reasonably estimated, are accrued and charged to operations over the period through the next anticipated maintenance date.

       Mineral interests are amortized using the units of production method.

       Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

            Buildings and improvements                  3 to 20 years
            Machinery and equipment                     2 to 15 years

       Facilities at which operations have temporarily ceased may be placed on a standby care and maintenance basis. The Company continues to depreciate the related assets during the standby period and the expected useful lives are adjusted prospectively to reflect the reduced usage. During the standby period all care and maintenance expenditures incurred are expensed.

           IMPAIRMENT OF LONG-LIVED ASSETS

       In fiscal 1997, the Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The statement requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. No impairment losses have been recognized.

           DEFERRED FINANCING COSTS

       Deferred financing costs represent fees paid in conjunction with the acquisition of long-term debt and are amortized using the interest method over the term of the respective debt.

           EXPLORATION AND DEVELOPMENT COSTS

       All exploration costs are charged to operations as incurred. Development costs incurred to maintain production at operating mines are charged to operations as incurred. Development expenditures for mining properties that are considered to be commercially feasible, but are not yet producing, and major development expenditures at operating mines that are expected to benefit future production are capitalized and amortized using the units of production method over the estimated proven ore reserves to be benefited.

           RECLAMATION COSTS

       The Company's mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation. Company estimates of mine closure costs are accrued and charged to expense using the units of production method during the estimated life of the operations. A

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


       reserve for reclamation costs has been established for the restoration of certain abandoned mining and processing sites based on current estimates of the cost to comply with existing standards. Routine environmental expenditures are expensed as incurred or capitalized and depreciated depending on their future economic benefit.

           COMMITMENTS AND CONTINGENCIES

       The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when such costs are probable and reasonably estimable. Accruals are reviewed and adjusted as circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

           REVENUE RECOGNITION

       Sales are recorded as products are shipped to customers. Concentrate and certain smelter product sales are recorded based on estimated weights, metal contents and prices using applicable customer agreements and hedge contracts. All such sales are adjusted when final weights, metal contents and prices are determined.

           RISK MANAGEMENT

       The Company's use of derivative financial instruments is limited to managing well-defined commodity price risks related to inventories and future production. Derivative financial instruments are not used for trading purposes. The Company may, from time to time, enter into forward physical sales agreements with customers or futures contracts, which fix prices for a portion of its anticipated future production, generally for periods not exceeding twelve months. The Company may also periodically buy futures contracts to offset the effect of certain fixed-price forward physical sales commitments. In addition, the Company may employ the use of commodity options to obtain the aforementioned transactions. Since these transactions meet the requirements for hedge accounting, gains and losses realized on such transactions, as well as any cost or revenue associated therewith, are recognized in net sales when the related production is sold. If an instrument does not meet the requirements for hedge accounting, gains and losses are recognized immediately.

           RESEARCH AND DEVELOPMENT

       Research and development costs are expensed when incurred and are included in selling, general and administrative expenses on the consolidated statements of operations. Research and development costs are not significant.

           INCOME TAXES

       Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See
       Note 17 - Subsequent Event.

 (2)   BUSINESS ACQUISITIONS

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


           DOE RUN PERU

       Doe Run Cayman Ltd. (Doe Run Cayman), a Cayman Islands corporation and a wholly owned subsidiary of the Company, was incorporated on September 10, 1997. Doe Run Cayman had no business activity until October 23, 1997. Doe Run Mining S.R.L (Doe Run Mining), a Peruvian subsidiary of Doe Run Cayman, owns substantially all of the outstanding shares of Doe Run Peru S.R.L. (Doe Run Peru). Doe Run Peru acquired substantially all of the outstanding shares of Empresa Metalurgica La Oroya S.A. from Empresa Minera del Centro del Peru S.A. (Centromin) an entity owned by the Peruvian government.

       The acquisition was made through a Contract of Stock Transfer, Capital Increase and Stock Subscription (the Contract). Peruvian law required a capital contribution to Doe Run Peru of $126,500 in exchange for 51% of the shares and a payment of $120,515 for the transfer of the remaining 49%. Subsequent to the acquisition, utilizing the proceeds from the capital contribution, Doe Run Peru repaid $125,000 on the $225,000 term loan used to finance the transaction.

       The acquisition has been accounted for as a purchase and the effective purchase price of $123,015, including transaction costs of approximately $2,500, was allocated to the fair value of the assets acquired and liabilities assumed as follows:

       Inventories                                                  $  55,567
       Other current assets                                             1,382
       Property, plant and equipment                                   97,761
       Accounts payable and other accrued liabilities                 (24,495)
       Environmental contingency                                       (7,200)
                                                                      --------
                                                                     $ 123,015
                                                                      --------
                                                                      --------

       The excess of the fair value of the net assets acquired over the purchase price, approximately $157,000, reduced the value of the fixed assets acquired. The results of the operations of Doe Run Cayman and its subsidiaries have been included with those of the Company since the date of acquisition.

           MISSOURI LEAD OPERATIONS

       On September 1, 1998, the Company purchased certain assets of ASARCO Incorporated's Missouri Lead Division (MLD), including a lead smelter and two mines. The acquisition was accounted for under the purchase method and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed as follows:


       Inventories and other current assets                  $  6,068
       Property, plant and equipment                           52,369
       Accounts payable and other accrued liabilities          (1,106)
       Reserve for reclamation costs                           (2,690)
                                                               -------
                                                             $ 54,641
                                                             ---------
                                                             ---------

       In addition, the Company will be required to pay additional consideration to ASARCO Incorporated if in any of the five calendar years beginning January 1, 1999 the London Metal Exchange spot lead price exceeds $.285 per pound. The maximum contingent consideration to be paid under the agreement is $12,500.

       The following unaudited pro forma results of operations for the years ended October 31, 1998 and 1997 assume that the acquisition of Doe Run Peru and the MLD occurred as of the beginning of the respective

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


       periods. The pro forma information does not purport to be indicative of the results of operations that would have occurred had the acquisition occurred at the beginning of the periods presented or of the future results of operations.

                                                      Year ended October 31,
                                                     -----------------------
                                                       1998            1997
                                                     --------       --------
                                                            (unaudited)
       Net sales                                     $ 775,465      $ 709,780
       Income before extraordinary item                  2,768         15,195
       Net income                                       (1,620)        14,133


       In addition, on August 31, 1998, Doe Run acquired the stock of Empresa Minera Cobriza S.A. (Cobriza) from Centromin. The assets purchased included a copper mine and other assets related to the operation of the mine. The purchase price was $7,500, of which approximately $3,000 was paid at closing and the remainder will be paid in three annual installments of $1,495 beginning August 31, 1999. The pro-forma results of operations of Cobriza have not been presented as they were not significant, and all of Cobriza's production is sold to Doe Run Peru.

(3)    RELATED PARTY TRANSACTIONS

       The Company has entered into a management consulting agreement with The Renco Group, Inc. (Renco). Renco's subsidiary, DR Acquisition Corp. holds all of the Company's common stock. Under the agreement, Renco will provide the Company with management services for an annual fee. The agreement was amended in 1998 to increase the annual fee from $1,200 to $2,400. The agreement expires October 31, 2000. Fees expensed under this agreement were $2,000, $1,200 and $1,200 for each of the years ended October 31, 1998, 1997 and 1996, respectively.

       In addition to these fees, in conjunction with the financing transactions discussed in Note 8, the Company paid Renco $2,311 in 1998 which was accounted for as a deferred financing cost and is being amortized according to the policy described in Note 1.

       To obtain the advantages of volume, Renco purchases certain categories of property and casualty insurance for a number of its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 1998, 1997 and 1996, the Company reimbursed Renco for costs of approximately $4,352, $2,473 and $1,821, respectively, under the Renco insurance program.

(4)    INVENTORIES

       Inventories consist of the following:

                                                             October 31,
                                                        ---------------------
                                                          1998        1997
                                                       ---------     --------
       Finished metals and concentrates                $  10,954     $ 11,460
       Metals and concentrates in process                 55,647       51,129
       Materials, supplies and repair parts               59,051       26,059
                                                        --------       ------
                                                       $ 125,652     $ 88,648
                                                        --------       ------
                                                        --------       ------

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


       Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,559 and $4,977 at October 31, 1998 and 1997, respectively.

       The FIFO cost of inventories valued under the LIFO cost method were $82,271 and $20,311 at October 31, 1998 and 1997, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $1,578 and $5,996 higher at October 31, 1998 and 1997, respectively.

       As a result of reducing certain inventory quantities valued on the LIFO basis, lower inventory costs prevailing in previous years were charged to cost of sales in 1997 and 1996. In 1996, the Company adopted a policy of calculating the effect of LIFO liquidations on net income based on the current cost method. The effect was an increase in net income of $899 and $542 and for the years ended October 31, 1997 and 1996, respectively.

 (5)   PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment, net consists of the following:


                                                                 October 31,
                                                             --------------------
                                                               1998        1997
                                                            ---------    ---------
       Land                                                 $  11,949     $ 9,371
       Buildings and improvements                              61,966      45,286
       Machinery and equipment                                223,391     172,246
       Mineral interests                                       29,899      22,005
       Construction in progress                                 8,587       3,588
                                                            ---------    ---------
                                                              335,792     252,496
       Less accumulated depreciation and depletion             70,509      46,148
                                                             --------    --------
                                                            $ 265,283   $ 206,348
                                                             --------    --------
                                                             --------    --------



       Rental expense applicable to minimum rentals under operating leases was $6,883, $5,543 and $3,101 for the years ended October 31, 1998, 1997 and
       1996, respectively. Contingent rental payments, based primarily on equipment usage, were $532, $674 and $554, respectively.

       The Company's operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year, are as follows:


         Fiscal year ending October 31:
             1999                              $  5,679
             2000                                 4,705
             2001                                 3,319
             2002                                 1,986
             2003                                 1,299
                                               ---------
                                               $ 16,988
                                               ---------
                                               ---------

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

(6)    SPECIAL TERM DEPOSIT

       The Special Term Deposit represents a deposit made in a foreign bank as collateral for a loan made to Doe Run Mining. See further discussion in
       Note 8.

(7)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:
                                                                   October 31,
                                                             ----------------------
                                                                 1998        1997
                                                             ---------     --------
       Interest                                              $   6,412     $    546
       Reclamation and environmental                             3,422        3,842
       Property taxes                                            3,671        3,299
       Payroll, related taxes and employee benefits             20,489       15,943
       Other                                                    16,676        5,263
                                                                ------      -------
                                                              $ 50,670     $ 28,893
                                                                ------      -------
                                                                ------      -------

       Reclamation and environmental costs represents the estimate of reclamation and environmental spending for the following fiscal year. These costs relate primarily to the historical operations of the Company. See Note 16.

(8)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                                   October 31,
                                                                                          -------------------------
                                                                                               1998         1997
                                                                                          ----------     ----------
       Revolving credit facilities                                                        $   48,842     $    3,000
       11.25% unsecured senior notes due March 15, 2005                                      200,000         -
       Floating interest rate unsecured senior notes due March 15, 2003,
          effective rate of 11.70% at October 31, 1998                                        55,000         -
       11.25% secured senior notes due March 15, 2005, less unamortized
          discount of $5,153 at October 31, 1998                                              44,847         -
       Note payable to foreign bank                                                          125,000         -
       $130,000 term loan, effective rate of 8.64% at October 31, 1997                       -              130,000
       $225,000 term loan, effective rate of 9.14% at October 31, 1997                       -              100,000
       Pollution control financing, maturing December 15,1998, annual principal payments due on December 15, interest at 5.75%,
          payable semiannually                                                                   895          1,740
       Deferred purchase price obligation, no stated interest rate                             3,718         -
                                                                                           ---------       --------

                                                                                             478,302        234,740
       Less current maturities                                                                 2,018         12,345
                                                                                           ---------       --------

       Long-term debt, less current maturities                                             $ 476,284      $ 222,395
                                                                                           ---------       --------
                                                                                           ---------       --------

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


       Revolving credit facilities provide for borrowing under two credit facilities. The first facility allows the Company to borrow up to $100,000 and expires March 12, 2001, at which time it may be renewed annually. The availability of loans under the facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. Actual availability was $34,801 at October 31, 1998. The facility bears interest at the prime rate plus .75% per annum and the effective rate at October 31, 1998 was 9.00%. The Company is also obligated to pay an unused line fee equal to .25% on the amount by which the maximum credit of $100,000 exceeds the average daily balance of outstanding loans and letters of credit. The facility is secured by accounts receivable and inventories generated by the Company's U.S. operations. All cash received from the Company's domestic operations is wired daily to the financial institutions to pay down the outstanding loan balance, if any. Revolving loans outstanding under this facility were $20,842 at October 31, 1998.

       The second facility allows Doe Run Peru to borrow up to $40,000 and expires June 19, 2002. The facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 1.5% per annum, and the effective rate was 9.68% at October 31, 1998. Individual loans must be greater than $1,000. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the facility is limited to a percentage of eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Actual availability was $3,797 at October 31, 1998. Revolving loans outstanding under this facility were $28,000 at October 31, 1998. The facility is secured by Doe Run Peru's accounts receivable and inventories.

       On March 12, 1998, the Company completed the sale of $200,000 11.25% senior notes (the Fixed Rate Notes) and $55,000 Floating Interest Rate Senior Notes due 2003 (collectively, the Unsecured Notes). The Unsecured Notes are guaranteed by certain subsidiaries of the Company. See Note 18 for disclosures regarding guarantor subsidiaries. The Company used $125,000 of the proceeds from the Unsecured Notes to make the Special Term Deposit into a foreign bank, which in turn loaned such amount to Doe Run Mining. The Special Term Deposit and note payable to the foreign bank have payment terms that match the timing and amount of the payments on $125,000 of the Fixed Rate Notes, except that additional interest of 0.50% for the first six months and 0.25% thereafter through September 11, 2004 is payable on the note payable to the foreign bank. The note payable to the foreign bank is collateralized by the Special Term Deposit. Doe Run Mining used the proceeds of the note payable to the foreign bank to repay the $100,000 balance on the $225,000 term loan, plus accrued interest thereon of $1,004, repay a $23,000 subordinated note to the Company and pay fees of $313.

       The remaining $130,000 of the proceeds of the Unsecured Notes, plus the $23,000 repayment of the subordinated note by Doe Run Mining, were used by the Company to: (i) repay principal and interest on the $130,000 term loan of $128,125 and $1,127, respectively, (ii) repay balances under existing revolving credit facilities of $14,444, (iii) pay Renco $5,000 to redeem the $2,500 preferred stock, plus accrued dividends thereon of $189, and a transaction fee of $2,311 and (iv) pay related fees and expenses of $6,553.

       On September 1, 1998, the Company completed the sale of $50,000 11.25% senior secured notes (the Secured Notes). Proceeds of $43,400, net of issue discount of $5,287 and fees of $1,313, were used to finance the acquisition of the MLD, as discussed in Note 2. The notes are secured by the property, plant and equipment acquired and are guaranteed by certain subsidiaries of the Company. See Note 18.

       On October 23, 1997 the Company and Doe Run Mining borrowed $130,000 and $225,000, respectively, under credit agreements with a group of financial institutions. The proceeds were used to retire all of the Company's outstanding debt, except for the Pollution Control Bonds, and to finance the acquisition and capital contribution discussed in Note 2.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       Pollution control financing represents the outstanding balances of revenue bonds issued to provide funding for pollution control facilities at the Company's domestic primary lead smelter. The debt is guaranteed by the former owner of the Company.

       The deferred purchase price obligation is payable to Centromin for the assets of the Cobriza mine purchased in the current year as discussed in
       Note 2. Payments of $1,495 are due annually for three years beginning August 31, 1999. The note has no stated interest rate and has been discounted to an effective rate of 10%.

       In conjunction with early extinguishments of long-term debt, the Company recognized extraordinary charges of $4,388 and $1,062, net of income tax benefits of $2,362 and $265, in 1998 and 1997, respectively.

       The aggregate estimated amounts of long-term debt maturing after October 31, 1998 are as follows:

       1999                                                $   2,018
       2000                                                    1,236
       2001                                                   50,201
       2002                                                    -
       2003                                                   55,000
       Thereafter                                            369,847
                                                             -------
                                                           $ 478,302
                                                             -------
                                                             -------

       The Company's various debt agreements contain certain requirements with respect to net worth and coverage of fixed charges. These agreements also place limitations on dividend payments and other outside borrowings. The Company was in compliance with all debt covenants at October 31, 1998, and accordingly, the related debt is classified long term.

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       At October 31, 1998 and 1997, the fair values of the Company's financial instruments, except for long-term debt and the hedge positions described in Note 15, were not materially different from their carrying amounts.

       The fair values of the Company's long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes. At October 31, 1998 the fair value of the Company's long term debt was $429,852. At October 31, 1997, the fair value of long-term debt was not materially different from the carrying amount.

(10)   INCOME TAXES

       The Company files a consolidated federal income tax return with Renco. Pursuant to a tax sharing agreement with Renco, the Company provides for federal income taxes as if the Company filed separate income tax returns except that, generally, no carryforward of net operating losses is permitted, unless such losses are generated by net tax temporary differences. Under the terms of the agreement, the Company is required to remit annually to Renco the amount of federal income taxes provided. Renco files the Company's state income tax returns, and the Company remits the resulting tax to Renco. Doe Run Mining and its subsidiaries pay taxes directly to their respective jurisdictions in which income and other similar taxes arise. It is the Company's policy to recognize an income tax benefit for foreign income taxes only when taxes are paid.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       Doe Run Cayman is subject to the regulations of the Cayman Islands, which currently have no corporate income or capital gains tax. Doe Run Cayman's subsidiaries located in Peru are subject to Peruvian taxation. The statutory income tax rate in Peru is 30%. Doe Run Peru has obtained to a ten-year tax stabilization agreement with the Peruvian government, which provides for Peruvian taxation based on tax statutes and regulations prevailing on November 6, 1997, beginning with the Peruvian tax year ending on December 31, 1997 through December 31, 2006.

       Income tax expense is comprised of the following:

                                                          Year ended October 31,
                                               -------------------------------------
                                                  1998           1997         1996
                                               ---------       -------       -------
       Current:
           Federal                             $   3,446       $ 3,882       $ 6,383
           State                                     529            99            68
           Foreign                                10,983           419           -
                                               ---------       -------       -------
                                                  14,958         4,400         6,451
       Deferred:
           Federal                                (6,200)         -              -
           Foreign                                 2,640           (69)          -
                                               ---------       -------       -------
                                                  (3,560)          (69)          -
                                               ---------       -------       -------
                                                $ 11,398       $ 4,331       $ 6,451
                                               ---------       -------       -------
                                               ---------       -------       -------

       Income tax expense differed from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before income tax expense as a result of the following:

                                                                                   Year ended October 31,
                                                                              ---------------------------------
                                                                                1998          1997         1996
                                                                             --------       -------      -------
       Income tax expense at statutory rate                                   $ 8,008       $ 1,392      $ 6,620
       Increase (reduction) in income tax expense resulting from:
          Percentage depletion in excess of basis                               -            (2,532)      (4,583)
          Change in the balance of the valuation allowance for
              deferred tax assets                                               1,786         4,487        4,095
          Nondeductible expenses                                                  894           477          385
          State income taxes, net of federal benefit                              344            64           56
          Foreign income taxes at effective rates in excess of
              the statutory rate                                                 -              324        -
          Other, net                                                              366           119         (122)
                                                                             --------       -------      -------
                                                                             $ 11,398       $ 4,331      $ 6,451
                                                                             --------       -------      -------
                                                                             --------       -------      -------

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                            October 31,
                                                                                    ------------------------
                                                                                        1998          1997
                                                                                    -----------   ----------
          Deferred tax assets
               Accounts receivable and other current assets                         $       318   $      275
               Accrued liabilities                                                        5,319        3,274
               Postretirement benefits                                                    4,591        4,689
               Reclamation and environmental costs                                       11,793       12,360
               Alternative minimum tax credit carryforward                                8,981       10,188
               Other noncurrent assets and liabilities                                    7,782        4,563
                                                                                          -----      -------
                                                                                         38,784       35,349
               Less valuation allowance                                                 (15,114)     (13,328)
                                                                                         ------       ------
                                    Total deferred tax assets                            23,670       22,021
                                                                                         ------       ------

          Deferred tax liabilities:
               Inventories and other current assets                                      (7,921)     (11,129)
               Property, plant and equipment                                             (5,394)      (3,398)
               Mineral properties                                                        (4,579)      (4,856)
               Pension asset                                                             (2,147)      (2,569)
                                                                                        -------     --------
                                    Total deferred tax liabilities                      (20,041)     (21,952)
                                                                                         ------       ------

                                    Net deferred tax assets                           $   3,629    $      69
                                                                                      ---------    ---------
                                                                                      ---------    ---------

       The deferred tax liabilities related to inventories and other current assets and property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid. Accruals for financial reporting purposes, which have no tax basis, gave rise to a significant portion of the other temporary differences.

       The alternative minimum tax carryforward is available to reduce future federal regular income taxes, if any, over an indefinite period.

       Management has provided a valuation allowance against certain domestic deferred tax assets, to the extent that it is unlikely that the benefits of those assets will be realized.

(11)   EMPLOYEE BENEFITS

       DOMESTIC PLANS

           DEFINED BENEFIT PLANS

       The Company sponsors a noncontributory defined benefit plan for its U.S. and expatriate employees.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       Benefits provided to salaried employees under the defined benefit plan are based on final average compensation and years of service. Benefits provided to hourly employees are based on a flat rate and years of service. Net periodic pension expense is comprised of the following:

                                                                                   Year ended October 31,
                                                                             -----------------------------------
                                                                               1998           1997         1996
                                                                             -------        -------      -------
       Service cost                                                          $ 1,754        $ 1,508      $ 1,342
       Interest cost on projected benefit obligation                           4,040          3,762        3,506
       Actual return on assets                                                (4,504)        (4,161)      (4,168)
       Net amortization and deferral of unrecognized net losses                  269            276          176
                                                                             -------        -------      -------

       Net periodic pension expense                                          $ 1,559        $ 1,385     $    856
                                                                             -------        -------      -------
                                                                             -------        -------      -------

       The following assumptions were used in the determination of net periodic pension expense:

                                                                                  Year ended October 31,
                                                                            -------------------------------------
                                                                              1998            1997            1996
                                                                              -----           -----           -----
       Discount rates                                                         7.50%           7.75%           7.50%
       Rate of increase in compensation levels                                3.00%           3.00%           3.00%
       Expected long-term rate of return on assets                            9.00%           9.00%           9.00%

       The following table sets forth the funded status of the Company's defined benefit plan:

                                                                                                   October 31,
                                                                                             -----------------------
                                                                                                1998         1997
                                                                                             ---------     ---------
       Actuarial present value of benefit obligations:
           Vested benefit obligation                                                         $(54,641)     $(43,417)
           Non-vested obligation                                                               (3,776)       (2,758)
                                                                                             ---------     ---------

       Accumulated benefit obligation                                                        $(58,417)     $(46,175)
                                                                                             ---------     ---------
                                                                                             ---------     ---------

       Projected benefit obligation                                                           (63,998)      (51,748)
       Less plan assets at fair value, primarily investments
           in common stock and corporate bonds                                                 52,722        51,359
                                                                                             ---------     ---------

       Projected benefit obligation in excess of plan assets                                  (11,276)         (389)
       Unrecognized net loss                                                                   15,528         6,457
                                                                                             ---------     ---------

       Net pension asset                                                                    $   4,252       $ 6,068
                                                                                             ---------     ---------
                                                                                             ---------     ---------

       The weighted average discount rate used in determining the projected benefit obligation was 6.75% and 7.50% as of October 31, 1998 and 1997, respectively. The unrecognized net loss is amortized over the average remaining service period of employees expected to receive benefits under the plan.

       The Company has also adopted a supplemental defined benefit plan, The Supplemental Employee Retirement Plan (SERP), effective November 1, 1996. The SERP provides benefits to those participants of the defined benefit plan whose benefits under the plan are limited by Sections 401(a)(17) or 415 of the Internal Revenue Code.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       Benefits under the SERP represent the amount by which the benefits under the defined benefit plan, if such benefits were not limited, exceed those benefits the participants are entitled to receive. The SERP is unfunded. The Company recorded pension expense with respect to the SERP plan of $243 and $259 for the years ended October 31, 1998 and 1997, respectively, which is included in the previous disclosures of net periodic pension expense.

       The amounts recognized in the statements of financial position as of October 31, 1998 and 1997 include prepaid benefit costs of $4,751 and $6,067, an intangible asset relating to the SERP plan of $843 and $624 and an accrued benefit liability of $1,342 and $883, respectively.

           POSTRETIREMENT BENEFIT PLANS

       The Company sponsors three postretirement medical plans for its U.S. and expatriate employees. Two of these plans are self-insured plans. The plans generally cover medical expenses subject to deductibles, copayments and limits on specified coverage. For persons retired on or before January 1, 1992, the retiree's contribution to the cost of these plans varies primarily based upon the date of retirement and the respective plan. Effective January 1, 1992, the Company's contribution to the cost of coverage of employees retiring after that date has decreased gradually, until, beginning in 1997, retirees pay 100% of the cost of coverage. The Company maintains stop-loss insurance for claims exceeding $200 per person in any calendar year for those plans that are self-insured.

       The postretirement benefit plans are unfunded. The following illustrates the Company's postretirement benefit obligation:

                                                                                                 October 31,
                                                                                            --------------------
                                                                                               1998       1997
                                                                                            --------     -------
       Accumulated postretirement benefit obligation:
           Retirees                                                                         $ 10,447    $ 10,169
           Fully eligible active participants                                                    191         135
           Other actives                                                                         296         248
                                                                                            --------     -------
                                                                                              10,934      10,552
       Unrecognized net gain                                                                   2,208       2,818
                                                                                            --------     -------
       Postretirement benefit obligation                                                    $ 13,142    $ 13,370
                                                                                            --------     -------
                                                                                            --------     -------

       Net periodic postretirement benefit cost includes the following components:

                                                                                     Year Ended October 31,
                                                                              ----------------------------------
                                                                                1998          1997          1996
                                                                              -------        ------       -------
       Service cost                                                           $   41         $   34       $   23
       Interest cost                                                             754            789          886
       Amortization of gains                                                     (91)          (104)         (23)
                                                                               ------         ------       ------

       Net periodic postretirement benefit cost                                $ 704          $ 719        $ 886
                                                                               ------         ------       ------
                                                                               ------         ------       ------

       The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plans was 8% for fiscal 1998, and is assumed to decrease gradually to 5% by the year 2001, and remain at that level thereafter. A one percentage point increase in each year would increase the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by $678 and $49, respectively.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75% and 7.50% at October 31, 1998 and 1997, respectively.

           DEFINED CONTRIBUTION PLANS AND PROFIT SHARING PROGRAM

       The Company sponsors a 401(k) plan that covers substantially all U.S. and expatriate employees. Participants can contribute up to 15% of compensation on a before-tax basis. The Company matches 25% of the first 6% of a participant's before-tax contribution. The Company's expense representing its matching contribution was $495, $499 and $360 for the years ended October 31, 1998, 1997 and 1996, respectively. Plan assets consist primarily of investments in common stock and debt securities.

       On February 28, 1995, the Company adopted a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income before income tax expense, plus any extraordinary items, excluding the related tax effect. At management's discretion, a portion of the distribution may be made in the form of a contribution to the 401(k) plan. The remainder is paid in cash to employees. The Company's expense for the years ended October 31, 1998, 1997 and 1996 was $0, $493 and $3,492, respectively.

       FOREIGN PLANS

       Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,988 for the year ended October 31, 1998.

       In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. The Company's expense relating to workers' profit sharing was $3,672 for the year ended October 31, 1998.

(12)   PREFERRED STOCK (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

       The Company had 2,500 shares of preferred stock with $1,000 par value authorized, issued and outstanding at October 31, 1997. The shares were owned by Renco. The shares were redeemed at the option of the Company on March 12, 1998 at $1,000 per share plus unpaid dividends of $189, or $76 per share.

(13)   BUSINESS AND CREDIT CONCENTRATIONS

       Lead prices fluctuate and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors makes it impossible for the Company to predict lead prices. Fluctuations in the lead price could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

       For the years ended October 31, 1998, 1997 and 1996, approximately 67%, 63% and 67%, respectively, of the Company's domestic revenues from unaffiliated customers were from U.S. battery manufacturers (primarily

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       automotive) or their suppliers. At October 31, 1998 and 1997, the accounts receivable balances related to these U.S. battery manufacturers were $40,547 and $35,162, respectively.

       For the years ended October 31, 1997 and 1996, the Company relied on one customer, Johnson Controls, Inc., a battery manufacturer, for approximately 12% and 14% of its revenue, respectively. The related accounts receivable balance was $6,501 at October 31, 1997. An additional 10% of revenues were attributed to East Penn Manufacturing Co., Inc., a battery manufacturer, for the year ended October 31, 1996, and Big River Zinc Corporation for the year ended October 31, 1997. No single customer accounted for greater than 10% of revenues for the year ended October 31, 1998.

(14)   SEGMENT INFORMATION

       The Company operates in one industry segment for financial reporting purposes.

       Information about the Company's operations in different geographic areas is as follows for the year ended October 31, 1998:

                                                               United                         Elimi-        Consoli-
                                                               States          Peru           nations         dated
                                                              ---------     ---------       ----------      ---------
       Sales to unaffiliated customers                        $ 261,601     $ 454,980       $      -        $ 716,581
       Transfers between geographic areas                        16,089         3,311         (19,400)           -
                                                              ---------     ---------       ----------      ---------
                         Total revenues                       $ 277,690     $ 458,291       $ (19,400)      $ 716,581
                                                              ---------     ---------       ----------      ---------
                                                              ---------     ---------       ----------      ---------

       Income from operations                                 $   7,315     $  46,191       $    (115)      $  53,391
                                                              ---------     ---------       ----------      ---------
                                                              ---------     ---------       ----------      ---------

       Identifiable assets at October 31, 1998                $ 424,723     $ 251,363       $ (12,447)      $ 663,639
                                                              ---------     ---------       ----------      ---------
                                                              ---------     ---------       ----------      ---------

       Sales to unaffiliated customers and income from operations from Peru were $2,571 and $359, respectively, for the year ended October 31, 1997. Identifiable assets in Peru were $171,000 at October 31, 1997. There were no transfers between geographic areas for the year ended October 31, 1997.

       Transfers between geographic areas include sales of metal and revenue recognized for agency and management services provided to Peruvian subsidiaries. These transfers are recorded based on metal sales contracts, which are negotiated on an arms-length basis, and established fees under agency and services contracts. Operating profit is total revenue less operating expenses. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area, and exclude investments in subsidiaries.

(15)   COMMITMENTS AND CONTINGENCIES

           INVESTMENT COMMITMENT

       According to the Contract described in Note 2, Doe Run Peru is obligated to invest $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations in Peru, as discussed in Note 16. In the event Doe Run Peru has not fulfilled its obligations under the Contract, it will be obligated to pay in 2002 a penalty to Centromin Peru S.A. equal to 30% of any shortfall. Management plans to fund its commitments through future operating cash flows.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


           TOLLING

       The Company has entered into a tolling arrangement with a major battery manufacturer whereby the manufacturer will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The agreement, which expires in September 2001, covers approximately 8% of the Company's anticipated domestic lead metal production.

           SALES

       The Company has commitments to sell approximately 65%,75%, 65% and 73% of its anticipated 1999 lead, copper, zinc and silver metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the London Metal Exchange prices at the time of shipment, plus a premium.

           HEDGING

       The fair market value of the Company's hedging positions at October 31, 1998 and 1997, is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

       The Company's open hedging positions at October 31, 1998 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                              FAIR MARKET
      METAL       QUANTITY                         PRICE RANGE                   VALUE                  PERIOD
      -----       --------                         -----------                -----------               ------
    Lead        (28,605) tons              $0.2200/lb. to $0.2971/lb.      $  (1,475,279)        Nov. 98 to Sept. 99
    Copper        1,185  tons              $0.7189/lb. to $0.7607/lb.      $      30,110         Nov. 98 to Feb. 99
    Silver      260,000  oz                $4.97/oz. to $5.13/oz.          $        (200)        Nov. 98

           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                              FAIR MARKET
      METAL       QUANTITY                         PRICE RANGE                   VALUE                  PERIOD
      -----       --------                         -----------                -----------               ------
    Copper       3,583 tons                 $0.7484/lb. to $0.8391/lb.         $  (11,058)        Nov. 98 to Dec. 98
    Lead         2,370  tons                $0.2313/lb. to $0.2812/lb.         $  (46,805)        Nov. 98 to June 99
    Zinc         1,653  tons                $0.4535/lb. to $0.4990/lb.         $  (11,250)        Nov. 98 to Dec. 98
    Silver     325,000  oz                  $5.00/oz. To $6.00/oz.             $ (120,017)        Nov. 98 to June 99
    Gold         1,500  oz                  $300.00/oz.                        $      -           Dec. 98

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

           SOLD (PURCHASED) PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                              FAIR MARKET
      METAL       QUANTITY                         PRICE RANGE                   VALUE                  PERIOD
      -----       --------                         -----------                -----------               ------
    Silver      370,000  oz                $4.50/oz. To $5.25/oz.              $(128,000)        Nov. 98 to June 99
    Zinc        2,480  tons                $0.4400/lb. to $0.4536/lb.          $(117,274)        Nov. 98 to Dec. 98
    Lead       (5,512) tons                $0.2268/lb.                         $ 155,360         Feb. 99 to June 99

       The Company's open hedging positions at October 31, 1997 were (numbers not in thousands):

           FUTURES SALES CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                              FAIR MARKET
      METAL       QUANTITY                         PRICE RANGE                   VALUE                  PERIOD
      -----       --------                         -----------                -----------               ------
     Lead        5,594 tons                 $0.2716/lb. To $0.3243/lb.          $253,391           Nov. 97 to Dec. 98
     Copper      1,213 tons                 $0.9525/lb. To $1.0097/lb.          $142,174           Nov. 97 to Feb. 98
     Zinc        2,535 tons                 $0.6001/lb. To $0.6652/lb.          $210,744           Nov. 97 to May 98

       The Company is exposed to risk from market price fluctuations to the extent it cannot meet anticipated sales.

       The Company does not obtain collateral or other security to support hedge instruments subject to credit risk, but assesses the reliability and reputation of its counterparties before contracts are established.

           LETTERS OF CREDIT

       At October 31, 1998, the Company had issued irrevocable standby letters of credit totaling $4,868 in connection with the Company's insurance and bonding activities. The Company also had outstanding standby letters of credit and customs bonds of $1,161 and $9,308, respectively, relating to concentrate and other purchases and a custom bond of $4,485 as collateral for the deferred purchase price obligation discussed in Note 8.

           EMPLOYMENT AGREEMENTS

       The Company has employment agreements with a number of its senior executives through October 31, 1999.

           ADDITIONAL PAYMENTS RELATED TO ACQUISITIONS

       Pursuant to an Asset Purchase Agreement (the Purchase Agreement), additional consideration may be due to the former owners of Seafab Metals Company, one of the Company's subsidiaries, if certain earnings levels are met for the five-year period beginning November 1, 1996. Payments made in fiscal 1998 and 1997 totaled $181.

(16)   ENVIRONMENTAL AND LITIGATION MATTERS

       ENVIRONMENTAL

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       The Company has recorded a liability of $35,896 as of October 31, 1998, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

           DOMESTIC OPERATIONS

       The Company is subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, solid and hazardous waste treatment, and storage, disposal and remediation of releases of hazardous materials. In common with much of the mining industry, The Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. The Company has made and intends to continue making the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations may become more stringent in the future which could increase costs of compliance.

       Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended
       (RCRA). The Company has accrued approximately $1,200 related to the Herculaneum smelter's operations, primarily for closure obligations. If the slag or other wastes at the smelter were to be regulated as hazardous waste, the Company may be required to take corrective action under RCRA at the smelter, as well as to adopt stricter management practices for these wastes.

       The Company is working with regulators at the Herculaneum smelter to develop a new three-year compliance plan to meet the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan will take effect after fiscal 1998 to implement control measures identified in the plan. The Company expects to make capital expenditures for control measures totaling approximately $2,900 for fiscal 1999 while the plan is developed and anticipates additional future cash requirements of $3,000 during the three-year compliance period.

       The Company has received notice that it is a potentially responsible party (PRP) subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the following sites: four sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site and the National site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are four additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of The Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of October 31, 1998 of $15,900 for these sites, including the four additional sites in St. Francois County, which The Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of The Company.

       The Company signed a voluntary Administrative Order of Consent (AOC) in 1994 with the EPA to remediate the Big River Mine Tailings site. In February 1997, The Company signed an AOC to perform an Engineering Evaluation/Cost Analysis (EE/CA) on the Bonne Terre site. In March 1998, an AOC was signed to perform on EE/CA on the National site. In addition to remediating the mine waste areas at these sites, The Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RIFS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RIFS is being conducted by a third party and is approximately one-half complete, with completion expected within two years. The Company believes the current reserves assigned to these sites are

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

       adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

       The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the LaMotte Site. A predecessor of the Company was a former operator of the site. The EPA has not decided whether any action will be taken, but held a meeting with the Company and two other PRPs at the site on June 17, 1998 to discuss possible future response actions. The EPA has requested that the Company participate in a remedial investigation at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. At this time, based on this preliminary meeting and an inspection of the site, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition and liquidity of the Company.

       The Company's recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserves as of October 31, 1998 of approximately $1,800 for future corrective actions and $2,600 for closure costs for the permitted storage area.

       The Company's domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. It is expected that stricter discharge limits than previously in effect will be included in permits now subject to renewal. As a result, there will be additional treatment facilities required, with anticipated total capital expenditures of $4,000 over the next five years to meet applicable permit requirements. There will be no appreciable increase in operating costs.

       The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. The Company has begun certain closure requirements ahead of closure and will accrue for the cost of ultimate closure at a rate of approximately $450 per year. The Company's mine closure reserves were approximately $7,200 as of October 31, 1998.

           FOREIGN OPERATIONS

       Doe Run Peru has submitted to and received approval from the Peruvian government for the Programa de Adecuacion y Manejo Ambiental (Environmental Adjustment and Management Program) (the PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations, and five years for any other type of mining or metallurgical operation). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements.

       Doe Run Peru has committed under its PAMA to implement the following projects over the next nine years: (i) new sulfuric acid plants; (ii) elimination of fugitive gases from the coke plant; (iii) use of oxygenated gases in the anodic residue plant; (iv) water treatment plant for the copper refinery; (v) a recirculation system for cooling waters at the smelter; (vi) management and disposal of acidic solutions at the silver refinery; (vii) industrial waste water treatment plant for the smelter and refinery; (viii) containment dam for the lead muds near the zileret plant; (ix) granulation process water at the lead smelter; (x) anode washing system at the zinc refinery; (xi) management

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)


       and disposal of lead and copper slag wastes; and (xii) domestic waste water treatment and domestic waste disposal. Annual spending on a calendar year basis approved in the PAMA is as follows:

                                                          Estimated
       YEAR                                                 Costs
       ----                                               ---------
       1999                                               $  5,050
       2000                                                 11,265
       2001                                                 13,800
       2002                                                 14,300
       2003                                                 13,180
       2004                                                 30,055
       2005                                                 34,790
       2006                                                 42,040
                                                          ---------
                                                          $164,480
                                                          ---------
                                                          ---------

       The current estimate for the environmental projects under the PAMA and additional related process changes for Doe Run Peru is approximately $195,000.

       Doe Run Peru's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Doe Run Peru has advised the MEM that it intends to seek changes in certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the Subscription Agreement, Centromin agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

       According to the Contract, the Company has the option to continue the use of Doe Run Peru's existing zinc ferrite disposal site for three years, after which it can take ownership of the site or create a new site. If the Company chooses to take ownership of the site, it will be responsible for its closure costs. The Company has accrued for management's estimate of the closure costs, or $7,200. If the Company abandons the ferrite site, it must pay this amount to Centromin.

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

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (DOLLARS IN THOUSANDS)

          LITIGATION

       The Company is a defendant in several lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be comprised of children who lived in Herculaneum during a period of time when they were six months to six years old, and the remedy sought is medical monitoring for the class. The second class action similarly is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the purported size of the class is every home in Herculaneum, Missouri. The other two cases are personal injury actions by fourteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

       Preliminary investigation and research by the Company indicates property values in Herculaneum are consistent with those of surrounding communities and have not been affected by the smelter. Finally, based on rules for class certification, the Company believes class certification is not appropriate. However, because the cases are in discovery, the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company.

(17)   SUBSEQUENT EVENT (UNAUDITED)

       On January 15, 1999, Renco filed an election, with the consent of shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary
       (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries. As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes will be recorded as income tax benefit or expense as of the effective date of the change.

(18)   GUARANTOR SUBSIDIARIES

       The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI), Doe Run Cayman and its wholly-owned subsidiary, Doe Run Mining, and Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Notes. Each of the Guarantor Subsidiaries is a wholly owned direct or indirect subsidiary of the Company, except Doe Run Peru which is over 99.97% indirectly owned by the Company, with the remainder of a de minimis number of shares owned by employees of Centromin pursuant to Peruvian law. Separate financial statements of Doe Run Peru have been presented to fulfill the disclosure requirement for guarantor subsidiaries that are not wholly-owned. FPI was incorporated in August 1996, and its operations were not material to the results of operations of the Company for the year ended October 31, 1996. The results of operations of Doe Run Peru for the eight-day period from October 24 to October 31, 1997 were not material to results of operations of the Company for the year ended October 31, 1997.

                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                             AS OF OCTOBER 31, 1998
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Doe Run
                                                       The Company               Cayman
                                                        Excluding               and Wholly
                                                        Guarantor                -Owned        Doe Run                      The
                                                      Subsidiaries      FPI     Subsidiary    Peru S.R.L.  Eliminations    Company
                                                      ------------  ---------   -----------   -----------  ------------   ---------
                                ASSETS
Current assets:
     Cash                                               $    --      $  --       $     89     $   4,557    $    --       $   4,646
     Trade accounts receivable, net of allowance
          for doubtful accounts                           51,387       5,127         4,374       30,935       (5,485)       86,338
     Inventories                                          39,545       1,735         6,506       77,335          531       125,652
     Prepaid expenses and other current assets             6,966         134         3,366       21,923       (2,083)       30,306
     Due from subsidiaries                                20,434        --          10,388           85      (30,907)         --
     Due from parent                                        --          --            --        147,144     (147,144)         --
                                                       ---------   ---------     ---------    ---------    ----------    ---------
          Total current assets                           118,332       6,996        24,723      281,979     (185,088)      246,942
Property, plant and equipment, net                       151,255       8,818         3,634      101,576         --         265,283
Special term deposit                                     125,000        --            --           --           --         125,000
Net deferred tax assets                                    8,015        --            --           --           --           8,015
Other noncurrent assets, net                              17,274         391           286          448         --          18,399
Investment in subsidiaries                                20,776        --         281,174         --       (301,950)         --
                                                       ---------    ---------    ---------    ---------    ----------    ---------
          Total assets                                 $ 440,652    $ 16,205     $ 309,817    $ 384,003    $(487,038)    $ 663,639
                                                       =========    =========    =========    =========    ==========    =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities of
       long-term debt                                   $    895    $   --       $   1,123    $    --      $    --       $   2,018
     Accounts payable                                     21,120       2,937         4,971       30,155       (5,485)       53,698
     Accrued liabilities                                  28,692         366         7,107       16,588       (2,083)       50,670
     Net deferred tax liabilities                          1,815        --            --           --           --           1,815
     Due to subsidiaries                                     --         --         147,144         --       (147,144)         --
     Due to parent                                           --       11,068           811       19,028      (30,907)         --
                                                       ---------    ---------    ---------    ---------    ----------    ---------
          Total current liabilities                       52,522      14,371       161,156       65,771     (185,619)      108,201
Long-term debt, less current maturities                  320,689        --         127,595       28,000         --         476,284
Net deferred tax liabilities                                 --         --               5        2,566         --           2,571
Other noncurrent liabilities                              48,863       1,942           --         7,200         --          58,005
                                                       ---------    ---------    ---------    ---------    ----------    ---------
          Total liabilities                              422,074      16,313       288,756      103,537     (185,619)      645,061
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares
          authorized, issued, and outstanding                --          --           --            --           --            --
     Common stock, $1 par value, 1,000 shares
          authorized, issued, and outstanding                --            1          --            --            (1)          --
     Common stock, $1 par value, 2,005,000 shares
          authorized, issued and outstanding                 --          --          2,005          --        (2,005)          --
     Common stock, one nuevos soles par value,
          648,672,941 shares authorized, issued
          and outstanding                                    --          --           --        247,926     (247,926)          --
     Additional paid in capital                            5,000         935          --           --           (935)        5,000
     Retained earnings                                    13,578      (1,044)       19,056       32,540      (50,552)       13,578
                                                       ---------    ---------    ---------    ---------    ----------    ---------
          Total shareholders' equity                      18,578        (108)       21,061      280,466     (301,419)       18,578
                                                       ---------    ---------    ---------    ---------    ----------    ---------
          Total liabilities and shareholders' equity   $ 440,652    $ 16,205     $ 309,817    $ 384,003    $(487,038)    $ 663,639
                                                       =========    =========    =========    =========    ==========    =========

                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                            AS OF OCTOBER 31, 1997
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Doe Run
                                                       The Company               Cayman
                                                        Excluding               and Wholly
                                                        Guarantor                -Owned        Doe Run                       The
                                                      Subsidiaries      FPI     Subsidiary    Peru S.R.L.  Eliminations    Company
                                                      ------------  ---------   -----------   -----------  ------------   ---------
                          ASSETS
Current assets:
     Cash                                              $   1,579    $   --      $   2,351     $  5,013     $    --        $  8,943
     Trade accounts receivable, net of allowance
        for doubtful accounts                             46,016       6,416          --           390           (352)      52,470
     Inventories                                          27,597       2,104          --        59,032            (85)      88,648
     Prepaid expenses and other current assets             2,272         239          183        2,569           --          5,263
     Due from subsidiaries                                29,878         --            78         --          (29,956)         --
     Due from parent                                         --          --           --       125,000       (125,000)         --
     Net deferred tax assets                                 --          --           (91)         160           --             69
                                                       ---------    ---------   ----------    ---------     ----------    --------
        Total current assets                             107,342       8,759        2,521      192,164       (155,393)     155,393
Property, plant and equipment, net                       104,822       3,787         --         97,739           --        206,348
Net deferred tax assets                                    7,481        --           --           --             --          7,481
Other noncurrent assets, net                              11,260         335        3,623         --             --         15,218
Investment in subsidiaries                                 3,915        --        247,817         --         (251,732)         --
                                                       ---------    ---------   ----------    ---------     ----------    --------
        Total assets                                   $ 234,820    $ 12,881    $ 253,961     $289,903      $(407,125)    $384,440
                                                       =========    =========   ==========    =========     ==========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt               $  8,345    $    --     $   4,000     $   --             --         12,345
     Accounts payable                                     15,583       2,704         --         23,151           (352)      41,086
     Accrued liabilities                                  18,510         383          625        9,375           --         28,893
     Net deferred tax liabilities                          7,481         --           --           --             --         7,481
     Due to subsidiaries                                    --           --       125,000          --        (125,000)        --
     Due to parent                                          --           --        23,607        1,214        (24,821)        --
                                                       ---------    ---------   ----------    ---------     ----------    --------
        Total current liabilities                         49,919       3,087      153,232       33,740       (150,173)      89,805
Long-term debt, less current maturities                  123,395         --        99,000         --             --        222,395
Due to parent                                               --         5,135         --           --           (5,135)         --
Other noncurrent liabilities                              47,332       2,388         --          8,346           --         58,066
                                                       ---------    --------    ----------    ---------     ----------    --------
        Total liabilities                                220,646      10,610      252,232       42,086       (155,308)     370,266
Shareholders' equity:
     Preferred stock,$1,000 par value, 2,500 shares
      authorized, issued and outstanding;
      liquidation and redemption value of
       $2,618 on October 31, 1997                          2,500         --          --           --            --          2,500
     Common stock, $.10 par value, 1,000 shares
         authorized, issued, and outstanding                 --          --          --           --            --            --
     Common stock, $1 par value, 1,000 shares
         authorized, issued, and outstanding                 --            1         --           --               (1)        --
     Common stock, $1 par value, 2,005,000 shares
         authorized, issued and outstanding                  --          --         2,005          --          (2,005)        --
     Common stock, one nuevos soles par value,
        648,672,941 shares authorized, issued and
         outstanding                                         --          --          --        247,926       (247,926)        --
     Additional paid in capital                            5,000         935         --            --            (935)       5,000
     Retained earnings                                     6,674       1,335         (276)        (109)          (950)       6,674
                                                       ---------    --------    ----------    ---------     ----------    --------
        Total shareholders' equity                        14,174       2,271        1,729      247,817       (251,817)      14,174
                                                       ---------    --------    ----------    ---------     ----------    --------
        Total liabilities and shareholders' equit      $ 234,820    $ 12,881    $ 253,961     $289,903      $(407,125)    $384,440
                                                       =========    ========    ==========    =========     ==========    ========

                                           CONSOLIDATING STATEMENT OF OPERATIONS
                                               YEAR ENDED OCTOBER 31, 1998
                                                  (DOLLARS IN THOUSANDS)

                                                                                 Doe Run
                                                       The Company               Cayman
                                                        Excluding               and Wholly
                                                        Guarantor                -Owned        Doe Run                       The
                                                      Subsidiaries      FPI     Subsidiary    Peru S.R.L.  Eliminations    Company
                                                      ------------  ---------   -----------   -----------  ------------   ---------
Net sales                                               $261,454     $ 17,462    $ 11,006      $ 458,291     $(31,632)    $ 716,581

Costs and expenses:
     Cost of sales                                       215,885       16,530       3,645        371,589       (8,127)      599,522
     Depletion, depreciation and amortization             16,621        1,105          63          6,751          --          24,540
     Selling, general and administrative                  15,874        1,297       6,217         35,549      (24,121)       34,816
     Exploration                                           4,312         --          --             --            --           4,312
                                                        ---------    ---------   --------      ---------     ---------    ----------
        Total costs and expenses                         252,692       18,932       9,925        413,889      (32,248)      663,190
                                                        ---------    ---------   --------      ---------     ---------    ----------

        Income (loss) from operations                      8,762       (1,470)      1,081         44,402          616        53,391

Other income (expense):
     Interest expense                                    (26,730)        (798)    (13,175)          (754)         798       (40,659)
     Interest income                                       9,775         --           151            458         (798)        9,586
     Other, net                                             (846)         (93)        363          1,137          --             561
     Equity in earnings of subsidiaries                   16,861         --        33,357           --        (50,218)        --
                                                        ---------    ---------   --------      ---------     ---------    ----------
                                                            (940)        (891)     20,696            841      (50,218)      (30,512)
                                                        ---------    ---------   --------      ---------     ---------    ----------
        Income (loss) before income tax
               and extraordinary item                      7,822       (2,361)     21,777         45,243      (49,602)       22,879
     Income tax expense (benefit)                         (1,290)          18          76         12,594         --          11,398
                                                        ---------    ---------   --------      ---------     ---------    ----------

        Income (loss) before extraordinary item            9,112       (2,379)     21,701         32,649      (49,602)       11,481
        Extraordinary item                                (2,019)        --        (2,369)          --           --          (4,388)
                                                        ---------    ---------   --------      ---------     ---------    ----------

        Net income (loss)                               $  7,093     $ (2,379)   $ 19,332      $  32,649     $(49,602)    $   7,093
                                                        =========    ==========  ==========     =========    =========    ==========

                                          CONSOLIDATING STATEMENT OF OPERATIONS
                                              YEAR ENDED OCTOBER 31, 1997
                                                 (DOLLARS IN THOUSANDS)

                                                                                 Doe Run
                                                       The Company               Cayman
                                                        Excluding               and Wholly
                                                        Guarantor                -Owned                          The
                                                      Subsidiaries      FPI     Subsidiary     Eliminations    Company
                                                      ------------  ---------   -----------    ------------   ---------

Net sales                                             $ 257,243     $ 23,338     $  2,571      $ (2,685)      $280,467
Costs and expenses:
     Cost of sales                                      214,742       20,194        2,027        (2,612)       234,351
     Depletion, depreciation and amortization            14,091          476          151          --           14,718
     Selling, general and administrative                 10,005          920           34          --           10,959
     Exploration                                          2,705         --           --            --            2,705
                                                      ----------    ---------    ---------     ---------      --------
        Total costs and expenses                        241,543       21,590        2,212        (2,612)       262,733
                                                      ----------    ---------    ---------     ---------      --------

        Income (loss) from operations                    15,700        1,748          359           (73)        17,734

Other income (expense):
     Interest expense                                   (13,038)        (445)        (257)         --          (13,740)
     Interest income                                         21         --           --            --               21
     Other, net                                             127         (136)         (28)         --              (37)
     Equity in earnings of subsidiaries                     887         --           --            (887)          --
                                                      ----------    ---------    ---------     ---------      ---------
                                                        (12,003)        (581)        (285)         (887)       (13,756)
                                                      ----------    ---------    ---------     ---------      ---------
        Income (loss) before income tax
               and extraordinary item                     3,697        1,167           74          (960)         3,978
     Income tax expense                                   3,977            4          350          --            4,331
                                                      ----------    ---------    ---------     ---------      --------
        Income (loss) before extraordinary item            (280)       1,163         (276)         (960)          (353)
        Extraordinary item                               (1,062)        --           --            --           (1,062)
                                                      ----------    ---------    ---------     ---------      ---------
        Net income (loss)                             $  (1,342)    $  1,163     $   (276)     $   (960)      $ (1,415)
                                                      ----------    ---------    ---------     ---------      ---------
                                                      ----------    ---------    ---------     ---------      ---------


                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                          YEAR ENDED OCTOBER 31, 1998

                                                                                 Doe Run
                                                       The Company               Cayman
                                                        Excluding               and Wholly
                                                        Guarantor                -Owned        Doe Run                       The
                                                      Subsidiaries      FPI     Subsidiary    Peru S.R.L.  Eliminations    Company
                                                      ------------  ---------   -----------   -----------  ------------   ---------

Net cash provided by (used in) operating activities    $  24,261     $    132    $  23,876    $ (11,808)    $(50,218)     $ (13,757)
Cash flows from investing activities:
       Special term deposit                             (125,000)        --           --           --           --         (125,000)
       Purchases of property, plant and equipment        (10,748)      (6,065)        --        (11,691)        --          (28,504)
       Payment for acquisitions                          (54,640)        --         (3,507)         (42)        --          (58,189)
       Investment in subsidiaries                        (16,861)        --        (33,357)        --         50,218           --
                                                       ----------    ---------   ----------   ----------    ---------     ----------
          Net cash provided by (used in)
             investing activities                       (207,249)      (6,065)     (36,864)     (11,733)      50,218       (211,693)

Cash flows from financing activities:
       Proceeds from revolving loan
          and short-term borrowings, net                  20,842         --         (3,000)      28,000         --           45,842
       Proceeds from long-term debt                      299,713         --        125,000         --           --          424,713
       Payments on long-term debt                       (130,845)        --       (100,000)        --           --         (230,845)
       Payment of deferred financing costs               (15,056)        --           (312)        (500)        --          (15,868)
       Loans from parent/subsidiaries                      9,444        5,933      (10,962)      (4,415)        --             --
       Payment of dividends                                 (189)        --           --           --           --             (189)
       Redemption of preferred stock                      (2,500)        --           --           --           --           (2,500)
                                                       ----------    ---------   ----------   ----------    ---------     ----------
          Net cash provided by financing activities      181,409        5,933       10,726       23,085         --          221,153
                                                       ----------    ---------   ----------   ----------    ---------     ----------
          Net increase (decrease) in cash                 (1,579)        --         (2,262)        (456)        --           (4,297)

Cash at beginning of period                                1,579         --          2,351        5,013         --            8,943
                                                       ----------    ---------   ----------   ----------    ---------     ----------
Cash at end of period                                  $    --       $   --      $      89    $   4,557     $   --        $   4,646
                                                       ----------    ---------   ----------   ----------    ---------     ----------
                                                       ----------    ---------   ----------   ----------    ---------     ----------

                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         YEAR ENDED OCTOBER 31, 1997

                                                                                          Doe Run
                                                                The Company                Cayman
                                                                 Excluding                and Wholly
                                                                 Guarantor                 -Owned                          The
                                                                Subsidiaries      FPI     Subsidiary     Eliminations    Company
                                                                ------------  ---------   -----------    ------------   ---------
Net cash provided by operating activities                        $  12,040    $   1,585   $   4,395      $    --        $  18,020
Cash flows from investing activities:
     Purchases of property, plant and equipment                    (12,414)        (933)       (129)          --          (13,476)
     Payment for acquisitions                                       (5,227)        --      (123,015)          --         (128,242)
     Investment in subsidiary                                       (2,005)        --          --            2,005           --
                                                                 ----------   ----------  ----------     ----------     ----------
           Net cash used in investing activities                   (19,646)        (933)   (123,144)         2,005       (141,718)

Cash flows from financing activities:
     Proceeds from/(payments on) revolving loan and
         short-term borrowings, net                                 (9,399)        --         3,000           --           (6,399)
     Proceeds from long-term debt                                  140,945         --       225,000           --          365,945
     Payments on long-term debt                                    (87,453)        --      (125,000)          --         (212,453)
     Payment of deferred financing costs                            (4,938)        --        (3,635)          --           (8,573)
     Loans from parent/susidiaries                                 (24,091)        (652)     24,743           --             --
     Extraordinary item related to retirement of debt                 (638)        --          --             --             (638)
     Cash received from issuance of stock                             --           --         2,005         (2,005)          --
     Payment of dividends                                           (5,241)        --          --             --           (5,241)
                                                                 ----------   ----------  ----------     ----------     ----------
           Net cash provided by (used in) financing activities       9,185         (652)    126,113         (2,005)       132,641
                                                                 ----------   ----------  ----------     ----------     ----------
           Net increase in cash                                      1,579         --         7,364           --            8,943

Cash at beginning of period                                           --           --          --             --             --
                                                                 ----------   ----------  ----------     ----------     ----------
Cash at end of period                                            $   1,579    $    --     $   7,364      $    --        $   8,943
                                                                 ----------   ----------  ----------     ----------     ----------
                                                                 ----------   ----------  ----------     ----------     ----------

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To the Shareholders of
    Doe Run Peru S.R.L.:



We have audited the accompanying consolidated balance sheets of Doe Run Peru S.R.L. (a Peruvian company) and its subsidiary as of October 31, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended October 31, 1998 and for the period from October 23, 1997 to October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Peru, which are substantially equivalent to those applied in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Doe Run Peru S.R.L. and its subsidiary as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended October 31, 1998 and for the period from October 23, 1997 to October 31, 1997, in conformity with accounting principles generally accepted in the United States of America.




Countersigned by:




- ----------------------
Marco Antonio Zaldivar
C.P.C. Register 12477

Lima, Peru
   November 25, 1998

                               DOE RUN PERU S.R.L.
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF U.S. DOLLARS)


                                                            As of October 31,
                                                      ----------------------------
                                                        1998                 1997
                                                        ----                 ----
                                   A S S E T S
CURRENT ASSETS:
  Cash                                                $   4,557           $   5,013
  Trade accounts receivable                              30,935                 390
  Due from related parties                               22,229                   -
  Inventories                                            77,335              59,032
  Prepaid expenses and other current assets              21,923               2,729
                                                      ---------           ---------
         Total current assets                           156,979              67,164

Property, plant and equipment, net                      101,576              97,739
Deferred financing fees, net                                448                   -
                                                      ---------           ---------
         Total assets                                 $ 259,003           $ 164,903
                                                      ---------           ---------
                                                      ---------           ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                              $  30,155           $  23,151
  Due to related parties                                 19,028               1,214
  Accrued liabilities                                    16,588               9,373
                                                      ---------           ---------
         Total current liabilities                       65,771              33,738

Revolving loans                                          28,000                   -
Deferred income tax                                       2,566                   2
Other long-term liabilities                               7,200               8,346
                                                      ---------           ---------
         Total liabilities                              103,537              42,086
                                                      ---------           ---------
SHAREHOLDERS' EQUITY:
  Capital stock, S/1 par value, 648,672,941 shares      247,926             247,926
    authorized, issued and outstanding
  Due from shareholder                                 (125,000)           (125,000)
  Retained earnings (deficit)                            32,540                (109)
                                                      ---------           ---------
         Total shareholders' equity                     155,466             122,817
                                                      ---------           ---------
         Total liabilities and shareholders' equity   $ 259,003           $ 164,903
                                                      ---------           ---------
                                                      ---------           ---------




           The accompanying notes are an integral part of these consolidated balance sheets.

                               DOE RUN PERU S.R.L.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED OCTOBER 31,1998 AND FOR THE PERIOD
                    FROM OCTOBER 23, 1997 TO OCTOBER 31, 1997
                          (IN THOUSANDS OF U.S. DOLLARS)

                                                          1998          1997
                                                          ----          ----
Net sales                                               $458,291       $2,571
                                                        --------       ------
OPERATING COSTS AND EXPENSES:
  Costs of sales                                         371,589        2,048
  Fees and commissions to related parties                 20,333            -
  Selling, general and administrative expenses            15,216           32
  Depreciation                                             6,751          151
                                                         -------        -----
             Total costs and expenses                    413,889        2,231
                                                         -------        -----

         Income from operations                           44,402          340
                                                         -------        -----
OTHER INCOME (EXPENSE):
  Interest expense                                          (754)           -
  Interest income                                            458            -
  Exchange difference                                       (225)         (28)
  Other, net                                               1,362            -
                                                         -------        -----
                                                             841          (28)
                                                         -------        -----
         Income before income tax                         45,243          312

Income tax                                                12,594          421
                                                         -------        -----
         Net income (loss)                              $ 32,649       $ (109)
                                                        --------       ------
                                                        --------       ------

                      The accompanying notes are an integral part of these consolidated financial statements.

                               DOE RUN PERU S.R.L.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEAR ENDED OCTOBER 31,1998 AND FOR THE PERIOD
                    FROM OCTOBER 23, 1997 TO OCTOBER 31, 1997
                          (IN THOUSANDS OF U.S. DOLLARS)


                                                      Due from      Retained earnings
                                     Capital stock    shareholder       (deficit)
                                     -------------    -----------   -----------------
  Capital contributions                 $247,924       $       -         $    -

  Due from shareholder                         -        (125,000)             -

  Net loss                                     -               -            (109)
                                        --------       ---------         -------
BALANCE AS OF OCTOBER 31, 1997           247,924       $(125,000)        $  (109)

   Net income                                  -            -             32,649
                                        --------       ---------         -------
BALANCE AS OF OCTOBER 31, 1998          $247,924       $(125,000)        $32,540
                                        --------       ---------         -------
                                        --------       ---------         -------


                         The accompanying notes are an integral
                    part of these consolidated financial statements.

                               DOE RUN PERU S.R.L.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEAR ENDED OCTOBER 31,1998 AND FOR THE PERIOD
                    FROM OCTOBER 23, 1997 TO OCTOBER 31, 1997
                         (IN THOUSANDS OF U.S. DOLLARS)



                                                                                    1998                  1997
                                                                                    ----                  ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                $  32,649            $   (109)
   Adjustments  to  reconcile  net income  (loss) to net cash  provided  by operating activities:
    Deferred provision of income tax
      and workers' profit sharing                                                       3,306                   3
    Depreciation                                                                        6,751                 151
        Amortization of deferred financing fees                                            52                   -
   NET CHANGES IN ASSETS AND LIABILITIES:
     Increase in trade accounts receivable                                            (30,545)               (390)
     Increase in inventories                                                          (18,304)             (3,465)
     Increase in prepaid expenses and other
       current assets                                                                 (19,194)             (1,347)
     Increase in trade accounts payable                                                 7,004               5,025
     Increase in due to related parties                                                17,814                   -
     Increase in accrued liabilities                                                    6,473               3,005
     Increase in other long-term liabilities                                                -               1,146
                                                                                     --------             -------
            Net cash provided by operating activities                                   6,006               4,019
                                                                                     --------             -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions of fixed assets                                                          (11,733)               (129)
   Acquisition of net assets of Metaloroya                                                  -            (123,015)
                                                                                     --------             -------
             Net cash used in investing activities                                    (11,733)           (123,144)
                                                                                     --------             -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving loans                                                   28,000                   -
   Increase in due from related parties                                               (22,229)           (123,786)
   Payment of deferred financing fees                                                    (500)                  -
   Capital contributions                                                                    -             247,924
                                                                                     --------             -------
             Net cash provided by financing activities                                  5,271             124,138
                                                                                     --------             -------
 Net increase (decrease) in cash                                                         (456)              5,013

 Cash at beginning of period                                                            5,013                   -
                                                                                     --------             -------
 Cash at end of period                                                               $  4,557            $  5,013
                                                                                     --------             -------
                                                                                     --------             -------

 Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest                                                                        $    754                $  -
                                                                                     --------             -------
                                                                                     --------             -------
     Peruvian income tax                                                             $ 16,951                   -
                                                                                     --------             -------
                                                                                     --------             -------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                         AS OF OCTOBER 31, 1998 AND 1997

1.     NATURE OF BUSINESS

       Doe Run Peru S.R.L. (Doe Run Peru or the Company), is a Peruvian company incorporated on September 8, 1997 and 99.9% owned by Doe Run Mining S.R.L. (Doe Run Mining). See Note 2.

       Doe Run Peru is engaged in the smelting and refining of polymetallic concentrates, mainly copper, lead and zinc, which are sold primarily to customers located outside of Peru as refined metals.


2.     BUSINESS ACQUISITION

       On October 23, 1997, Doe Run Peru acquired substantially all of the outstanding shares of Empresa Metalurgica La Oroya S.A. (Metaloroya), a Peruvian corporation which was formed for purposes of consummating the sale of certain assets and liabilities of La Oroya, a division of Centromin Peru S.A. (Centromin), an entity owned by the Peruvian government.

       The acquisition was made through a Contract of Stock Transfer, Capital Increase and Stock Subscription (the Metaloroya Contract), which required a capital increase in Metaloroya of US$126.5 million in exchange for 51% of the shares and a payment of US$121.4 million for the transfer of the remaining 49%. The acquisition has been accounted for as a purchase and the effective purchase price of US$123 million, including transaction costs of approximately US$2.5 million, has been allocated to the fair value of the assets acquired and liabilities assumed. Because of the bargain purchase inherent in the acquisition, the excess of the fair value of the net assets acquired over the purchase price of approximately US$157 million has been mainly used to reduce the value of the fixed assets acquired.

       On November 3, 1997, in the Extraordinary Shareholders' Meeting of Doe Run Peru and Metaloroya the merger of Metaloroya into Doe Run Peru, the surviving company, was approved. The merger was effective on December 30, 1997.


 3.    BASIS OF PRESENTATION

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP).

       Unless otherwise indicated, all amounts in the financial statements and in these notes are presented in thousands of U.S. dollars (US$).

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiary, Doe Run Air S.A.C., after eliminating intercompany balances and transactions, including gains and losses resulting from such transactions. The minority interest is not significant.

       Doe Run Peru had no operations prior to the acquisition of Metaloroya. Accordingly, the accompanying 1997 consolidated statements of operations and cash flows reflect the results of operations for the period from October 23, 1997 to October 31, 1997.


 4.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       INVENTORIES

       Inventories are stated at the lower of cost or net realizable value. Effective November 1, 1997, the cost of refined metals and concentrates for sale, as well as metals and concentrates in process are determined under the last-in, first-out method (LIFO). For the period from October 23, 1997 to October 31, 1997, the Company used the FIFO method. The pro forma effect of the retroactive application of LIFO is not material, considering that the Company started operations on October 23, 1997. The effect of the change in 1998 was to increase net income by US$2,160. Inventory costs include concentrates purchased, labor, depreciation and other production costs. Materials, supplies and spare parts are principally stated at average cost.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost. Depreciation is calculated on a straight-line basis at the rates indicated in Note 9. Material improvements and renewals are capitalized.

       Routine or unanticipated repair and maintenance expenditures, which do not extend the useful life or increase the productive capacity of the asset, are charged to operations as incurred. Major expenditures required to maintain the originally anticipated productive capacity and life of the assets, for which both the amount and timing can be reasonably estimated, are deferred and charged to operations over the period through the next anticipated maintenance date.

       DEFERRED FINANCING FEES

       Deferred financing fees represent fees paid in conjunction with the acquisition of revolving loans and are amortized using the interest method over the term of the respective line of credit.

       REVENUE RECOGNITION

       Sales are recorded when title passes to the customer, which typically occurs at the time of shipment. Sales are recorded based on estimated weights, assays and prices using applicable customer agreements and hedge contracts. All such sales are adjusted when final weights, assays and prices are determined. Adjustments to provisional billings are made in the period during which additional information becomes available.

       INCOME TAX

       Under Statement of Financial Accounting Standard N(0)109, "Accounting for Income Taxes" (SFAS 109), which designates the liability method as the required accounting method for taxes under U.S. GAAP, the Company recognizes the tax effect of the temporary differences between the financial reporting basis of assets and liabilities and the related tax basis.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.     REMEASUREMENT INTO U.S. DOLLARS

       The accounting records of Doe Run Peru and its subsidiary, which are kept in Peruvian nuevos soles, have been re-measured into U.S. dollars, their functional currency, following the methodology established by SFAS 52:

       (a) Non-monetary accounts have been re-measured at historical exchange rates.

       (b) Monetary accounts in Peruvian currency have been re-measured at free market average exchange rates in effect at October 31, 1998, which are S/3.060 per each US$1 for assets and S/3.072 per each US$1 for liabilities as per Superintendency of Banks and Insurances. The exchange rates in effect at October 31, 1997 were S/2.698 for assets and S/2.714 for liabilities.

       (c) Income and expenses have been re-measured at the average monthly exchange rates. Cost of sales was determined from its components once re-measured. The net effect of foreign exchange difference has been reflected in the accompanying statement of income.

6.     FOREIGN CURRENCY TRANSACTION AND EXCHANGE RISK EXPOSURE

       Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates.

       As of October 31,1998 and 1997, the assets and liabilities denominated in Peruvian nuevos soles are as follows (in thousands):


                                                    1998            1997
                                                    ----             ----
        Assets:
          Cash                                     S/   369         S/  -
          Prepaid expenses and other current
            Assets                                   58,584         7,396
                                                    -------         -----
                                                     58,953         7,396
                                                    -------         -----
        Liabilities:
          Accrued liabilities                        48,495         6,229
                                                    -------         -----
                                                     48,495         6,229
                                                    -------         -----
                 Net position                      S/10,458       S/1,167
                                                    -------         -----
                                                    -------         -----


       The net effects of exchange differences applicable to the net asset positions denominated in Peruvian Nuevos Soles were losses of US$225 and US$28 for the year ended October 31, 1998 and for the period from October 23, 1997 to October 31, 1997, respectively, which have been reflected in the accompanying consolidated statements of operations.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7.     INVENTORIES

       Inventories consist of the following as of October 31, 1998 and 1997:



                                                                 1998                 1997
                                                                 ----                 ----
         Refined metals and concentrates for sale             $ 3,857              $ 5,324
         Metals and concentrates in process                    54,534               43,188
         Materials, supplies and spare parts                   18,944               10,520
                                                              -------               ------
                                                              $77,335              $59,032
                                                              -------               ------
                                                              -------               ------


       Management believes that there is no need to provide a reserve for obsolescence for materials, supplies and spare parts as of October 31, 1998. As part of the acquisition described in Note 2, Centromin did not transfer to the Company obsolete materials as of October 23, 1997.

8.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

       Prepaid expenses and other current assets consist of the following as of October 31, 1998 and 1997:


                                                    1998                  1997
                                                    ----                  ----
         Credit on Peruvian value added tax        $10,323               $  385
         Prepaid Peruvian income tax                 6,896                    -
         Other                                       4,704                2,344
                                                   -------               ------
                                                   $21,923               $2,729
                                                   -------               ------
                                                   -------               ------


       The Company may recover the value added tax (VAT) related to exports. The VAT paid on purchases can be offset against the VAT resulting from local sales, Peruvian income tax and other taxes collected by the Peruvian Public Treasury. In addition, the Company may apply for a refund in the form of cash or negotiable credit notes from the tax authorities.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.     PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment consists of the following as of October 31, 1998 and 1997:


                                                     Annual
                                                  Depreciation
                                                      Rate                 1998                1997
                                               -------------------         ----                ----
         Costs-
           Land                                              -              $ 5,866            $ 5,866
           Buildings and improvements               5% and 10%               16,619             16,619
           Machinery and equipment                       6.67%               73,722             70,388
           Transportation units                         33.33%                2,016              1,955
           Other equipment                                 10%                6,311              2,933
           Construction in progress                          -                3,943                129
                                                                           --------             ------
                                                                            108,477             97,890
         Less - Accumulated depreciation                                    (6,901)               (151)
                                                                           --------             ------
                                                                          $101,576             $97,739
                                                                           --------             ------
                                                                           --------             ------


10.    REVOLVING LOAN

       Doe Run Peru entered into a revolving credit facility, dated June 11, 1998 (the Doe Run Peru Revolving Credit Facility), with a Peruvian bank. Under the terms of this facility, Doe Run Peru may borrow up to US$40 million. Availability under the facility is limited to a percentage of eligible accounts receivable and inventory. Actual availability at October 31, 1998, after deducting the outstanding revolving loan of US$28 million and letters of credit and customs bonds of US$8.2 million was US$3.8 million. Individual loans under the facility must be US$1 million or more. The Doe Run Peru Revolving Credit Facility has a term of four years.

       Interest is payable at LIBOR (1-month, 3-month or 6-month, depending on the length of the loan) plus 1.5% per annum for the first year of the term of the facility. In the event of nonpayment of any part of the principal or interest owed, Doe Run Peru would pay additional interest of 3% per annum. The average interest rate as of October 31, 1998 was 7.02%.

       The Revolving Credit Facility is guaranteed with first and preferred pledge on inventories (except for materials, supplies and spare parts) and future collections from customers.

       The Doe Run Peru Revolving Credit Facility contains certain covenants that limit indebtedness, capital expenditures, investments and restrict the payment of dividends in case of default. If Doe Run Peru were to fail to comply with these conditions and such noncompliance were not cured within the applicable cure period, such noncompliance would constitute an event of default that could result in the termination of the Revolving Credit Facility and/or the acceleration of all amounts due thereunder. Management believes that the Company is in compliance with the covenants as of October 31, 1998.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.    ACCRUED LIABILITIES

       Accrued liabilities consist of the following as of October 31, 1998 and 1997:



                                                   1998               1997
                                                   ----               ----
         Salaries, wages and fringes            $ 4,841              $3,822
         Workers' profit sharing                  2,762                  35
         Due to power company                     1,895                   -
         Accounts payable to contractors          1,476                   -
         Taxes payable                            1,419               1,777
         Severance indemnities                    1,294               1,238
         Other accrued liabilities                2,901               2,501
                                                -------              ------
                                                $16,588              $9,373
                                                -------              ------
                                                -------              ------


       In accordance with current workers' profit sharing governmental regulations in Peru, the Company's workers have the right to receive eight percent of the taxable income (determined on individual and not consolidated basis), of which 50 percent is distributed among all employees based on the number of days worked by each employee and the remaining amount is distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers.


12.    OTHER LONG-TERM LIABILITIES

       Other long-term liabilities include estimated closure cost of a zinc ferrite site of US$7.2 million, as explained in Note 15.


13.    TAXATION

       (a) Doe Run Peru and its subsidiary are subject to the Peruvian regulations. The statutory income tax rate of 30% is applied on the taxable income of each company and not on the consolidated taxable basis.

       (b) Doe Run Peru is a party to a Tax Stabilization Agreement and a Contract of Guarantees and Measures to Promote Investments with the Peruvian Government as follows:

              TAX STABILIZATION AGREEMENT

              The Tax Stabilization Agreement expires on December 31, 2006. Under this agreement, Doe Run Peru will use tax rules prevailing on November 6, 1997. The benefits are the following:

              - Utilization of the tax rules prevailing on April 25, 1994. In exercise of the regulation permitted in the tenth clause of the Tax Stabilization Agreement, Doe Run Peru adopted the tax rules prevailing on November 6, 1997.

              -      Custom duties will be calculated at rates ranging from 15%
                     to 25%

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

              -      Free commercialization of its products.
              -      No restrictions on the use of proceeds from export sales.

              - Free conversion of foreign currency generated by local sales.

              -      No discrimination in foreign currency transactions.

              CONTRACT OF GUARANTEES AND MEASURES TO PROMOTE INVESTMENTS

              On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments. This agreement is effective beginning in the calendar year ended December 31, 2007, provided that Doe Run Peru complies with the committed investments related to the improvements of the facilities [see note 15(b)]. The benefits are similar to those established in the Tax Stabilization Agreement, except for the fact that Doe Run Peru will use the tax rules prevailing on December 23, 1997.

       (c) The provision for Peruvian income tax is comprised of the following for the year ended on October 31, 1998 and for the period from October 23, 1997 to October 31, 1997:


                                                1998                1997
                                                ----                ----
            Current provision                  $10,030             $419
            Deferred provision                   2,564                2
                                               -------             ----
              Total                            $12,594             $421
                                               -------             ----
                                               -------             ----


            Peruvian income tax expense differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense as a result of the following:



                                                                                   1998              1997
                                                                                   ----              ----
            Income tax expense at statutory rate                                   $13,573            $ 93
            Increase (reduction) in income tax expense
              Resulting from:
                  Depreciation of the tax basis in fixed assets
                      that exceeds the U.S.GAAP book basis                          (5,584)               -
                  Effect of  converting  Peruvian  nuevos  soles  into U.S.
                    dollars                                                          2,877              180
                  Nondeductible expenses                                             1,134              148
                  Other,  net                                                          594                -
                                                                                   -------             ----
                                                                                   $12,594             $421
                                                                                   -------             ----
                                                                                   -------             ----


                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The tax effects of temporary differences that give rise to significant portions of the deferred tax liability, included in the deferred income tax caption of the consolidated balance sheet, are as follows:


                                                                1998          1997
                                                                ----          ----
        Deferred tax liability:
            Property,  plant and equipment                      $2,640         $ 2
            Inventories                                            397
                                                                ------         ---
                                                                 3,037           2
                                                                ------         ---
        Deferred tax asset:
              Accrued liabilities                                 (248)          -
              Deferred  workers' profit sharing                   (223)          -
                                                                  ----         ---
                                                                  (471)          -
                                                                ------         ---
        Deferred tax liability, net                             $2,566         $ 2
                                                                ------         ---
                                                                ------         ---


14.    SHAREHOLDERS' EQUITY

       The capital stock is comprised of 648,678,241 authorized common shares, all of which have been subscribed and paid-in, with a face value of one Peruvian nuevos soles each.

       Under current Peruvian regulations, there are no restrictions on dividend remittance abroad or the repatriation of foreign capital. Dividend distribution is exempt from Peruvian income tax.


15.    COMMITMENTS AND CONTINGENCIES

       INVESTMENT COMMITMENTS

       (a) According to the Contract described in Note 2, Doe Run Peru is obligated to expend US$120 million through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru, as discussed below. In the event that Doe Run Peru has not fulfilled its obligations under the investment commitment by the end of October 23, 2002, it will be obligated to pay in 2002 a penalty to Centromin equal to 30% of any shortfall. As of October 31, 1998, Doe Run Peru has expended approximately US$10.6 million.

       (b) According to the Contract of Guarantees and Measures to Promote Investments mentioned in Note 13(b), Doe Run Peru is obligated to expend US$85.5 million through December 31, 2006 to expand and modernize its facilities, including environmental expenditures. The related investments can be considered as part of the US$120 million investment discussed in the above paragraph. Through October 31, 1998, Doe Run Peru has invested US$4.7 million.

       ENVIRONMENTAL MATTERS

       On October 17, 1997, Doe Run Peru signed with the Peruvian government an Administrative Environmental Stabilization Contract, the purpose of which is to provide environmental stability to resolve the environmental matters included in the Environmental Management and Adequation Program
       (PAMA). Accordingly, future

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       changes in legal rules and maximum permissible levels in the matters covered in the PAMA would not affect Doe Run Peru for the remaining nine years in which the PAMA is in effect.

       Doe Run Peru's management estimates that it will expend US$165.6 million through the year 2006 in order to meet its obligations under the PAMA. Through October 31, 1998, Doe Run Peru had expended approximately US$2.7 million. Management expects that the cost of future investments will be capitalized in future periods and depreciated over periods to be benefited.

       In accordance with the Contract described in Note 2, damages caused to the environment on or prior to October 23, 1997, as well as any future claims originated by those damages are the responsibility of Centromin. These obligations of Centromin have been guaranteed by the Republic of Peru through a Supreme Decree.

       POTENTIAL TAX ASSESSMENTS

       All existing and pending tax contingencies at the time of the acquisition of Metaloroya were retained by Centromin.

       Peruvian income tax returns from October 24, 1997 to the date of this report are pending examination by the tax authorities. If tax assessments were made, any taxes or surcharges that must be paid would be charged to expenses in the years in which they are assessed. In the opinion of the Company's management, there are no matters that should result in significant tax contingencies.

       LITIGATION

       All existing and pending litigation at the time of the acquisition of Metaloroya was retained by Centromin. The Company is from time to time, a party to litigation arising in normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operation of the Company.

       SALES COMMITMENTS AND CONCENTRATION

       Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru's three largest customers accounted for: 9%, 6% and 5%, respectively, of net sales in the year ended October 31, 1998. The percentages in the period from October 23, 1997 to October 31, 1997 were 20%, 19% and 17%. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       HEDGING

       The Company utilizes derivative financial instruments to reduce certain market risks and to protect its Peruvian source income. These markets risk consist of the impact of changes in prices of base and precious metals. The world market prices for the Company's products fluctuate widely and its revenues and expenses are directly related to those prices.

       The Company's derivative activities are limited in volume and confined to risk management activities. The Company does not hold or issue financial instruments for trading purposes.

       The Company enters into futures contracts and options to manage well-defined commodity price risks related to its inventories and future production. The fair market value of the Company's hedging positions as of October 31, 1998 is the difference between quoted prices at the respective period-end and the contract settlement value and represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold. The Company's open hedging positions as of October 31, 1998 were (numbers not in thousands):

       Call options contracts


                                                                             Fair market
               Metal          Quantity                Price range               Value             Period
               -----          --------                -----------            -----------          ------
           Copper            3,583 tons      $0.7484/lb to $0.8391/lb            ($11,058)   Nov 98/Dec 98

           Lead                992 tons      $0.2381/lb to $0.2812/lb             ($1,900)   Nov 98/Dec 98

           Zinc              1,102 tons      $0.4535/lb to $0.4990/lb             ($2,000)   Dec 98

           Silver           325,000 oz         $5.00/oz to $6.00/oz             ($120,017)   Nov 98/Jun 99

           Gold               1,500 oz         $300.0/oz to $300.0/oz                -       Dec 98

         Put options contracts



                                                                             Fair market
               Metal          Quantity                Price range               Value             Period
               -----          --------                -----------            -----------          ------
           Silver           370,000 Oz       $4.50/oz to $5.25/oz               ($128,000)  Nov 98/Jun 99
           Zinc             2,480 tons       $0.4400/lb to $0.4536/lb           ($117,274)  Nov 98/Dec 98

         Forward contracts


                                                                             Fair market
               Metal          Quantity                Price range               Value             Period
               -----          --------                -----------            -----------          ------
           Silver          260,000 Oz        $4.97/oz to $5.13/oz                ($200)           Nov 98


       ZINC FERRITE DISPOSAL

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

       According to the Contract described in Note 2, the Company has the option to continue to use the existing zinc ferrite disposal site until October 23, 2000, after which it can either take ownership of the site or develop a new site. If the Company decides to take ownership of the site, it will be responsible for its ultimate closure costs which have been estimated at US$7.2 million and recorded as a reserve in the caption other long-term liabilities in the accompanying consolidated balance sheets. If the Company decides to develop a new site, it is required to pay to Centromin the US$7.2 million estimated closure costs.

       PURCHASE OPTION

       In accordance with the contract discussed in Note 2, Centromin granted to Doe Run Peru an option to purchase up to 30% of the shares of Empresa Minera Paragsha S.A. (a lead and zinc mine located in the highlands of Peru) or up to 30% of the shares in Empresa de Electricidad de los Andes S.A. (a Peruvian power company) at fair market value. Currently, the option has not been exercised.



16.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 1998 and 1997, the fair values of the Company's financial instruments, except for the hedge positions described in Note 15, were not materially different from their carrying amounts.


17.    RELATED PARTY TRANSACTIONS

       The Company has signed the following agreements with Doe Run Mining and Doe Run Resources Corporation (Doe Run Resources), indirect parent of Doe Run Mining through its subsidiary Doe Run Cayman Ltd.:

       (a) Effective October 23, 1997, Doe Run Peru entered into a Technical, Managerial and Professional Agreement with Doe Run Resources. Pursuant to this agreement, Doe Run Resources provided to Doe Run Peru professional staffing and equipment for performing technical, managerial and professional services for the period from October 23, 1997 to March 8, 1998. The agreed fee was US$3.8 million.

       (b) On March 9, 1998, Doe Run Peru entered into a Technical, Managerial and Professional Agreement with Doe Run Mining. Pursuant to this agreement, Doe Run Mining provides to Doe Run Peru staffing and equipment for performing technical, managerial and professional services. Doe Run Peru pays 2% of Doe Run Peru's cash operating expenses (excluding the sales agency commissions to Doe Run Resources and Doe Run Mining) and 10% of Doe Run Peru's capital expenditures. The amount expensed for the period from March 9 to October 31, 1998 is US$5.8 million.

       (c) On January 1, 1998, Doe Run Peru entered into a Foreign Sales Agency and Hedging Services Agreement. Pursuant to the terms and conditions included in the agreement, Doe Run Resources agreed to perform marketing and selling of metallurgical products and trading and hedging services for the period from January 1, 1998 to March 8, 1998. The commission was 3% of the foreign sales and amounted to US$1.6 million.

              On March 9, 1998, Doe Run Peru entered into an agreement with conditions similar to the above-described agreement. The amount expensed for the period March 9 to October 31, 1998 was US$6.8 million.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


       (d) On March 9, 1998, Doe Run Peru entered into a Domestic Sales Agency Agreement. Pursuant to the terms and conditions included in the agreement, Doe Run Mining agreed to perform marketing and selling of metallurgical products and trading. The commission is 3% of the domestic sales. The amount expensed for the period March 9 to October 31, 1998 was US$2.3 million.

       In addition to the above described, the following intercompany transactions occurred during the periods ended October 31, 1998 and 1997:

       (a) On October 23, 1997, Doe Run Peru granted to its shareholder, Doe Run Mining, a US$125 million loan which does not accrue interest and matures in October 23, 2002. This receivable is shown net of the shareholders'equity.

       (b) As of October 31, 1998 the Company has a receivable from Doe Run Mining of US$17.6 million related to payments made on behalf of this entity (primarily, interest on loans and repayments of a revolving loan) and a receivable from Cobriza of US$4.6 million related to payments made on behalf of this company in connection with its current operations.

       (c) As of October 31, 1998, Doe Run Peru had a payable to Doe Run Resources of US$2.5 million (US$1.2 million as of October 31, 1997) related to payments made on behalf of the Company for the acquisition of Metaloroya. This payable did not accrue interest and was paid during 1998.

       As a result of these transactions, the Company has accounts receivable and payable as of October 31, 1998 of US$22,229 and US$19,028 (US$1,214 as of October 31, 1997), respectively, which are shown separately in the consolidated balance sheets.

       Doe Run Cayman and its wholly-owned subsidiary, Doe Run Mining, and Doe Run Peru have jointly and severally, fully, unconditionally guaranteed US$200 million 11.25% senior notes due 2005 and US$55 million floating interest rate senior notes due 2003, issued by Doe Run Resources (collectively, the Unsecured Notes). Additionally, the above-referred companies together with Doe Run Air S.A.C., Doe Run Development S.A.C. and Empresa Minera Cobriza S.A. have jointly and severally, fully, unconditionally guaranteed US$50 million aggregate principal amount of 11.25% senior Secured Notes due 2005, issued by Doe Run Resources (the Secured Notes).

       The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 10.

       The Secured Notes and the Unsecured Notes contain certain covenants that limit the ability of Doe Run Peru and its subsidiary to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run Resources and its subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. Management believes that the Company is in compliance with these covenants as of October 31, 1998.

                               DOE RUN PERU S.R.L.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


18.    GEOGRAPHIC DATA

       The following is an analysis of net sales by geographic region for the year ended October 31, 1998 and for the period from October 23 to October 31, 1997:


                                  1998              1997
                                  ----              ----
         USA                     $159,725             $  -
         Latin America            208,516            2,571
         Asia                      55,376                -
         Europe                    34,674                -
                                  -------            -----
                                 $458,291           $2,571
                                  -------            -----
                                  -------            -----


19.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       (a) The Financial Accounting Standards Board has issued a new statement. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), introduces a new model for segment reporting, called "management approach".

              The management approach is based on the way management organizes segments within a company for making operating decisions and assessing performance. SFAS 131 will be effective for the company in fiscal 1999 with restatement of prior period. Management believes that adoption of SFAS 131 will not have an impact on its method of reporting since it believes that its business operates in one reportable segment.

       (b) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instrument and Hedging activities" (SFAS 133) which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivatives gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

              SFAS 133 is effective for the Company's fiscal 2000. A company may also implement SFAS 133 as of beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS 133 can not be applied retroactively and must be applied to (i) derivative instruments, (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election before January 1, 1998).

              The Company has not yet quantified the impact of adopting SFAS 133 on the financial statements and has not determined the timing of or method of adoption. Management believes that the Company's derivative financial instruments qualify as hedges, therefore, such adoption is not likely to increase the volatility of earnings or other comprehensive income.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors

Empresa Minera del Centro del Peru S.A. -Centromin Peru S.A.:

         We have audited the accompanying statements of assets and liabilities of La Oroya Metallurgical Complex (La Oroya), a division of the Peruvian state-owned corporation Empresa Minera del Centro del Peru S.A.- Centromin Peru S.A. (Centromin), as of December 31, 1996 and October 23, 1997 and the related statements of revenues and expenses, changes in net assets and cash flows for each of the years in the two-year period ended December 31, 1996 and the period from January 1 to October 23, 1997. These financial statements are the responsibility of Centromin's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As explained in Note 2, the above financial statements which have been prepared from Centromin's accounting records, remeasured into U.S. dollars and prepared following generally accepted accounting principles in the United States of America, are intended to reflect separately the assets, liabilities, revenues and expenses of La Oroya, as if La Oroya had operated as a separate entity and applying certain allocations by Centromin on the basis described in Note 4 and therefore, they may not necessarily reflect the financial position and results of operations of La Oroya as if it were effectively a separate legal entity for the periods indicated above.

         In our opinion, the financial statements referred to above, present fairly, for the purpose described in the preceding paragraph, the assets and liabilities of La Oroya as of December 31, 1996 and October 23, 1997, and its revenues and expenses and cash flows for each of the years in the two-year period ended December 31, 1996 and the period from January 1 to October 23, 1997, in conformity with accounting principles generally accepted in the United States of America.

                                         MEDINA, ZALDIVAR Y ASOCIADOS,

                                         a member firm of Andersen Worldwide SC

Countersigned by:





Marco Antonio Zaldivar
C.P.C. Register 12477

Lima, Peru
December 5, 1997

         EMPRESA MINERA DEL CENTRO DEL PERU S.A. - CENTROMIN PERU S.A.
                               LA OROYA DIVISION

                    STATEMENTS OF ASSETS AND LIABILITIES

                       (IN THOUSANDS OF U.S. DOLLARS)

                                                    AS OF          AS OF
                                                 DECEMBER 31,   OCTOBER 23,
                                                    1996           1997
                                                    -----          ----
                          ASSETS
CURRENT ASSETS:
  Cash and deposits in banks ....................   $    582     $     79
  Trade accounts receivable .....................     30,277       10,423
  Inventory:
    Refined metals and concentrates for sale ....      8,930       14,115
    Metal and concentrates in process ...........     43,555       43,007
    Materials, supplies and spare parts .........      8,303       11,226
                                                    --------     --------
                                                      60,788       68,348
                                                    --------     --------
  Prepaid expenses ..............................      1,591        1,922
                                                    --------     --------
    Total current assets ........................     93,238       80,772
                                                    --------     --------
DEFERRED TAX AND WORKERS' PROFIT SHARING ........      4,262        2,853
PROPERTY, PLANT AND EQUIPMENT, net ..............     50,814       46,145
                                                    --------     --------
Total assets ....................................   $148,314     $129,770
                                                    --------     --------
                                                    --------     --------

               LIABILITIES AND NET ASSETS
CURRENT LIABILITIES:
  Bank loans ....................................   $ 15,068         --
  Accounts payable ..............................      9,026     $ 16,732
  Remuneration and taxes payable ................      4,709        4,535
  Advances from customers .......................     10,750         --
  Accrued liabilities ...........................      4,477        2,369
  Severance indemnities .........................      2,186        1,185
  Deposits of personnel's severance indemnities .      1,973         --
  Current portion of environmental liabilities ..        730        2,530
                                                    --------     --------
    Total current liabilities ...................     48,919       27,351
                                                    --------     --------
DEFERRED TAX AND WORKERS' PROFIT SHARING ........       --           --
ENVIRONMENTAL LIABILITIES, net of current
  portion........................................     20,820       19,020
                                                    --------     --------
    Total liabilities ...........................     69,739       46,371
                                                    --------     --------
NET ASSETS ......................................     78,575       83,399
                                                    --------     --------
Total liabilities and net assets ................   $148,314     $129,770
                                                    --------     --------
                                                    --------     --------

The accompanying notes are an integral part of these financial statements.

          EMPRESA MINERA DEL CENTRO DEL PERU S.A. - CENTROMIN PERU S.A.
                                LA OROYA DIVISION

                       STATEMENTS OF REVENUES AND EXPENSES

                         (IN THOUSANDS OF U.S. DOLLARS)

                                                                    FOR THE
                                           FOR THE YEARS ENDED       PERIOD
                                               DECEMBER 31,       JANUARY 1 TO
                                         ----------------------    OCTOBER 23,
                                            1995         1996         1997
                                            ----         ----         ----
NET SALES ............................    $450,929     $456,797     $352,805
OPERATING COSTS AND EXPENSES:
   Costs of sales ....................     397,524      397,158      305,959
   Depreciation and amortization .....       4,729        5,353        4,730
   Administrative and general ........       4,479        5,660        5,223
   Selling and marketing .............       5,972        6,669        4,808
   Workers' profit sharing ...........       2,995        1,197        2,284
   Personnel reduction costs .........       2,504        3,894        1,490
                                          --------     --------      -------
                                           418,203      419,931      324,494
                                          --------     --------      -------
Operating income .....................      32,726       36,866       28,311
                                          --------     --------      -------
OTHER INCOME (EXPENSES):
   Interest and bank charges .........      (2,100)      (3,332)        (832)
   Exchange gains, net ...............       2,050        1,884          269
   Other, net (see Note 15) ..........      (3,848)     (25,401)      (1,486)
                                          --------     --------      -------
                                            (3,898)     (26,849)      (2,049)
                                          --------     --------      -------
Income before provision for income
  tax.................................      28,828       10,017       26,262
PROVISION FOR INCOME TAX .............      10,332        4,128        7,879
                                          --------     --------      -------
Net income ...........................    $ 18,496     $  5,889     $ 18,383
                                          --------     --------     --------
                                          --------     --------     --------


The accompanying notes are an integral part of these financial statements.

          EMPRESA MINERA DEL CENTRO DEL PERU S.A. - CENTROMIN PERU S.A.
                                LA OROYA DIVISION

                       STATEMENTS OF CHANGES IN NET ASSETS

                         (IN THOUSANDS OF U.S. DOLLARS)



                                                           NET ASSETS
                                                           ----------
BALANCE AS OF JANUARY 1, 1995                              $  64,490
   Net income                                                 18,496
   Transfers from Centromin                                   24,681
                                                           ---------
BALANCE AS OF DECEMBER 31, 1995                              107,667
   Net income                                                  5,889
   Transfers to Centromin                                   (34,981)
                                                           ---------
BALANCE AS OF DECEMBER 31, 1996                               78,575
   Net income                                                 18,383
   Transfers to Centromin                                   (13,559)
                                                           ---------
BALANCE AS OF OCTOBER 23, 1997                             $  83,399
                                                           ---------
                                                           ---------


The accompanying notes are an integral part of these financial statements.

          EMPRESA MINERA DEL CENTRO DEL PERU S.A. - CENTROMIN PERU S.A.

                                LA OROYA DIVISION

                            STATEMENTS OF CASH FLOWS

                         (In thousands of U.S. dollars)


                                                                                                       FOR THE
                                                                        FOR THE YEARS ENDED      PERIOD JANUARY 1 TO
                                                                              DECEMBER 31,            OCTOBER 23,
                                                                        -------------------      -------------------
                                                                         1995          1996              1997
                                                                         ----          ----              ----
OPERATING ACTIVITIES:
  Net income                                                           $ 18,496      $  5,889         $ 18,383
    Add (less):
       Depreciation and amortization                                      4,729         5,353            4,730
       Deferred provision (benefit) of income tax and workers'
         profit sharing                                                   1,406        (6,360)           1,409
       Increase in environmental liabilities                                  -        21,550                -
       Other                                                             (1,281)         (610)             (61)
  Net changes in assets and liabilities:
     Decrease (increase) in trade accounts receivables                    1,679       (14,942)          19,854
     Decrease (increase) in inventory                                   (35,035)       54,208           (7,560)
     Decrease (increase) in prepaid expenses                                926           933             (331)
     Increase (decrease) in accounts payable                             (8,786)       (8,784)           7,706
     Increase (decrease) in remuneration and taxes payable                1,210          (566)            (174)
     Advances from (payments to) customers, net                          (3,749)        2,825          (10,750)
     Increase (decrease) in accrued liabilities                           1,004         1,211           (2,108)
     Decrease in severance indemnities                                   (5,324)      (19,042)          (1,001)
     Increase (decrease) in deposits of personnel's severance
       indemnities                                                        3,579        (1,606)          (1,973)
                                                                       --------      --------         --------
  Net cash provided by (used in) operating activities                   (21,146)       40,059           28,124
                                                                       --------      --------         --------
FINANCING ACTIVITIES:
  Repayments of bank loans, net                                          (3,534)       (4,558)         (15,068)
  Transfers (to) from Centromin                                          24,681       (34,981)         (13,559)
                                                                       --------      --------         --------
  Net cash provided by (used in) financing activities                    21,147       (39,539)         (28,627)
                                                                       --------      --------         --------
NET INCREASE (DECREASE) IN CASH AND DEPOSITS IN BANKS
                                                                              1           520             (503)
CASH AND DEPOSITS IN BANKS AT BEGINNING OF THE PERIOD
                                                                             61            62              582
                                                                       --------      --------         --------
CASH AND DEPOSITS IN BANKS AT THE END OF THE PERIOD
                                                                       $     62      $    582         $     79
                                                                       --------      --------         --------
                                                                       --------      --------         --------
CASH FLOWS ADDITIONAL INFORMATION
  Interest paid                                                        $  2,096      $  3,017         $  1,776
  Income tax paid (see Note 3)                                         $    -        $    -           $    -



The accompanying notes are an integral part of these financial statements.

               EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                   LA OROYA DIVISION

                          NOTES TO THE FINANCIAL STATEMENTS

               AS OF OCTOBER 23, 1997 AND DECEMBER 31, 1996 AND 1995


(1) BUSINESS AND DISPOSITION

         The metallurgical complex of La Oroya (hereinafter "La Oroya") a division of Empresa Minera del Centro del Peru S.A.?Centromin Peru S.A. (hereinafter "Centromin") is engaged in the smelting and refining of polymetalic concentrates and marketing and sale of refined metals. La Oroya primarily smelts and refines the concentrates of polymetalic ores from the mining units of Centromin, which include copper, lead and zinc. The operations of La Orya are conducted through the Centromin organization systems, which include administrative, legal, operating tasks, and all other necessary functions that support its operations.

         Centromin is engaged in mining activities as specified by the General Mining Law (Supreme Decree 014-92-EM), as well as in industrial activities necessary to sustain mining operations.

         On October 23, 1997, Centromin Peru S.A. contributed certain assets and liabilities of La Oroya to a newly formed company, Metaloroya S.A. ("Metaloroya"), in exchange for shares in Metaloroya. Concurrent with the transfer, Centromin sold all of the shares received to Doe Run Peru S.R.L. ("Doe Run Peru"), a wholly owned subsidiary of Doe Run Mining S.R.L., an indirect wholly owned subsidiary of The Doe Run Resources Corporation.

(2) BASIS OF PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The financial statements of La Oroya division have been prepared in accordance with the accounting principles generally accepted in the United States of America ("U.S. GAAP"), which differ in certain significant respects from generally accepted accounting principles in Peru. In addition, these financial statements were prepared based on Centromin's accounting records related to the metallurgical complex of La Oroya as if La Oroya had operated as a separate entity and applying certain allocation methodologies, as specified in
Note 4.

         Unless otherwise indicated, all amounts in the financial statements and in these notes are presented in thousands of U.S. dollars (US$).

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORY

         Inventory is stated at the lower of cost or net realized value. The cost of refined metals and concentrates for sale, as well as metal and concentrates for sale, as well as metal and concentrates in process is determined under the first-in, first-out method ("FIFO"). The cost of materials, supplies and spare parts is determined using the average cost method.

PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment are stated at cost. Depreciation is calculated on a straight-line basis at the rates indicated in Note 8. Maintenance and minor repairs are charged to expenses as incurred.
Material improvements and renewals are capitalized.

       EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                            LA OROYA DIVISION

                   NOTES TO THE FINANCIAL STATEMENTS


         In accordance with the Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), La Oroya's management has determined that there is no impairment of its long-lived assets.

SEVERANCE INDEMNITIES

         Severance indemnities are determined according to governmental regulations and are provided for on an accrual basis for the amount, which would be paid if all personnel were to retire at the date of each statement of assets and liabilities. Under Legislative Decree 650, an accrued liability was established to recognize the liability for personnel severance indemnities earned by employees prior to December 31, 1990. These severance indemnities, which are adjusted for subsequent wage increases, are required to be funded over a maximum term of ten years, beginning in June 1991. The funding of this obligation eliminates any adjustment for subsequent wages increases. In 1996, La Oroya fully funded this obligation. Liabilities relating to personnel severance indemnities earned by employees after 1991 are accrued and semi-annually deposited into workers' individual bank accounts.

REVENUE RECOGNITION

         Sales are recorded when title passes to the customer, which occurs at the time of shipment. With respect to concentrates, sales are recorded based on estimated weights, assays and prices. All such concentrate sales are adjusted when final weights, assays and prices are known. Adjustments to the provisional billings are made in the period during which additional information becomes available.

INTEREST CAPITALIZATION

         Interest expense allocable to the construction of the oxygen plant of US $4,297 was capitalized until the start-up of its operations in 1994. Capitalized interest is expensed over the depreciable life of the asset to which it relates.

INCOME TAX AND WORKERS' PROFIT SHARING

         La Oroya is included in Centromin's income tax return. According, La Oroya has provided income tax and remitted to Centromin any tax payable, calculated as if it were filing separate tax returns.

         Under Statement of Financial Accounting Standard No. 109, "Accounting for Income taxes" ("SFAS 109"), which designates the liability method as the required accounting method for taxes under U.S. GAAP, La Oroya recognizes the tax effect of certain temporary differences between the financial reporting basis of assets and liabilities and the related tax basis.

         Likewise, La Oroya recognizes the effect of temporary differences between book and tax basis of assets and liabilities related to workers' profit sharing on a basis similar to that used for income taxes.

(4) ALLOCATION METHODOLOGIES

         As described in Note 2, La Oroya's transactions are recorded in Centromin's accounting systems. The operations of La Oroya conducted through Centromin have been presented using assumptions and allocations which management believes are reasonable. They include the following:

         (a) Centromin's assets and liabilities not specifically identifiable to La Oroya have not been allocated in the accompanying financial statements. These are cash and bank accounts, credit on value-added tax and liabilities to certain suppliers of administrative services.

               EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                    LA OROYA DIVISION

                            NOTES TO THE FINANCIAL STATEMENTS


         (b) Sales have been allocated based on the preliminary and final billings of the exported refined metals and concentrates identified with La Oroya.

         (c) Costs of production have been allocated based on the following:

                  - Concentrates acquired from Centromin's mining units were transferred at market value as if La Oroya were an independent party.

                  - The depreciation charge was based on the fixed assets specifically identifiable to La Oroya.

                  - Other allocated costs, included power, were based on the ratio of La Oroya's usage to total usage by Centromin (mainly time incurred and consumption of goods and services).

         (d) Expenses relating to corporate accounting, finance and administrative services provided by Centromin have been allocated based on the ratio of La Oroya's usage to total usage by Centromin.

         (e) Selling and marketing expenses have been allocated based on usage estimated by management.

         (f) Interest and bank charges are those which are directly related to La Oroya's bank loans and overdrafts obtained during the year.

         (g) Workers' profit sharing and income tax were provided based on the actual results as if La Oroya had been operating as a separate entity.

(5) REMEASUREMENT INTO U.S. DOLLAR

         La Oroya maintains its accounting records in Peruvian Nuevos Soles. Those financial statements have been remeasured into U.S. dollars, which is its functional currency, for all periods presented, in accordance with SFAS 52 using the following methodology:

         (a) Non-monetary accounts have been remeasured at historical exchange rates.

         (b) Monetary accounts in Peruvian currency have been remeasured at the following free market exchange rates for buying (assets) and selling (liabilities) in effect at the end of the respective period, which are in Peruvian Nuevos soles per U.S. dollar:


                                                                     AS OF
                                                                   DECEMBER 31,           AS OF
                                                                ----------------       OCTOBER 23,
                                                                1995        1996           1997
                                                                ----        ----       -----------
                                 Assets                         2.299        2.596        2.667
                                 Liabilities                    2.322        2.603        2.669



         (c) Income and expenses, other than depreciation, that have been remeasured at the historical exchange rates that applied to the related assets, have been remeasured at average monthly basis at average exchange rates. Cost of sales was determined from its components once remeasured.

               EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                 LA OROYA DIVISION

                         NOTES TO THE FINANCIAL STATEMENTS


The net effect of foreign exchange difference for each period is reflected in the accompanying statement of revenues and expenses.

(6) FOREIGN CURRENCY TRANSACTIONS AND EXCHANGE RISK EXPOSURE

         Under current law, foreign currency transactions are made through the financial banking system at free market exchange rates.

         The assets and liabilities denominated in Peruvian Nuevos Soles are as follows (in thousands):


                                                                   AS OF                AS OF
                                                                DECEMBER 31,         OCTOBER 23,
                                                                    1996                1997
                                                                ------------         -----------
Assets -
  Cash and deposits in banks                                          184                  169
  Accounts receivable                                               1,602                3,698
                                                                ---------            ---------
                                                                    1,786                3,867
                                                                ---------            ---------
Liabilities -
  Trade accounts payable                                            6,919                    6
  Remuneration and taxes payable                                   12,257               15,298
  Accrued liabilities                                               9,504                2,200
                                                                ---------            ---------
                                                                   28,680               17,504
                                                                ---------            ---------
  Net position                                                    (26,894)             (13,637)
                                                                ---------            ---------
                                                                ---------            ---------


         The net effects of exchange differences were US$2,050 and US$1,884 for the 1995 and 1996 years, respectively and US$269 for the period from January 1 to October 23, 1997.

         EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                               LA OROYA DIVISION

                       NOTES TO THE FINANCIAL STATEMENTS


(7) MATERIALS, SUPPLIES AND SPARE PARTS

         This account is comprised of the following:

                                                                   AS OF                AS OF
                                                                DECEMBER 31,         OCTOBER 23,
                                                                    1996                 1997
                                                                ------------         -----------
Materials, supplies and spare parts                                $8,335              $11,748
Supplies in transit                                                   490                    -
                                                                   ------              -------
                                                                    8,825               11,748
                                                                   ------              -------
Less - allowance for obsolescence                                    (522)                (522)
                                                                   ------              -------
                                                                   $8,303              $11,226
                                                                   ------              -------
                                                                   ------              -------


         In management's opinion, the balance of the allowance for obsolescence adequately covers the related risk as of each statement of assets and liabilities date.


(8) PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

         This account is comprised of the following:


DESCRIPTION                                                                                AS OF            AS OF
- -----------                                                         ANNUAL RATE OF     DECEMBER 31,      OCTOBER 23,
                                                                    DEPRECIATION           1996             1997
                                                                    --------------     ------------      -----------
Land                                                                            -       $      97            $   97
Buildings and other premises                                            3% to 10%          21,335            21,335
Machinery and equipment                                              6.67% to 30%         112,072           112,072
Furniture and fixtures                                                 10% to 15%           1,388             1,388
Other equipment                                                        10% to 20%          13,153            13,153
Construction in progress                                                        -           3,005             3,005
                                                                                        ---------         ---------
                                                                                          151,050           151,050
Accumulated depreciation                                                                 (100,236)         (104,905)
                                                                                        ---------         ---------
                                                                                        $  50,814         $  46,145
                                                                                        ---------         ---------
                                                                                        ---------         ---------


         Fully depreciated assets amounted to US$80,857 and US$80,907 as of December 31, 1996 and October 23, 1997.

         There were no significant additions to property, plant and equipment during the period presented above. The accounting records of Centromin do not identify the minor additions to fixed assets (other than construction in progress)

             EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                LA OROYA DIVISION

                       NOTES TO THE FINANCIAL STATEMENTS


by specific year and, therefore, it is not possible to determine fixed asset additions specifically related to La Oroya in each year. Accordingly, in the preparation of the accompanying financial statements, the fixed assets in service at October 23, 1997 have been assumed to be in service as of each balance sheet date and for each period presented.

(9) BANK LOANS

         Bank loans are short-term obligations, which were obtained from local and foreign financial institutions for working capital purposes. As of December 31, 1996 and as of October 23, 1997, 100 percent of bank loans were denominated in U.S. dollars. The fair value of these loans approximate their carrying value.

         The loans bear interest at international market rates. The weighted average interest rate on bank loans at December 31, 1996 and October 23, 1997 was 6.5 percent and 6.7 percent, respectively.

(10) REMUNERATIONS AND TAXES PAYABLE

         This account is comprised of the following:


                                                                   AS OF                AS OF
                                                                DECEMBER 31,         OCTOBER 23,
                                                                    1996                1997
                                                                ------------         -----------
Remunerations:
  Bonus                                                                 -               $1,023
  Vacations                                                        $1,465                1,248
  Vacation bonus                                                    1,229                1,109
  Payroll and other                                                   544                  102
                                                                   ------               ------
                                                                    3,238                3,482
                                                                   ------               ------


Taxes and contributions:
  Social security                                                     669                  275
  National housing fund                                               263                  150
  Private pension system                                              202                  161
  Income tax withholdings                                             211                  240
  Others                                                              126                  227
                                                                   ------               ------
                                                                    1,471                1,053
                                                                   ------               ------
  Total                                                            $4,709               $4,535
                                                                   ------               ------
                                                                   ------               ------


                 EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                      LA OROYA DIVISION

                             NOTES TO THE FINANCIAL STATEMENTS


(11) ADVANCES FROM CUSTOMERS

         Advances from customers located abroad are denominated in U.S. dollars. Advances bore interest at the rate of 8.5% per annum and are offset against receivables resulting from subsequent sales. The fair value of these advances approximate their carrying value at each date.

(12) ACCRUED LIABILITIES

         This account is comprised of the following:

                                                                    AS OF          AS OF
                                                               DECEMBER 31,    OCTOBER 23,
                                                                   1996             1997
                                                               ------------    -----------
Contingencies (see Note 17)                                        $1,808          $1,706
Interest and bank charges payable                                    $855               -
Withholdings to contractors                                           284             122
Personnel reduction accrual                                           953               -
Other                                                                 577             541
                                                                   ------          ------
                                                                   $4,477          $2,369
                                                                   ------          ------
                                                                   ------          ------

(13) SEVERANCE INDEMNITIES

         According to current government regulations, the liability for personnel severance indemnities earned by employees prior to December 31, 1990, as adjusted for subsequent wage increases until such time as the liability is funded, must be accrued and funded over a maximum term of 10 years, beginning in June 1991. The funding of this obligation eliminates any retroactive adjustments from subsequent wage increases. In 1996, La Oroya fully funded this obligation. Obligations relating to personnel severance indemnities accrued subsequent to 1990 are paid semi-annually through deposits in workers' individual bank accounts. The analysis of the account is as follows:


                                                                    AS OF                 AS OF
                                                                 DECEMBER 31,           OCTOBER 23,
                                                                     1996                  1997
                                                                 ------------           ----------
Balance at the beginning of period                                  $  21,228              $ 2,186
  Provision                                                             5,926                2,154
  Payments and advances                                               (23,365)              (2,960)
  Exchange difference                                                  (1,603)                (195)
                                                                    ---------              -------
Balance at the end of period                                        $   2,186              $ 1,185
                                                                    ---------              -------
                                                                    ---------              -------



         In addition, as of December 31, 1996, certain employees had elected to deposit their indemnity payments amounting to US$1,973 respectively, with Centromin. In 1997, all such indemnity liabilities were transferred to banks as directed by each employee.

              EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                   LA OROYA DIVISION

                         NOTES TO THE FINANCIAL STATEMENTS


(14) TAXATION AND WORKERS' PROFIT SHARING

         Centromin is subject to the Peruvian tax regulations, which require that income tax be determined based on financial statements adjusted to reflect the changes in the wholesale price level, following the methodology prescribed by Legislative Decree 797. The statutory income tax rate in Peru is 30% of the taxable income. In 1992, the Peruvian law established an alternative minimum tax of 2 percent, which is calculated based on the total assets. Beginning in 1994, exporting corporations may deduct from the minimum income tax base the accounts receivable and inventories related to export activities and the value of fixed assets acquired during the current year, for two consecutive years. In May 1997, the minimum income tax was abrogated and an extraordinary tax was imposed equal to 0.5% of the net assets declared in the 1996 income tax return. This tax constitutes a credit against the monthly income tax prepayments made from July through December 1997 and the regularization payment for the 1997 year.

         La Oroya is included in Centromin's tax return. As such it has provided income tax, and remitted any tax due to Centromin, based upon the statutory tax rate in effect for each period, applied as if La Oroya filed a separate income tax return.

         In May 1994, Centromin signed a Tax Stabilization Agreement with the Peruvian government for a ten-year period beginning in 1997.

         The following conditions would be guaranteed to Centromin:

         -        Utilization of the tax rules prevailing on April 25, 1994.

         - Custom duties will be calculated at rates ranging from 15% to 25%.

         -        Free commercialization of its products.

         -        No restriction in the use of proceeds from export sales.

         -        Free conversion of foreign currency generated by local sales.

         -        No discrimination in foreign currency transactions.

         In accordance with current workers' profit sharing government regulations, La Oroya's workers have the right to receive 8 percent of La Oroya's taxable income, of which 50 percent is distributed among all employees based on the number of days worked by each employee and the remaining amount is distributed in proportion to their salaries. Such profit sharing is limited to 18 times the annual salary for each worker. Any excess is to be reserved and expended for training of workers.

             EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                LA OROYA DIVISION

                        NOTES TO THE FINANCIAL STATEMENTS


         The provision for income tax and workers' profit sharing is comprised of the following for each of the years in the period ended December 31, 1996 and for the period from January 1 to October 23, 1997:

                                                                  1995                1996                 1997
                                                                  ----                ----                 ----
Current provision                                                $11,921             $11,685              $ 8,754
Deferred provision (benefit)                                       1,406              (6,360)               1,409
                                                                 -------             -------              -------
Total                                                            $13,327             $ 5,325              $10,163
                                                                 -------             -------              -------
                                                                 -------             -------              -------
Breakdown?
   Income tax                                                    $10,332             $ 4,128              $ 7,879
   Workers' profit sharing                                         2,995               1,197                2,284
                                                                 -------             -------              -------
                                                                 $13,327              $5,325              $10,163
                                                                 -------             -------              -------
                                                                 -------             -------              -------

         The following are the components of deferred tax and workers' profit sharing assets (liability) at December 31, 1996 and October 23, 1997:

                                                                              1996                 1997
                                                                              ----                 ----
Environmental costs not deducted in tax return                               $ 7,672             $ 7,672
Tax depreciation in excess of book depreciation                               (4,104)             (5,283)
Contingencies not deducted in tax return                                         644                 644
Other                                                                             50                (180)
                                                                             -------             -------
                                                                             $ 4,262             $ 2,853
                                                                             -------             -------
                                                                             -------             -------

         The reconciliation of the income tax provision computed at the statutory Peruvian income tax rate to the provision for income tax recorded on a U.S. GAAP basis in the statements of revenues and expenses is as follows:

                                                                    1995          1996         1997
                                                                    ----          ----         ----
Income before income tax                                           $28,828      $10,017       $26,262
Statutory tax rate                                                     30%          30%           30%
                                                                   -------      -------       -------
Income tax provision at statutory tax rate                           8,648        3,005         7,879
Effects of items increasing (decreasing) the effective tax
  rate:
  Permanent items
  Write off of unrecoverable taxes                                     883            -             -
  Tax penalties and assessments                                          -          335             -
  Adjustment of inventory affecting years prior to 1994              1,270            -             -
  Adjustment of inventory affecting 1995 and 1996                    (616)          616             -
  Other                                                                147          172             -
                                                                   -------      -------       -------
Actual provision for income tax                                    $10,332      $ 4,128       $ 7,879
                                                                   -------      -------       -------
                                                                   -------      -------       -------

               EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                LA OROYA DIVISION

                         NOTES TO THE FINANCIAL STATEMENTS


 (15) OTHER INCOME AND (EXPENSES)

         This caption includes the following:


                                                                                                            FOR THE
                                                                                                             PERIOD
                                                                                                          JANUARY 1 TO
                                                                   FOR THE YEARS ENDED DECEMBER 31,       OCTOBER 23,
                                                                       1995                1996               1997
                                                                       ----                ----               ----
Income:
  Storage and other services                                          $   470            $  1,038           $ 1,226
  Other                                                                   434                   -               706
                                                                      -------            --------           -------
                                                                          904               1,038             1,932
                                                                      -------            --------           -------
Expenses:
  Privatization costs                                                       -              (3,570)           (3,200)
  Environmental program                                                     -             (21,550)                -
  Write off of unrecoverable taxes                                     (2,944)                  -                 -
  Contingencies                                                        (1,808)                  -                 -
  Tax penalties and assessments                                             -              (1,116)                -
  Other                                                                     -                (203)             (218)
                                                                      -------            --------           -------
                                                                       (4,752)            (26,439)           (3,418)
                                                                      -------            --------           -------
  Other, net                                                          $(3,848)           $(25,401)          $(1,486)
                                                                      -------            --------           -------
                                                                      -------            --------           -------

         The privatization costs include costs related to moving La Oroya's personnel away from the metallurgical complex of Centromin. These costs consist mainly of demolition and construction of apartments, colleges and parks at the new location.

(16) PERSONNEL REDUCTION COSTS

         La Oroya recognized a charge in 1995 of US$2,504 related to the first part of its personnel reduction program. This amount was fully paid in 1995. In January 1996, the Board of Directors approved a second personnel reduction program which applied to an additional 600 workers. The estimated cost of US$3,894 was recorded in expenses in 1996. An additional provision of US$1,490 was recorded in the period from January 1 to October 23, 1997, in connection with the second personnel reduction program.

(17) COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL MATTERS

         In 1995, in compliance with Supreme Decree 016-93-EM, amended by Supreme Decree 059-93-EM, (Regulation for the Environmental Protection in the Mining and Metallurgical Activities), Centromin filed a preliminary evaluation of its mining units and of the smelter and refineries in La Oroya, which were approved by the Ministry of Energy and Mining (the competent authority).

               EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                   LA OROYA DIVISION

                            NOTES TO THE FINANCIAL STATEMENTS


         At the date of that report, in compliance with the provisions of such decrees and according to the preliminary evaluation above mentioned, Centromin prepared a Programa de Adecuacion y Manejo Ambiental (Environmental Adjustment and Management Program) (the "PAMA") for La Oroya metallurgical complex. The program comprises the development of engineering projects to remediate any existing environmental problems and to comply with current environmental regulations. This program, which was approved by the competent authority in January 1997, establishes total future disbursements of US$21.5 million to remediate the damages to the environment and to establish methods of compliance with current environmental regulations. The Company recognized a charge to operations in 1996 for the estimated cost of such remedial actions (see Note
15).

         The remediation program and the investment in environmental control equipment required to comply with current regulations is to be implemented over a ten year period beginning in 1997. Management expects that the cost of future investments, principally for pollution control equipment, will be capitalized in future periods and depreciated over the periods to be benefited.

         In accordance with a revised program approved by the Ministry of Energy and Mining, the disbursements are estimated by management to be as follows:


                                                         REMEDIATION             FUTURE               TOTAL
                                                            COSTS             EXPENDITURE             -----
                                                         -----------          FOR CONTROL
                                                                               EQUIPMENT
                                                                              -----------
1997                                                            $730                    -                 $730
1998                                                           1,800               $2,700                4,500
1999                                                           1,950                3,612                5,562
2000                                                           4,000                4,963                8,963
2001                                                           3,750                3,300                7,050
2002                                                           2,050                3,800                5,850
2003                                                           2,100                3,000                5,100
2004                                                           2,100                2,775                4,875
2005                                                           3,070               38,700               41,770
2006                                                               -               44,725               44,725

  Total                                                      $21,550             $107,575             $129,125


         In addition, PAMA estimated the cost to eventually close the metallurgical complex of La Oroya at US$24 million. No provision has been recorded for this amount, since there are no plans to close the complex.

         The timing and amounts listed in the above table are estimates and actual amounts and timing of payments could vary from the estimates. Furthermore, in accordance with the Article 9 of the rules of the General Law on Mining, annual expenditures for environmental remediation and control cannot be less than 1 percent of total sales.

POTENTIAL TAX ASSESSMENTS

         Centromin's income tax returns of 1993 through 1996, as well as the net worth tax returns of 1992 and 1993, are pending review by the National Superintendency of Tax Administration. No significant liabilities arose as a result of the 1992 income tax return review. If tax assessments were made, any tax, interest or surcharges would be charged to expense in the years in which the assessment is known. In the opinion of Centromin's management there are no matters that should result in significant additional tax assessments.

               EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                 LA OROYA DIVISION

                          NOTES TO THE FINANCIAL STATEMENTS


INVESTMENT PROGRAM

         As discussed in Note 14, in May 1994 Centromin signed a Tax Stabilization Agreement with the Peruvian Government for a ten-year period beginning the year in which Centromin meets the Investment Program for La Oroya metallurgical complex, which was then estimated at US$11.1 million. The investment program was completed in December, 1996. In March 1997, the Mining Bureau approved the completion of the Investment Program. Actual expenditures amounted to approximately US$11.5 million.

CONTINGENCIES

         At October 23, 1997, La Oroya metallurgical complex has legal suits aggregating US$15.7 million related to labor matters. The financial statements include a reserve of US$1.7 million (see note 12) estimated to cover the cost of defending and settling such matters. In management and legal advisors' opinion, the ultimate outcome of these suits will not result in a material adverse effect on La Oroya's financial position and results of operations.

         In addition, there is a contingency amounting to approximately US$12 million, related to demands filed by 19 local mining companies, which are claiming the refund of value-added-tax withheld by La Oroya from 1975 to 1980. In opinion of La Oroya's management and its legal advisors, the ultimate outcome of these demands will be favorable to La Oroya.

SALES COMMITMENTS AND CONCENTRATION

         La Oroya derives its revenue from the sale of its refined metals and concentrates to several customers. La Oroya's three largest customers accounted for: 11%, 6% and 6%, respectively, of net sales in the period from January 1 to October 23, 1997. The percentages in 1995 were 15%, 14% and 12% and in 1996 were 11%, 7% and 6%. These customers have sales contracts, which guarantee their supply at prices derived from international market quotations.

(18) RELATED PARTY TRANSACTIONS

         Expenses allocated from Centromin to the operations of La Oroya related primarily to accounting and administrative support services. These expenses amounted to US$5,223 in the period from January 1 to October 23, 1997, US$5,660 in 1996 and US$4,479 in 1995.

         Purchases of concentrates of polymetalic ores from the mining units of Centromin were:

                                                                                           PERCENTAGE OF
                                                                           VALUE OF       THE TOTAL VALUE
PERIOD                                                                    PURCHASES          OF PURCHASE
- ------                                                                    ---------       ---------------
1995                                                                       $182,218              58%
1996                                                                        178,018              67
For the period from January 1 to October 31, 1997                           135,644              59


              EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                  LA OROYA DIVISION

                         NOTES TO THE FINANCIAL STATEMENTS



(19) GEOGRAPHIC DATA

         The following is an analysis of net sales by geographic region:


                                                                                                       FOR THE
                                                                                                        PERIOD
                                                                           AS OF DECEMBER 31,        JANUARY 1 TO
                                                                           -------------------        OCTOBER 23,
                                                                             1995         1996           1997
                                                                             ----         ----           ----
USA                                                                        $105,837     $184,546      $ 94,050
Latin America                                                               201,631      162,620       165,866
Asia                                                                        112,401       84,964        65,975
Europe                                                                       31,060       24,667        26,914
                                                                           --------     --------      --------
                                                                           $450,929     $456,797      $352,805
                                                                           --------     --------      --------
                                                                           --------     --------      --------


(20) SUBSEQUENT EVENT

         In the Extraordinary Shareholders' Meetings of Doe Run Peru and Metaloroya held on November 3, 1997, the merger of Metaloroya into Doe Run Peru was approved, the surviving company being Doe Run Peru. The merger will be on December 30, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company:

          NAME                                   AGE                          POSITION
          ----                                   ---                          ---------
          Ira Leon Rennert.....................   64   Chairman and Director of the Company, Doe Run Cayman and FPI
          Jeffrey L. Zelms.....................   54   Vice Chairman, President and Chief Executive Officer of the Company
                                                       and President of Doe Run Cayman
          Marvin K. Kaiser.....................   57   Vice President and Chief Financial Officer of the Company and FPI,
                                                       Vice President of Doe Run Cayman and Finance Manager of Doe Run
                                                       Mining and Doe Run Peru
          Richard L. Amistadi..................   54   Vice President Sales and Marketing of the Company
          Gary E. Boyer........................   57   Vice President Mining of the Company
          Kenneth R. Buckley...................   60   Vice President Primary and Secondary Smelting of the Company and
                                                       General Manager of Doe Run Mining, Doe Run Peru and Cobriza
          Juan Carlos Huyhua, Ph.D. ...........   46   Operations Manager of Doe Run Peru
          Jerry L. Pyatt.......................   43   President of FPI
          Anthony W. Worcester.................   56   Technical Manager of Doe Run Mining and Doe Run Peru


         Ira Leon Rennert has been Chairman, Chief Executive Officer and principal shareholder of the Company's and the Guarantors' parent company, Renco (including predecessors), since Renco's first acquisition in 1975, Chairman and Director of the Company since April 1994, Chairman and Director of Doe Run Cayman since October 1997 and Chairman and Director of FPI since August 1996. Renco holds controlling interests in a number of manufacturing and distribution concerns operating in businesses not competing with the Company including Renco Steel Holdings, Inc., WCI Steel, Inc., Renco Metals, Inc., AM General Corporation and Lodestar Holdings, Inc.

         Jeffrey L. Zelms has served as Vice Chairman of the Company since December 1998 and as President and Chief Executive Officer of the Company and its predecessor since August 1984 and President of Doe Run Cayman since October 1997. Mr. Zelms has over 30 years of experience in the mining industry. Mr. Zelms serves on the boards of directors of Homestake Mining Company and Phoenix Textiles.

         Marvin K. Kaiser has served as Vice President and Chief Financial Officer of the Company and its predecessor since January 1994 and of FPI since April 1998, Vice President of Doe Run Cayman since October 1997 and Finance Manager of Doe Run Mining and Doe Run Peru since October 1997. From June 1989 to December 1993, Mr. Kaiser was the Chief Financial Officer of AMAX Gold, Inc., a gold producing company. Mr. Kaiser is a Certified Public Accountant.

         Richard L. Amistadi has served as Vice President of Sales and Marketing of the Company and its predecessor since November 1986. Mr. Amistadi has over 20 years of experience in sales, marketing and product development of lead metal, lead alloys, zinc metal, lead, zinc and copper concentrates and associated by-products.

         Gary E. Boyer has been Vice President of Mining at the Company since January 1993. He served as General Manager of mining and smelting operations of the Company and its predecessor from January 1988 to April 1997. From January 1990 to January 1993, he served as Vice President of Smelting of the Company's predecessor.

         Kenneth R. Buckley has served as Vice President of Primary and Secondary Smelting of the Company since September 1996, General Manager of Doe Run Mining and Doe Run Peru since October 1997 and General Manager of Cobriza since August 31, 1998. From January 1996 until September 1996, Mr. Buckley was Vice President of Smelting for the Company. Mr. Buckley served as General Manager of the Resource Recycling Division for the Company and its predecessor from September 1988 until January 1996. Mr. Buckley has over 34 years of experience in managing metal milling and smelting operations in five countries.

         Juan Carlos Huyhua, Ph. D., has been Operations Manager of Doe Run Peru since October 1997. From January 1995 to June 1997, Dr. Huyhua was Chief Operating Officer of Centromin. Dr. Huyhua has served in various capacities for Centromin since 1978, including as Assistant General Manager-- Metallurgical Operations, General Superintendent--Smelting and Refining Department and Manager--Metallurgical Operations. Dr. Huyhua received his doctorate in Extractive Metallurgy from the New Mexico Institute of Mining and Technology in 1989.

         Jerry L. Pyatt has been President of FPI since October 1, 1998. Mr. Pyatt has served, and will continue to serve, as General Manager of the Company's Resource Recycling Division. Mr. Pyatt joined the Company in 1991 as a Metallurgical Engineer.

         Anthony W. Worcester has served as Technical Manager of Doe Run Mining and Doe Run Peru since October 1997. From January 1991 to October 1997, Mr. Worcester was Technical Service Manager of lead smelting for the Company and its predecessor. Mr. Worcester has held various other positions with the Company's predecessor since 1960.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities:


                                SUMMARY COMPENSATION TABLE



                                                                                             LTIP
                                                                                           PAYOUTS(b)
                                                                                        --------------
                                                                    ANNUAL                 PAYOUTS
                                                                 COMPENSATION(a)         -------------
                                                  FISCAL       -------------------         LONG-TERM          ALL OTHER
NAME AND POSITION                                  YEAR        SALARY        BONUS        COMPENSATION      COMPENSATION(c)
- -----------------                                ------        ------        -----        ------------      ---------------
Ira Leon Rennert(d)                                1998           --            --              --             $4,311,004
   Chairman of the Board                           1997           --            --              --              1,200,000
                                                   1996           --            --              --              1,200,000
- -------------------------------------------------------------------------------------------------------------------------
Jeffrey L. Zelms                                   1998         $251,952      $450,000        $125,000             33,042
   Vice Chairman, President and Chief              1997          240,000      $100,000        $262,068             34,885
   Executive Officer                               1996          210,000       100,000          97,637             40,319
- -------------------------------------------------------------------------------------------------------------------------
Marvin K. Kaiser                                   1998          187,200       180,000          25,000             18,558
   Vice President and Chief Financial Officer      1997          156,000        74,000          52,414             22,164
                                                   1996          150,000        70,000          19,527             28,279
- -------------------------------------------------------------------------------------------------------------------------
Richard L. Amistadi                                1998          180,000        75,000          37,500             17,471
   Vice President--Sales and Marketing             1997          163,248        60,000          78,620             23,197
                                                   1996          160,032        60,000          29,291             30,169
- -------------------------------------------------------------------------------------------------------------------------
Gary E. Boyer                                      1998          142,176        60,000          25,000              3,353
   Vice President--Mining                          1997          135,216        60,000          52,414              5,492
                                                   1996          132,540        75,000          19,527             10,633
- -------------------------------------------------------------------------------------------------------------------------
Kenneth R. Buckley                                 1998          186,398       225,000          12,500            120,356
   Vice President--Primary and Secondary           1997          142,132        60,000          26,207             21,657
   Smlting                                         1996          121,500        60,000           9,764             13,889

- -----------
(a) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus per named executive officer.

(b) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's net worth appreciation agreements. See "Net Worth Appreciation Agreements."

(c) The amounts shown as "All Other Compensation" in the table for fiscal 1998 for each named executive officer, except Mr. Rennert, represent payments to Messrs. Zelms, Kaiser, Amistadi, Boyer and Buckley under the gainsharing plan of $27,139, $18,558, $17,741, $3,353 and $8,415, respectively, and $781 of life insurance premiums for Mr. Zelms and $2,982 of medical expenses and $111,941 of expatriate compensation, including relocation, for Mr. Buckley.

(d) Mr. Rennert receives no compensation directly from the Company. He is Chairman of the Board and the principal stockholder of Renco which receives a management fee from the Company pursuant to the Management Consultant Agreement (as defined). The amount shown as all other compensation to Mr. Rennert are the management fees paid by the Company to Renco. In addition, for fiscal 1998, the Company paid to Renco a transaction fee of approximately $2.3 million upon consummation of the offering of the Secured Notes. See "Item 13. Certain Relationships and Related Transactions."

  NET WORTH APPRECIATION AGREEMENTS

         The named executive officers (with the exception of Mr. Rennert) and six other employees of the Company are each parties to net worth appreciation agreements with the Company, pursuant to which, upon termination of each person's employment with the Company, he is entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person's employment, and at three month intervals thereafter. It is anticipated that certain key Peruvian employees will enter into comparable net worth appreciation agreements with the Company.

         The following table summarizes the net worth appreciation agreements now held by the named executive officers and the amounts earned thereunder.


                                                                                      ACCUMULATED
                                                                                         AS OF
                                                    NET WORTH                         OCTOBER 31,
                                                  PERCENTAGE(a)        BASE DATE        1998(b)
                                                  -------------        ---------      -----------
Jeffrey L. Zelms...........................             5.0%             4/7/94         $561,200
Marvin K. Kaiser...........................            1.0               4/7/94          112,240
Richard L. Amistadi........................            1.5               4/7/94          168,360
Gary E. Boyer..............................            1.0               4/7/94          112,240
Kenneth R. Buckley.........................            0.5               4/7/94           56,120

- -----------

(a) Vested for each participant as to 80% as of March 31, 1998 and vesting for an additional 20% on March 31, 1999, provided that the respective participant remains in the employ of the Company until such date.

(b) Represents the gross aggregate amount that each participant is entitled to receive as of October 31, 1998, subject to the vesting terms of the applicable agreement.

      The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. Upon consummation of the Transactions, approximately $264,000 was paid to Messrs. Zelms, Kaiser, Amistadi, Buckley, Boyer and other employees of the Company, pursuant to the net worth appreciation agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company has no compensation committee. The compensation for the executive officers is fixed by negotiations between such executive officers and Mr. Rennert on behalf of Renco.

EMPLOYMENT AGREEMENTS

         The named executive officers are parties to employment agreements with the Company. Set forth below is a brief description of each such agreement.

         Jeffrey L. Zelms entered into an Employment Agreement with the Company effective as of April 7, 1994, with an initial term continuing until October 31, 1999 and automatically renewable thereafter for additional one-year terms. Pursuant to the terms of his agreement, Mr. Zelms's compensation is composed of
(a) a base annual salary, (b) a year-end bonus of not less than $50,000 nor more than $100,000 as may be determined by the Company in its sole discretion and (c) such additional amounts, if any, as the Board of Directors may determine from time to time in its discretion.

         Marvin K. Kaiser entered into an Employment Agreement with the Company effective as of April 7, 1994, with an initial term continuing until October 31, 1999 and automatically renewable thereafter for additional one-year terms. Pursuant to the terms of his agreement, Mr. Kaiser's compensation is composed of
(a) a base annual salary, (b) a year-end bonus of not less than $30,000 nor more than $60,000 as may be determined by the Company in its sole discretion and (c) such additional amounts, if any, as the Board of Directors may determine from time to time in its discretion.

         Richard L. Amistadi entered into an Employment Agreement with the Company effective as of April 7, 1994, with an initial term continuing until October 31, 1999 and automatically renewable thereafter for additional one-year terms. Pursuant to the terms of his agreement, Mr. Amistadi's compensation is composed of (a) a base annual salary, (b) a year-end bonus of not less than $30,000 nor more than $60,000 as may be determined by the Company in its sole discretion and (c) such additional amounts, if any, as the Board of Directors may determine from time to time in its discretion.

         Gary E. Boyer entered into an Employment Agreement with the Company effective as of April 7, 1994, with an initial term continuing until October 31, 1999 and automatically renewable thereafter for additional one-year terms. Pursuant to the terms of his agreement, Mr. Boyer's compensation is composed of
(a) a base annual salary, (b) a year-end bonus of not less than $30,000 nor more than $60,000 as may be determined by the Company in its sole discretion and (c) such additional amounts, if any, as the Board of Directors may determine from time to time in its discretion.

         Kenneth R. Buckley entered into an Employment Agreement with the Company effective as of January 1, 1996 (replacing a prior agreement), with an initial term continuing until December 31, 2000, and automatically renewable thereafter for additional one-year terms. Pursuant to the terms of his agreement, Mr. Buckley's compensation is composed of (a) a base annual salary,
(b) a year-end bonus of not less than $30,000 nor more than $60,000 as may be determined by the Company in its sole discretion and (c) such additional amounts, if any, as the Board of Directors may determine from time to time in its discretion.

         Each of the above described employment agreements requires that, during the term of their employment, each of the above executive officers not, directly or indirectly, engage in any aspect of the business of lead mining, milling, recycling or sale within the continental United States as an officer, director, partner, proprietor, investor, associate, employee or consultant except with the Company. In addition, each of the above executive officers has agreed to maintain the confidentiality of information obtained during employment with the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of the date hereof with respect to beneficial ownership of the Company's common stock by each beneficial owner of 5% or more of the common stock, each director and each named executive officer of the Company during the last fiscal year, and by all directors and executive officers of the Company as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares or interests, as applicable, shown as beneficially owned by them.

                                                                                             NUMBER OF
NAME                                                                                           SHARES     PERCENT
- ----                                                                                         ---------    --------
The Renco Group, Inc.(a)(b)............................................................         1,000      100.0%
DR Acquisition Corp.(a)................................................................         1,000      100.0
Ira Leon Rennert(a)(c).................................................................         1,000      100.0
Jeffrey L. Zelms.......................................................................          --         --
Marvin K. Kaiser.......................................................................          --         --
Richard L. Amistadi....................................................................          --         --
Gary E. Boyer..........................................................................          --         --
Kenneth R. Buckley.....................................................................          --         --
All directors and executive officers of the Company as a group (7 persons).............         1,000      100.0

- -----------
(a) The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, Suite 4225, New York, New York 10112.

(b) Renco is deemed to beneficially own the shares owned by DRA due to Renco's ownership of all of the outstanding capital stock of DR Acquisition Corp.

(c) Mr. Rennert is deemed to beneficially own the interests and shares owned by Renco due to the ownership by trusts established by him for himself and members of his family of a total of 97.9% of the outstanding common stock of Renco.

         By virtue of Renco's indirect ownership of 100.0% of the outstanding common stock of the Company, and Mr. Rennert's ownership of a majority of the stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of equity interests in the Company and its subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under a management consultant agreement, dated as of April 7, 1994, as amended (Management Consultant Agreement), between Renco and the Company, the Company pays an annual fee of $2.4 million to Renco. The Management Consultant Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2000 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 1998, the Company paid management fees to Renco in the amount of $2.0 million. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

         To obtain the advantages of volume, Renco purchases certain insurance coverages for its subsidiaries, including the Company, and the cost of such insurance, without markup, is reimbursed by the covered subsidiaries. Currently, the major areas of insurance coverage obtained under the Renco programs for the Company's U.S. operations are property, business interruption and fidelity and for its Peruvian operations foreign general liability and fidelity. The premiums for property, business interruption, fidelity and foreign general liability (as applicable) are allocated by Renco to its covered subsidiaries, substantially as indicated in the underlying policies. Renco also purchases and administers certain insurance policies exclusively for the Company's U.S. operations, including fiduciary, general and product liability, workers' compensation, political risk, automobile liability, and casualty umbrella, and for its Peruvian operations, including property, business interruption, general and product liability, workers' compensation, automobile liability and casualty umbrella. The cost of such insurance, without markup, is reimbursed by the Company as incurred. The total insurance cost under the Renco insurance programs in fiscal 1998 was approximately $2.8 million for the Company's U.S. operations and approximately $1.6 million for its Peruvian operations. The Company believe that its insurance costs were less than would have been incurred had the respective insurances been obtained directly.

         Pursuant to a tax sharing agreement between the Company and Renco, the Company pays to Renco an amount equal to the amount the Company would have been required to pay for taxes on a stand-alone basis to the Internal Revenue Service and the applicable state taxing authority, as the case may be, except that the Company will not have the benefit of any of its tax loss carryforwards unless such tax losses were a result of timing differences between the Company's accounting for tax and financial reporting purposes. This agreement also provides that transactions between the Company and Renco and its other subsidiaries are accounted for on a cash basis and not on an accrual basis.

         Effective November 1, 1998, Renco converted from a C corporation to an S corporation due to a change in the tax laws allowing entities with subsidiaries to elect S corporation status. In connection with that conversion, Renco is permitted to designate its subsidiaries as qualified S corporation subsidiaries, and the Company has been so designated. As a result, the Company's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. The Company will continue to provide for foreign, state and local income taxes for those taxing jurisdictions that do not recognize qualified S corporation subsidiary status. However, under the "build-in gains " provisions of the tax law, federal and state taxes may become payable and will be charged to our statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the S corporation election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to trigger any taxes under the built-in gains provisions of the tax laws. Deferred tax assets of $8.0 million and deferred tax liabilities of $1.8 million will be reflected as a charge and credit to income, respectively, in the first quarter of our consolidated statement of income in fiscal 1999.

         Beginning in fiscal 1998, the Company sold, and may from time to time in the future sell, zinc and other alloys to WCI Steel, Inc., an indirect subsidiary of Renco. The Company believes that such sales were on an arm's length basis at a price no less favorable than that at which the Company could have sold to unaffiliated entities. These sales totaled $.8 million in fiscal 1998.

         Upon consummation of the Existing Notes Offering, the Company paid a transaction fee of $2.3 million to Renco.

                                      PART IV

                                                                                                     Page #
                                                                                                     ------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  Documents filed as part of this Form 10-K:

         1.  FINANCIAL STATEMENTS (included in Part II, ITEM 8):

              a) The Doe Run Resources Corporation
                  Independent Auditors' Report                                                            24
                  Report of Independent Public Accountants                                                25
                  Consolidated Balance Sheets - October 31, 1998 and 1997                                 26
                  Consolidated Statements of Income and Shareholders' Equity - Years
                     ended October 31, 1998, 1997, and 1996                                               27
                  Consolidated Statements of Cash Flows - Years ended October 31, 1998, 1997,
                     and 1996                                                                             28
                  Notes to Consolidated Financial Statements                                           29-55

              b) Doe Run Peru S.R.L
                  Report of Independent Accountants                                                      56
                  Consolidated Balance Sheets - October 31, 1998 and 1997                                57
                  Consolidated Statements of Operations - Years ended October 31, 1998, and
                     for the period from October 23, 1997 to October 31, 1997                            58
                  Consolidated Statements of Shareholders' Equity - Years ended October 31,
                     1998, and for the period from October 23, 1997 to October 31, 1997                  59
                  Consolidated Statements of Cash Flows - Years ended  October 31, 1998,  and
                     for the period from October 23, 1997 to October 31, 1997                            60
                  Notes to Consolidated Financial Statements                                          61-73

              c) Empresa Minera del Centro del Peru S.A. - Centromin Peru S.A.
                  Report of Independent Accountants                                                      74
                  Statements of Assets and  Liabilities - October 23, 1997 and December 31,              75
                     1996
                  Statement of Revenues and Expenses - Period from January 1 to October 23,
                     1997 and years ended December 31, 1996, and 1995                                    76
                  Statement  of Changes in Net Assets - Period from January 1 to October 23,
                     1997 and years ended December 31, 1996, and 1995                                    77
                  Statements  of Cash Flows - Period from  January 1 to October 23, 1997 and
                     years ended December 31, 1996, and 1995                                             78
                  Notes to Consolidated Financial Statements                                          79-91


         2. FINANCIAL STATEMENT SCHEDULES (included in Part IV):

              Independent Auditor's Report                                                               99
              Schedule II          Valuation and Qualifying Accounts                                    100

         Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

         3. EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K.

         The information called for by this paragraph is contained in the
             Exhibit Index of this report which is incorporated herein by reference.

                           INDEPENDENT AUDITORS' REPORT



The Board of Directors
The Doe Run Resources Corporation and subsidiaries:

Under date of December 18, 1998, we reported on the consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income and shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 1998, which are included in the report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therin.



                                         (signed) KPMG LLP


December 18, 1998

                                                                                                                 SCHEDULE II
                                    THE DOE RUN RESOURCES CORPORATION

                                    Valuation and Qualifying Accounts

                               Years ended October 31, 1998, 1997, and 1996

                                          (dollars in thousands)



                                                                             Additions      Deductions -
                                                               Balance at   charged to       write-offs
                                                                beginning    costs and        against       Balance at
                                                                 of year     expenses        allowance      end of year
                                                               -----------  -----------    --------------   -----------
Year ended October 31, 1998:
   Applied against asset accounts:
       Allowance for doubtful accounts                        $     729         147                -            876
       Allowance for inventory obsolescence                   $   4,977         124              542          4,559
Year ended October 31, 1997:
   Applied against asset accounts:
       Allowance for doubtful accounts                        $     947          59              277            729
       Allowance for inventory obsolescence                   $   4,866         386              275          4,977
Year ended October 31, 1996:
   Applied against asset accounts:
       Allowance for doubtful accounts                        $     947           -                -            947
       Allowance for inventory obsolescence                   $   4,564         603              300          4,866

(b) REPORTS ON FORM 8-K.

         On September 16, 1998, the Company filed a Form 8-K to report, among other things, the acquisition of the MLD, the issuance of the Secured Notes and the acquisition of Cobriza.


                                S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THE DOE RUN RESOURCES CORPORATION
                                          (Registrant)

                                                 /s/ Jeffrey L. Zelms
                                     By:  ----------------------------------
                                                    Jeffrey L. Zelms
                                             Vice Chairman, President and
                                                Chief Executive Officer

                                                January 29, 1999
                                          -----------------------------------
                                                          (Date)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Ira Leon Rennert
    Chairman of the Board and Director                            /s/ Ira Leon Rennert                  January 29, 1999
                                                              --------------------------------------    ----------------
                                                                           Signature                        Date

    Jeffrey L. Zelms
    Vice Chairman, President and Chief Executive Officer
    (principal executive officer)                                 /s/ Jeffrey L. Zelms                  January 29, 1999
                                                              --------------------------------------    ----------------
                                                                           Signature                        Date


    Marvin K. Kaiser
    Vice President and Chief Financial Officer
    (principal financial and accounting officer)                  /s/ Marvin K. Kaiser                  January 29, 1999
                                                              --------------------------------------    ----------------
                                                                           Signature                        Date


   SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
           SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

                                   EXHIBIT INDEX

 EXHIBIT
   NO.                             DESCRIPTION
 -------                           -----------
  3.1     Certificate of Incorporation of Doe Run.(1)
  3.2     Amended and Restated By-laws of Doe Run.(1)
  3.3     Certificate of Incorporation of FPI.(1)
  3.4     Bylaws of FPI.(1)
  3.5     Certificate of Incorporation of Doe Run Cayman.(1)
  3.6     Memorandum and Articles of Association of Doe Run Cayman.(1)
  3.7     Constitucion de Sociedad Comercial de Responsibilidad Limitada de
          Doe Run Mining (with English translation).(1)
  3.8     Constitucion de Sociedad Comercial de Responsibilidad Limitada de
          Doe Run Peru (with English translation).(1)
3.9.1     Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
          Air (with English translation).(3)
3.9.2     Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
          Development (with English translation).(3)
3.9.3     Modificacion Total de Estatuto Social, Designacion de membros de
          Directorio, Nombramiento de Gerente General, Nombriento de
          Apoderados Especiales y Otorgamiento de Poderes Especiales de
          Cobriza (with English translation).(3)
 3.10     Certificate of Formation of DRLH. (3)
 3.11     Limited Liability Company Agreement of DRLH. (3)
4.1.1     Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run Peru, as
          guarantors, and State Street Bank and Trust Company, as trustee, relating to the 111'4% Senior Notes due 2005, Series A, Floating
          Interest Rate Senior Notes due 2003, Series A, 111'4% Senior
          Notes due 2005, Series B and Floating Interest Rate Senior Notes
          due 2003, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(1)
4.1.2     First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
          Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as
          guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(2)
4.1.3     Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
          Mining, Doe Run Peru, Doe Run Air, Doe Run Development and
          Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12,
          1998.(3)
4.1.4     Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
          Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza
          and DR Land Holdings, LLC ("DRLH"), as guarantors, and State
          Street Bank and Trust Company, as trustee, supplementing the
          Indenture, dated as of March 12, 1998. (3)
4.2.1     Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe
          Run Air and Doe Run Development, as guarantors, and State Street
          Bank and Trust Company, as trustee, relating to the 111'4% Senior
          Secured Notes due 2005, Series A and 111'4% Senior Secured Notes
          due 2005, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(2)
4.2.2     First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
          Mining, Doe Run Peru, Doe Run Air, Doe Run Development and
          Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1,
          1998.(3)
4.2.3     Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
          Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza
          and DRLH, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1,
          1998.(3)
4.2.4     Pledge Agreement, dated as of January 15, 1999, by Doe Run to
          State Street Bank and Trust Company. (3)
4.4       Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
          Peru, Doe Run Air, Doe Run Development and Jefferies & Company,
          Inc., relating to the 111'4% Senior Secured Notes due 2005.(2)
10.1.1    Employment Agreement, dated as of April 7, 1994, between The Doe
          Run Resources Corporation and Jeffrey L. Zelms.(1)






10.1.2    Employment Agreement, dated as of April 7, 1994, between The Doe
          Run Resources Corporation and Marvin K. Kaiser.(1)
10.1.3    Employment Agreement, dated as of April 7, 1994, between The Doe
          Run Resources Corporation and Richard L. Amistadi.(1)
10.1.4    Employment Agreement, dated as of April 7, 1994, between The Doe
          Run Resources Corporation and Gary E. Boyer.(1)
10.1.5    Employment Agreement, dated as of April 7, 1994, between The Doe
          Run Resources Corporation and Kenneth R. Buckley.(1)
10.2.1    Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Jeffrey L.
          Zelms.(1)
10.2.2    Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Marvin K.
          Kaiser.(1)
10.2.3    Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Richard L.
          Amistadi.(1)
10.2.4    Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Gary E.
          Boyer.(1)
10.2.5    Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Kenneth R.
          Buckley.(1)
10.3      The Doe Run Resources Corporation Supplemental Employee Retirement
          Plan.(1)
10.4      The Doe Run Company Executive Tax Services Plan.(1)
10.5.1    Loan and Security Agreement, dated March 12, 1998, by and among
          Doe Run, FPI and Congress Financial Corporation.(1)
10.5.2    Amendment No. 1 to Loan and Security Agreement, dated
          September 1, 1998, among Doe Run, FPI and Congress Financial
          Corporation. (2)
10.5.3    Amendment No. 2 to Loan and Security Agreement, dated January 13,
          1999, by and among Doe Run, FPI and Congress Financial
          Corporation. (3)
10.5.4    Guarantee, dated January 13, 1999, between DRLH and Congress Financial
          Corporation. (3)
10.6      Contrato de Transferencia de Acciones, Aumento del Capital Social y
          Suscripcion de Acciones de La Empresa Metalurgica La Oroya S.A.
          (Contract of Stock Transfer, Capital Increase and Stock Subscription) (with
          English translation).(1)
10.7      Programa de Adecuacion y Manejo Ambiental (Environmental Remedy and
          Management Program) (with English translation).(1)
10.8.1    Convenio de Estabilidad Juridica Entre el Estado y La Empresa
          Metalurgica La Oroya S.A. (Legal Stability Agreement between the
          State and Empresa Metalurgica La Oroya S.A.) (with English translation).(1)
10.8.2    Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda. (Legal
          Stability Agreement with Doe Run MiningCommission for Foreign
          Investments and Technologies) (with English translation).(1)
10.8.3    Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
          (Legal Stability Agreement with Doe Run MiningMinistry of Energy and Mines) (with English translation).(1)
10.8.4    Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda. (Legal
          Stability Agreement with Doe Run PeruMinister of Energy and Mines)
          (with English translation).(1)
10.8.5    Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda. (Legal
          Stability Agreement with Doe Run PeruVice Minister of Mines)
          (with English translation).(1)
10.8.6    Convenio de Estabilidad Juridica con Doe Run Cayman Ltd. (Legal
          Stability Agreement with Doe Run CaymanCommission for Foreign
          Investments and Technologies) (with English translation).(1)
10.8.7    Remite Contrato de Estabilidad Administrativa Ambiental
          (Environmental Stability Agreement) (with English translation).(1)
10.9.1    Contrato de Linea de Credito en Moneda Extranjero (Contract for a
          Line of Credit in Foreign Currency), dated June 11, 1998, between
          Banco de Credito del Peru and Doe Run Peru (with English
          translation).(1)
10.9.2    Modificacion al Contrato de Linea de Credito en Moneda Extranjera
          y al Contrato   de Afectacion en Garantia de Pagos y/o Cobranzas y
          de Cuentas Cobranza (amendment to the Contract for Line of Credit in
          Foreign Currency and Collection Account Agreement, dated as of
          October 6, 1998, between Banco de Credito del Peru and Doe Run Peru
          S.R.L. (English translation to be filed by amendment).(3)
10.10     Contrato de Afectacion en Garantia de Pagos y/o Cobranzas y de
          Cuentas Cobran  za (Collection Account
          Agreement), dated June 11, 1998, between Banco de Credito del
          Peru and Doe Run Peru (with English translation).(1)
10.11     Contrato de Prenda de Minerales (Ore Collateral Agreement), dated
          June 11, 1998, between Banco de Credito del Peru and Doe Run Peru
          (with English translation).(1)






10.12     Security Agreement, dated as of September 1, 1998, by Doe Run in favor of State Street Bank and Trust Company, as trustee and collateral agent.(2)
10.13     Intercreditor Agreement, dated as of September 1, 1998, between
          State Street Bank and Trust Company, as note trustee, and
          Congress Financial Corporation, as lender.(2)
10.14     Management Consulting Agreement, dated as of April 17, 1994, as amended, between The Renco Group, Inc. and
          The Doe Run Resources Corporation.(3)
   21     List of Subsidiaries of Registrant. (3)
   27     Financial Data Schedule

- -----------
(1) Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended, (File No. 333-52285) originally filed May 11, 1998

(2) Incorporated by reference to Form 8-K (File No. 333-52285) filed September 16, 1998.

(3) Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended, (File No. 333-66291), originally filed October 29, 1998.