Form 10-Q
period 1999-01-31
DOE RUN RESOURCES CORP
filed 1999-03-17
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JANUARY 31, 1999 Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 333-66291

                       THE DOE RUN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                NEW YORK                                     13-1255630
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                        Identification No.)

     1801 PARK 270 DRIVE, SUITE 300
           ST. LOUIS, MISSOURI                                  63146
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (314) 453-7100

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

Number of shares outstanding of each of the issuer's classes of common stock, as of March 17, 1999:

COMMON STOCK, $.10 PAR VALUE                                       1,000 SHARES

                       THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                PAGE NO.
PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                    THE DOE RUN RESOURCES CORPORATION

Consolidated Balance Sheets
  January 31, 1999 and October 31, 1998                             3
Consolidated Statements of Operations
  Three Months  Ended January 31, 1999 and 1998                     4
Condensed Consolidated Statements of Cash Flows
  Three Months  Ended January 31, 1999 and 1998                     5
Notes to Consolidated Financial Statements                         6-17

                            DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
  January 31, 1999 and October 31, 1998                            18
Condensed Consolidated Statements of Operations
  Three Months  Ended January 31, 1999 and 1998                    19
Condensed Consolidated Statements of Cash Flows
  Three Months  Ended January 31, 1999 and 1998                    20
Notes to Condensed Consolidated Financial Statements               21


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   22-30

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK                                                      31

PART II.  OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                         31
(a)  EXHIBITS

Exhibit 27  Financial Data Schedule

SIGNATURES                                                         32

EXHIBIT INDEX                                                      33


PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       THE DOE RUN RESOURCES CORPORATION
                         CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           JANUARY 31,    OCTOBER 31,
                                                              1999           1998
                                                           -----------    -----------
                                                           (UNAUDITED)
                            ASSETS
Current assets:
  Cash                                                     $   8,729       $   4,646
  Trade accounts receivable, net of
    allowance for doubtful accounts                           72,615          86,338
  Inventories                                                127,532         126,467
  Prepaid expenses and other current assets                   32,232          30,306
                                                           ---------       ---------
    Total current assets                                     241,108         247,757
Property, plant and equipment, net                           259,677         264,468
Special term deposit                                         125,000         125,000
Net deferred tax assets                                         --             8,015
Other noncurrent assets, net                                  17,864          18,399
                                                           ---------       ---------
    Total assets                                           $ 643,649       $ 663,639
                                                           ---------       ---------
                                                           ---------       ---------

          LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Short-term borrowings and current maturities
    of long-term debt                                      $   6,238       $   2,018
  Accounts payable                                            43,570          53,698
  Accrued liabilities                                         51,247          50,670
  Net deferred tax liabilities                                  --             1,815
                                                           ---------       ---------
    Total current liabilities                                101,055         108,201
Long-term debt, less current maturities                      477,323         476,284
Postretirement benefits                                       12,266          12,227
Reclamation and environmental costs                           32,031          32,474
Net deferred tax liabilities                                   3,206           2,571
Other noncurrent liabilities                                  13,319          13,304
                                                           ---------       ---------
    Total liabilities                                        639,200         645,061

Shareholder's equity:
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                         --              --
  Additional paid-in capital                                   5,000           5,000
  Retained earnings                                             (551)         13,578
                                                           ---------       ---------
    Total shareholder's equity                                 4,449          18,578
                                                           ---------       ---------
    Total liabilities and shareholder's equity             $ 643,649       $ 663,639
                                                           ---------       ---------
                                                           ---------       ---------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS ENDED
                                                      JANUARY 31,
                                                 ---------------------
                                                   1999         1998
                                                 --------     --------
Net sales                                        $181,718     $169,086

Costs and expenses:
  Cost of sales                                   160,207      143,547
  Depletion, depreciation and amortization          8,177        5,714
  Selling, general and administrative               8,641        7,471
  Exploration                                        992          484
                                                 --------     --------
    Total costs and expenses                      178,017      157,216
                                                 --------     --------
    Income from operations                          3,701       11,870

Other income (expense):
  Interest expense                                (15,238)      (5,869)
  Interest income                                   3,650          365
  Other, net                                          926          135
                                                 --------     --------
                                                  (10,662)      (5,369)
                                                 --------     --------
    Income (loss) before income taxes              (6,961)       6,501

Income tax expense                                  7,168        4,527
                                                 --------     --------
    Net income (loss)                            $(14,129)    $  1,974
                                                 --------     --------
                                                 --------     --------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                 JANUARY 31,
                                                           ---------------------
                                                             1999         1998
                                                           --------     --------
Net cash provided by operating activities                  $  3,420     $    150
Cash flows from investing activities:
  Purchases of property, plant and equipment                 (3,815)      (3,416)
                                                           --------     --------
    Net cash used in investing activities                    (3,815)      (3,416)
Cash flows from financing activities:
  Proceeds from (payments on) revolving loans and
    short term borrowings, net                              (11,365)      11,091
  Payments on long-term debt                                   (895)        (845)
  Proceeds from sale/leaseback transaction                   17,162         --
  Payment of deferred financing costs                          (424)        (278)
                                                           --------     --------
    Net cash provided by financing activities                 4,478        9,968
                                                           --------     --------
    Net increase in cash                                      4,083        6,702

Cash at beginning of period                                   4,646        8,943
                                                           --------     --------
Cash at end of period                                      $  8,729     $ 15,645
                                                           --------     --------
                                                           --------     --------
Supplemental disclosure of cash flow information -
  Cash paid during the period for:
    Interest, net of capitalized interest                  $  2,194     $  2,394
                                                           --------     --------
                                                           --------     --------
    Income taxes                                           $  2,330     $  4,204
                                                           --------     --------
                                                           --------     --------


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (the Company). The common stock of the Company is owned by DR Acquisition Corp., a wholly-owned subsidiary of The Renco Group, Inc (Renco). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 1999 and results of operations for the three month periods ended January 31, 1999 and 1998. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  INVENTORIES

                                                  January 31,     October 31,
                                                     1999            1998
                                                     ----            ----
                                                  (UNAUDITED)
      Finished metals and concentrates             $  15,824      $  10,954
      Metals and concentrates in process              62,701         70,224
      Materials, supplies and repair parts            49,007         45,289
                                                   ---------      ---------
                                                   $ 127,532      $ 126,467
                                                   ---------      ---------
                                                   ---------      ---------


     Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,552 and $4,559 as of January 31, 1999 and October 31, 1998, respectively.

(3)  SALE/LEASEBACK TRANSACTION

     In January 1999, the Company finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. The Company has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. This transaction has been accounted for as a financing arrangement.

(4)  CHANGE IN TAXABLE STATUS

     On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary
     (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries, and the Company will continue to provide for state and local taxes for those jurisdictions that do not recognize QSSS status. As a result of this change in tax status, the elimination of federal and most

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6,200 for the three months ended January 31, 1999.

(5)  HEDGING

     The fair market value of the Company's net hedging positions at January 31, 1999 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

     The fair market value of the Company's net open hedging positions at January 31, 1999 was ($411).

(6)  ENVIRONMENTAL AND LITIGATION MATTERS
     ENVIRONMENTAL

     The Company has recorded a liability of $35,339 as of January 31, 1999, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

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

     The Company is working with regulators at the Herculaneum smelter to develop a new three-year compliance plan to meet the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan must be completed by September 2000 and will take effect after that date to implement the control measures identified in the plan. The Company expects to make capital expenditures for various control measures totaling approximately $2,900 in fiscal 1999 and anticipates additional future cash requirements of $3,000 during the three-year compliance period. Regulators could require that additional measures be included in the plan, which could increase the amount of anticipated capital expenditures.

     The Company has received notice that it is a potentially responsible party
     (PRP) subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     (CERCLA), at the following sites: four sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site and the National site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are four additional sites in St. Francois County for which the Environmental Protection Agency (EPA) has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of January 31, 1999 of $15,350 for these sites, including the four additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     The Company signed a voluntary Administrative Order of Consent (AOC) in 1994 with the EPA to remediate the Big River Mine Tailings site. In February 1997, the Company signed an AOC to perform an Engineering Evaluation/Cost Analysis (EE/CA) on the Bonne Terre site. In March 1998, an AOC was signed to perform an EE/CA on the National site. In addition to remediating the mine waste areas at these sites, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study
     (RIFS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RIFS is being conducted by a third party and is approximately one-half complete, with completion expected within two years. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

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

     The Company's recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserves as of January 31, 1999 of approximately $1,800 for future corrective actions and $2,600 for closure costs for the permitted storage area.

     The Company's domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. It is expected that stricter discharge limits than previously in effect will be included in permits now subject to renewal. As a result, there will be additional treatment facilities required, with anticipated total capital expenditures of $4,000 over the next five years to meet applicable permit requirements. Management does not expect an appreciable increase in operating costs.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. The Company has begun certain closure requirements ahead of closure and will accrue for the cost of ultimate closure at a rate of approximately $450 per year. The Company's mine closure reserves were approximately $7,200 as of January 31, 1999.

          FOREIGN OPERATIONS

     Doe Run Peru S.R.L. (Doe Run Peru) has submitted to and received approval from the Peruvian government for the Programa de Adecuacion y Manejo Ambiental (Environmental Adjustment and Management Program) (the PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations, and five years for any other type of mining or metallurgical operation). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements.

     Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006: (i) new sulfuric acid plants; (ii) elimination of fugitive gases from the coke plant; (iii) use of oxygenated gases in the anodic residue plant; (iv) water treatment plant for the copper refinery; (v) a recirculation system for cooling waters at the smelter; (vi) management and disposal of acidic solutions at the silver refinery; (vii) industrial waste water treatment plant for the smelter and refinery; (viii) containment dam for the lead muds near the zileret plant;
     (ix) granulation process water at the lead smelter; (x) anode washing system at the zinc refinery; (xi) management and disposal of lead and copper slag wastes; and (xii) domestic waste water treatment and domestic waste disposal. Annual spending on a calendar year basis approved in the PAMA is as follows:

                                       ESTIMATED
              YEAR                       COSTS
              1999                     $   5,050
              2000                        11,265
              2001                        13,800
              2002                        14,300
              2003                        13,180
              2004                        30,055
              2005                        34,790
              2006                        42,040
                                       ---------
                                       $ 164,480
                                       ---------
                                       ---------

     The current estimate for the environmental projects under the PAMA and additional related process changes for Doe Run Peru is approximately $195,000.

     Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects, which are more fully discussed below, have been designed

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Doe Run Peru has advised the MEM that it intends to seek changes in certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the Doe Run Peru purchase agreement related to the acquisition of the La Oroya assets in October 1997, Empresa Miner del Centro del Peru S.A> (Centromin), the previous owner of the La Oroya assets, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

     According to the purchase agreement, the Company has the option to continue the use of Doe Run Peru's existing zinc ferrite disposal site until October 2000, after which it can take ownership of the site or create a new site. If the Company chooses to take ownership of the site, it will be responsible for its closure costs. The Company has accrued for management's estimate of the closure costs, or $7,200. If the Company abandons the ferrite site, it must pay this amount to Centromin.

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

     LITIGATION

     The Company is a defendant in four lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be composed of children who lived in Herculaneum during a period of time when they were six months to six years old, and the remedy sought is medical monitoring for the class. The second class action similarly is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the purported size of the class is every home in Herculaneum, Missouri. The other two cases are personal injury actions by fourteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

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

(7)  GUARANTOR SUBSIDIARIES

     The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors) Doe Run Cayman Ltd. (Doe Run Cayman) and certain subsidiaries, Doe Run Mining S.R.L. and its subsidiaries Empressa Minera Cobriza S.A. and Doe Run Development S.A.C.; and Doe Run Peru and its wholly-owned subsidiary, Doe Run Air S.A.C.) have jointly and severally, fully, unconditionally and irrevocably guaranteed the unsecured debt of the Company. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7)  GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                       AS OF JANUARY 31, 1999 (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                The Company
                                                                 Excluding                      Doe Run Cayman
                                                                 Guarantor        Domestic        and Certain
                                                                Subsidiaries     Guarantors      Subsidiaries
                                                                ------------     ----------     ---------------
                                    ASSETS
Current assets:
  Cash                                                           $    --          $   --           $      25
  Trade accounts receivable, net of
    allowance for doubtful accounts                                 45,889           6,048             9,694
  Inventories                                                       45,019           1,769             8,369
  Prepaid expenses and other current assets                          9,405             175             4,579
  Due from subsidiaries                                             12,240            --              14,464
  Due from parent                                                     --              --                --
                                                                 ---------        --------         ---------
    Total current assets                                           112,553           7,992            37,131
Property, plant and equipment, net                                 146,367           8,746             3,608
Special term deposit                                               125,000            --                --
Net deferred tax assets                                               --              --                --
Other noncurrent assets, net                                        16,806             366               275
Investment in subsidiaries                                          21,027            --             160,382
                                                                 ---------        --------         ---------
    Total assets                                                 $ 421,753        $ 17,104         $ 201,396
                                                                 ---------        --------         ---------
                                                                 ---------        --------         ---------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities
    of long-term debt                                            $    --          $   --           $   1,278
  Accounts payable                                                  15,104           3,506             1,125
  Accrued liabilities                                               31,965             264             9,143
  Net deferred tax liabilities                                        --              --                --
  Due to subsidiaries                                                 --              --              40,936
  Due to parent                                                       --            11,342              --
                                                                 ---------        --------         ---------
    Total current liabilities                                       47,069          15,112            52,482
Long-term debt, less current maturities                            321,749            --             127,595
Net deferred tax liabilites                                           --              --                   5
Other noncurrent liabilities                                        48,486           1,930              --
                                                                 ---------        --------         ---------
    Total liabilities                                              417,304          17,042           180,082

Shareholders' equity:
  Common stock, $.10 par value, 1,000 shares
     authorized, issued, and outstanding                              --              --                --
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                               --                 1              --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                                --              --               2,005
  Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                         --              --                --
  Additional paid in capital                                         5,000           1,205              --
  Retained earnings                                                   (551)         (1,144)           19,309
                                                                 ---------        --------         ---------
    Total shareholders' equity                                       4,449              62            21,314
                                                                 ---------        --------         ---------
    Total liabilities and shareholders' equity                   $ 421,753        $ 17,104         $ 201,396
                                                                 ---------        --------         ---------
                                                                 ---------        --------         ---------

                                                                 Doe Run
                                                                 Peru and                          The
                                                                Subsidiary     Eliminations      Company
                                                                ----------     ------------      -------
                                    ASSETS
Current assets:
  Cash                                                           $   8,704     $     --          $   8,729
  Trade accounts receivable, net of
    allowance for doubtful accounts                                 20,996        (10,012)          72,615
  Inventories                                                       71,953            422          127,532
  Prepaid expenses and other current assets                         19,458         (1,385)          32,232
  Due from subsidiaries                                               --          (26,704)            --
  Due from parent                                                   40,936        (40,936)            --
                                                                 ---------     ----------        ---------
    Total current assets                                           162,047        (78,615)         241,108
Property, plant and equipment, net                                 100,956           --            259,677
Special term deposit                                                  --             --            125,000
Net deferred tax assets                                               --             --               --
Other noncurrent assets, net                                           417           --             17,864
Investment in subsidiaries                                            --         (181,409)            --
                                                                 ---------     ----------        ---------
    Total assets                                                 $ 263,420     $ (260,024)       $ 643,649
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current maturities
    of long-term debt                                            $   4,960     $     --          $   6,238
  Accounts payable                                                  33,847        (10,012)          43,570
  Accrued liabilities                                               11,260         (1,385)          51,247
  Net deferred tax liabilities                                        --             --               --
  Due to subsidiaries                                                 --          (40,936)            --
  Due to parent                                                     15,362        (26,704)            --
                                                                 ---------     ----------        ---------
    Total current liabilities                                       65,429        (79,037)         101,055
Long-term debt, less current maturities                             27,979           --            477,323
Net deferred tax liabilites                                          3,201           --              3,206
Other noncurrent liabilities                                         7,200           --             57,616
                                                                 ---------     ----------        ---------
    Total liabilities                                              103,809        (79,037)         639,200

Shareholders' equity:
  Common stock, $.10 par value, 1,000 shares
     authorized, issued, and outstanding                              --             --               --
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                               --               (1)            --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                                --           (2,005)            --
  Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                      247,926       (247,926)            --
  Additional paid in capital                                      (125,000)       123,795            5,000
  Retained earnings                                                 36,685        (54,850)            (551)
                                                                 ---------     ----------        ---------
    Total shareholders' equity                                     159,611       (180,987)           4,449
                                                                 ---------     ----------        ---------
    Total liabilities and shareholders' equity                   $ 263,420     $ (260,024)       $ 643,649
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                The Company
                                                                 Excluding                      Doe Run Cayman
                                                                 Guarantor        Domestic        and Certain
                                                                Subsidiaries     Guarantors      Subsidiaries
                                                                ------------     ----------     ---------------
                           ASSETS
Current assets:
  Cash                                                          $     --       $     --          $      89
  Trade accounts receivable, net of
    allowance for doubtful accounts                                 51,387          5,127            4,374
  Inventories                                                       39,545          1,735            6,506
  Prepaid expenses and other current assets                          6,966            134            3,366
  Due from subsidiaries                                             20,434           --             10,388
  Due from parent                                                     --             --               --
                                                                 ---------     ----------        ---------
    Total current assets                                           118,332          6,996           24,723
Property, plant and equipment, net                                 151,255          8,818            3,634
Special term deposit                                               125,000           --               --
Net deferred tax assets                                              8,015           --               --
Other noncurrent assets, net                                        17,274            391              286
Investment in subsidiaries                                          20,776           --            156,174
                                                                 ---------     ----------        ---------
          Total assets                                           $ 440,652     $   16,205        $ 184,817
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                           $     895     $     --          $   1,123
  Accounts payable                                                  21,120          2,937            4,971
  Accrued liabilities                                               28,692            366            7,107
  Net deferred tax liabilities                                       1,815           --               --
  Due to subsidiaries                                                 --             --             22,144
  Due to parent                                                       --           11,068              811
                                                                 ---------     ----------        ---------
    Total current liabilities                                       52,522         14,371           36,156
Long-term debt, less current maturities                            320,689           --            127,595
Net deferred tax liabilites                                           --             --                  5
Other noncurrent liabilities                                        48,863          1,942             --
                                                                 ---------     ----------        ---------
    Total liabilities                                              422,074         16,313          163,756

Shareholders' equity:
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                               --             --               --
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                               --                1             --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                                --             --              2,005
  Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                         --             --               --
  Additional paid in capital                                         5,000            935             --
  Retained earnings                                                 13,578         (1,044)          19,056
                                                                 ---------     ----------        ---------
    Total shareholders' equity                                      18,578           (108)          21,061
                                                                 ---------     ----------        ---------
    Total liabilities and shareholders' equity                   $ 440,652     $   16,205        $ 184,817
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------

                                                                 Doe Run
                                                                 Peru and                          The
                                                                Subsidiary     Eliminations      Company
                                                                ----------     ------------      -------
                                    ASSETS
Current assets:
  Cash                                                           $   4,557     $     --          $   4,646
  Trade accounts receivable, net of
    allowance for doubtful accounts                                 30,935         (5,485)          86,338
  Inventories                                                       78,150            531          126,467
  Prepaid expenses and other current assets                         21,923         (2,083)          30,306
  Due from subsidiaries                                                 85        (30,907)            --
  Due from parent                                                   22,144        (22,144)            --
                                                                 ---------     ----------        ---------
    Total current assets                                           157,794        (60,088)         247,757
Property, plant and equipment, net                                 100,761           --            264,468
Special term deposit                                                  --             --            125,000
Net deferred tax assets                                               --             --              8,015
Other noncurrent assets, net                                           448           --             18,399
Investment in subsidiaries                                            --         (176,950)            --
                                                                 ---------     ----------        ---------
    Total assets                                                 $ 259,003     $ (237,038)       $ 663,639
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                           $    --       $     --          $   2,018
  Accounts payable                                                  30,155         (5,485)          53,698
  Accrued liabilities                                               16,588         (2,083)          50,670
  Net deferred tax liabilities                                        --             --              1,815
  Due to subsidiaries                                                 --          (22,144)            --
  Due to parent                                                     19,028        (30,907)            --
                                                                 ---------     ----------        ---------
    Total current liabilities                                       65,771        (60,619)         108,201
Long-term debt, less current maturities                             28,000           --            476,284
Net deferred tax liabilites                                          2,566           --              2,571
Other noncurrent liabilities                                         7,200           --             58,005
                                                                 ---------     ----------        ---------
    Total liabilities                                              103,537        (60,619)         645,061

Shareholders' equity:
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                               --             --               --
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                               --               (1)            --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                                --           (2,005)            --
  Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                      247,926       (247,926)            --
  Additional paid in capital                                      (125,000)       124,065            5,000
  Retained earnings                                                 32,540        (50,552)          13,578
                                                                 ---------     ----------        ---------
    Total shareholders' equity                                     155,466       (176,419)          18,578
                                                                 ---------     ----------        ---------
    Total liabilities and shareholders' equity                   $ 259,003     $ (237,038)       $ 663,639
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                THREE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               The Company
                                                Excluding                  Doe Run Cayman     Doe Run
                                                Guarantor      Domestic      and Certain      Peru and                      The
                                               Subsidiaries   Guarantors    Subsidiaries     Subsidiary   Eliminations    Company
                                               ------------   ----------   ---------------   ----------   ------------   ---------
Net sales                                       $  74,686      $ 6,214        $  8,201       $ 107,774     $ (15,157)    $ 181,718
Costs and expenses:
  Cost of sales                                    64,961        5,213           6,822          90,919        (7,708)      160,207
  Depletion, depreciation and amortization          5,924          381              26           1,846          --           8,177
  Selling, general and administrative               3,773          381           3,277           8,550        (7,340)        8,641
  Exploration                                         992         --              --              --            --             992
                                                ---------      -------        --------       ---------     ---------     ---------
     Total costs and expenses                      75,650        5,975          10,125         101,315       (15,048)      178,017
                                                ---------      -------        --------       ---------     ---------     ---------
     Income (loss) from operations                   (964)         239          (1,924)          6,459          (109)        3,701
Other income (expense):
  Interest expense                                (10,171)        (283)         (3,787)         (1,280)          283       (15,238)
  Interest income                                   3,822         --                40              71          (283)        3,650
  Other, net                                         (405)         (56)          1,716            (329)         --             926
  Equity in earnings of subsidiaries                  (19)        --             4,208            --          (4,189)         --
                                                ---------      -------        --------       ---------     ---------     ---------
                                                   (6,773)        (339)          2,177          (1,538)       (4,189)      (10,662)
                                                ---------      -------        --------       ---------     ---------     ---------
    Income (loss) before income tax expense        (7,737)        (100)            253           4,921        (4,298)       (6,961)

  Income tax expense                                6,392         --              --               776          --           7,168
                                                ---------      -------        --------       ---------     ---------     ---------
    Net income (loss)                           $ (14,129)     $  (100)       $    253       $   4,145     $  (4,298)    $ (14,129)
                                                ---------      -------        --------       ---------     ---------     ---------
                                                ---------      -------        --------       ---------     ---------     ---------


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               The Company
                                                Excluding                  Doe Run Cayman     Doe Run
                                                Guarantor      Domestic      and Certain      Peru and                      The
                                               Subsidiaries   Guarantors    Subsidiaries     Subsidiary   Eliminations    Company
                                               ------------   ----------   ---------------   ----------   ------------   ---------
Net sales                                       $  56,147      $ 4,082        $   --          $111,811     $  (2,954)    $ 169,086
Costs and expenses:
  Cost of sales                                    51,369        3,950            (224)         91,148        (2,696)      143,547
  Depletion, depreciation and amortization          3,893          122              42           1,657          --           5,714
  Selling, general and administrative               2,411          363            --             4,697          --           7,471
  Exploration                                         484         --              --              --            --             484
                                                ---------      -------        --------       ---------     ---------     ---------
    Total costs and expenses                       58,157        4,435            (182)         97,502        (2,696)      157,216
                                                ---------      -------        --------       ---------     ---------     ---------
    Income (loss) from operations                  (2,010)        (353)            182          14,309          (258)       11,870
Other income (expense):
  Interest expense                                 (3,290)        (124)         (2,892)            (32)          469        (5,869)
  Interest income                                     147         --              --               342          (124)          365
  Other, net                                           31          (22)            (45)            171          --             135
  Equity in earnings of subsidiaries               16,333         --             9,517            --         (25,850)         --
                                                ---------      -------        --------       ---------     ---------     ---------
                                                   13,221         (146)          6,580             481       (25,505)       (5,369)
                                                ---------      -------        --------       ---------     ---------     ---------
    Income (loss) before income tax expense        11,211         (499)          6,762          14,790       (25,763)        6,501

  Income tax expense                                   65           16            (827)          5,273          --           4,527
                                                ---------      -------        --------       ---------     ---------     ---------
    Net income (loss)                           $  11,146      $  (515)       $  7,589       $   9,517     $ (25,763)    $   1,974
                                                ---------      -------        --------       ---------     ---------     ---------
                                                ---------      -------        --------       ---------     ---------     ---------


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                The Company
                                                                 Excluding                      Doe Run Cayman
                                                                 Guarantor        Domestic        and Certain
                                                                Subsidiaries     Guarantors      Subsidiaries
                                                                ------------     ----------     ---------------
Net cash provided by (used in) operating activities              $  (5,997)       $   (255)        $  (9,761)
Cash flows from investing activities:
  Purchases of property, plant and equipment                        (1,755)            (19)             --
  Investment in subsidiaries                                            19            --              (4,208)
                                                                 ---------        --------         ---------
    Net cash provided by (used in) investing activities             (1,736)            (19)           (4,208)
Cash flows from financing activities:
  Proceeds from (payments on ) revolving
    loans and short-term borrowings, net                               858            --                --
  Payments on long-term debt                                          (895)           --                --
  Proceeds from sale/leaseback transaction                                                              --
  Payment of deferred financing costs                                 (424)           --                --
  Loans from parent/subsidiaries                                     8,194             274            13,905
                                                                 ---------        --------         ---------
    Net cash provided by (used in) financing activities              7,733             274            13,905
                                                                 ---------        --------         ---------
    Net increase (decrease) in cash                                   --              --                 (64)

Cash at beginning of period                                           --              --                  89
                                                                 ---------        --------         ---------
Cash at end of period                                            $    --          $   --           $      25
                                                                 ---------        --------         ---------
                                                                 ---------        --------         ---------

                                                                 Doe Run
                                                                 Peru and                          The
                                                                Subsidiary     Eliminations      Company
                                                                ----------     ------------      -------
Net cash provided by (used in) operating activities              $  23,622     $   (4,189)       $   3,420
Cash flows from investing activities:
  Purchases of property, plant and equipment                        (2,041)          --             (3,815)
  Investment in subsidiaries                                          --            4,189             --
                                                                 ---------     ----------        ---------
    Net cash provided by (used in) investing activities             (2,041)         4,189           (3,815)
Cash flows from financing activities:
  Proceeds from (payments on ) revolving
    loans and short-term borrowings, net                           (12,223)          --            (11,365)
  Payments on long-term debt                                          --             --               (895)
  Proceeds from sale/leaseback transaction                          17,162                          17,162
  Payment of deferred financing costs                                 --             --               (424)
  Loans from parent/subsidiaries                                   (22,373)          --               --
                                                                 ---------     ----------        ---------
    Net cash provided by (used in) financing activities            (17,434)          --              4,478
                                                                 ---------     ----------        ---------
    Net increase (decrease) in cash                                  4,147           --              4,083

Cash at beginning of period                                          4,557           --              4,646
                                                                 ---------     ----------        ---------
Cash at end of period                                            $   8,704     $     --          $   8,729
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED JANUARY 31, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                The Company
                                                                 Excluding                      Doe Run Cayman
                                                                 Guarantor        Domestic        and Certain
                                                                Subsidiaries     Guarantors      Subsidiaries
                                                                ------------     ----------     ---------------
Net cash provided by (used in) operating activities              $   5,145        $   (116)        $  11,211
Cash flows from investing activities:
  Purchases of property, plant and equipment                        (2,059)         (1,357)             --
  Investment in subsidiaries                                       (16,333)           --              (9,517)
                                                                 ---------        --------         ---------
    Net cash provided by (used in) investing activities            (18,392)         (1,357)           (9,517)
Cash flows from financing activities:
  Proceeds from (payments on ) revolving
    loans and short-term borrowings, net                            14,091            --              (3,000)
  Payments on long-term debt                                          (845)           --                --
  Payment of deferred financing costs                                 (278)           --                --
  Loans from parent/subsidiaries                                      (334)          1,473             2,459
                                                                 ---------        --------         ---------
    Net cash provided by financing activities                       12,634           1,473              (541)
                                                                 ---------        --------         ---------
    Net increase (decrease) in cash                                   (613)           --               1,153

Cash at beginning of period                                          1,579            --               2,351
                                                                 ---------        --------         ---------
Cash at end of period                                            $     966        $   --           $   3,504
                                                                 ---------        --------         ---------
                                                                 ---------        --------         ---------

                                                                 Doe Run
                                                                 Peru and                          The
                                                                Subsidiary     Eliminations      Company
                                                                ----------     ------------      -------
Net cash provided by (used in) operating activities              $   9,760     $  (25,850)       $     150
Cash flows from investing activities:
  Purchases of property, plant and equipment                          --             --             (3,416)
  Investment in subsidiaries                                          --           25,850             --
                                                                 ---------     ----------        ---------
    Net cash provided by (used in) investing activities               --           25,850           (3,416)
Cash flows from financing activities:
  Proceeds from (payments on ) revolving
    loans and short-term borrowings, net                              --             --             11,091
  Payments on long-term debt                                          --             --               (845)
  Payment of deferred financing costs                                 --             --               (278)
  Loans from parent/subsidiaries                                    (3,598)          --               --
                                                                 ---------     ----------        ---------
    Net cash provided by financing activities                       (3,598)          --              9,968
                                                                 ---------     ----------        ---------
           Net increase (decrease) in cash                           6,162           --              6,702

Cash at beginning of period                                          5,013           --              8,943
                                                                 ---------     ----------        ---------
Cash at end of period                                            $  11,175     $     --          $  15,645
                                                                 ---------     ----------        ---------
                                                                 ---------     ----------        ---------


                              DOE RUN PERU S.R.L.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JANUARY 31,     OCTOBER 31,
                                                                   1999             1998
                                                                -----------     -----------
                                                                (UNAUDITED)
                                ASSETS
Current assets:
  Cash                                                          $   8,704       $   4,557
  Trade accounts receivable, net of
    allowance for doubtful accounts                                20,996          30,935
  Inventories                                                      71,953          78,150
  Prepaid expenses and other current assets                        19,458          21,923
  Due from parent/subsidiaries                                     40,936          22,229
                                                                ---------       ---------
    Total current assets                                          162,047         157,794

Property, plant and equipment, net                                100,956         100,761
Other noncurrent assets, net                                          417             448
                                                                ---------       ---------
    Total assets                                                $ 263,420       $ 259,003
                                                                ---------       ---------
                                                                ---------       ---------

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current maturities
    of long-term debt                                           $   4,960       $    --
  Accounts payable                                                 33,847          30,155
  Accrued liabilities                                              11,260          16,588
  Due to parent                                                    15,362          19,028
                                                                ---------       ---------
    Total current liabilities                                      65,429          65,771

Long term debt, less current maturities                            27,979          28,000
Net deferred tax liabilities                                        3,201           2,566
Other noncurrent liabilities                                        7,200           7,200
                                                                ---------       ---------
    Total liabilities                                             103,809         103,537

Shareholders' equity:

  Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                     247,926         247,926
  Due from shareholder                                           (125,000)       (125,000)
  Retained earnings                                                36,685          32,540
                                                                ---------       ---------
    Total shareholders' equity                                    159,611         155,466
                                                                ---------       ---------
    Total liabilities and shareholders' equity                  $ 263,420       $ 259,003
                                                                ---------       ---------
                                                                ---------       ---------


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                 THREE MONTHS
                                               ENDED JANUARY 31,
                                            -----------------------
                                              1999           1998
                                            ---------      ---------
Net sales                                   $ 107,774      $ 111,811

Costs and expenses:
  Cost of sales                                90,919         91,148
  Depreciation and amortization                 1,846          1,657
  Selling, general and administrative           8,550          4,697
                                            ---------      ---------
    Total costs and expenses                  101,315         97,502
                                            ---------      ---------

    Income from operations                      6,459         14,309

Other income (expense):
  Interest expense                             (1,280)           (32)
  Interest income                                  71            342
  Other, net                                     (329)           171
                                            ---------      ---------
                                               (1,538)           481
                                            ---------      ---------
    Income before income tax expense            4,921         14,790

Income tax expense                                776          5,273
                                            ---------      ---------
    Net income                              $   4,145      $   9,517
                                            ---------      ---------
                                            ---------      ---------


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                           THREE MONTHS
                                                         ENDED JANUARY 31,
                                                      -----------------------
                                                        1999           1998
                                                      ---------      ---------
Net cash provided by operating activities             $  23,622      $  9,760
Cash flows from investing activities:
  Purchases of property, plant and equipment             (2,041)         --
                                                      ---------      --------
    Net cash provided by  investing activities           (2,041)         --
Cash flows from financing activities:
  Payments on revolving loans and short-term
    borrowings, net                                     (12,223)         --
  Proceeds from sale/leaseback transaction               17,162          --
  Loans to parent                                       (22,373)       (3,598)
                                                      ---------      --------
    Net cash used in financing activities               (17,434)       (3,598)
                                                      ---------      --------
    Net increase in cash                                  4,147         6,162

Cash at beginning of period                               4,557         5,013
                                                      ---------      --------
Cash at end of period                                 $   8,704      $ 11,175
                                                      ---------      --------
                                                      ---------      --------


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  BASIS OF PRESENTATION

     UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the interim condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of January 31, 1999 and results of operations for the three month periods ended January 31, 1999 and 1998. Interim periods are not necessarily indicative of results to be expected for the year.

(2)  INVENTORIES

                                                 JANUARY 31,     OCTOBER 31,
                                                    1999            1998
                                                    ----            ----
                                                 (UNAUDITED)
Refined metals and concentrates for sale         $  5,553        $  3,857
Metals and concentrates in process                 44,979          54,534
Materials, supplies and spare parts                21,421          19,759
                                                 --------        --------
                                                 $ 71,953        $ 78,150
                                                 --------        --------
                                                 --------        --------

(2)  SALE/LEASEBACK TRANSACTION

     In January 1999, the Company finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. The Company has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. This transaction has been accounted for as a financing arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes the U.S. operations of the Company, including FPI, and the Peruvian operations of the Company, including Doe Run Cayman and its Peruvian subsidiaries, and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1999 (THE 1999 QUARTER) COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998 (THE 1998 QUARTER)

     The Company reported a net loss of $14.1 million for the 1999 quarter compared to net earnings of $2.0 million for the 1998 quarter. The Company's U.S. operations reported a net loss of $18.2 million for the 1999 quarter compared to a net loss of $5.6 million in 1998 quarter. This decrease in net earnings was primarily due to; a write-off of deferred tax balances of $6.2 million associated with a change in tax status to a qualified subchapter S subsidiary, increased interest expense, and lower lead, copper and zinc prices. See "Item 1. Financial Statements Note 4 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status. Peruvian operations contributed $4.1 million to net earnings for the 1999 quarter (excluding intercompany charges of $4.1 million) compared to net earnings of $7.6 million in the 1998 quarter. The decrease in Peruvian net earnings was due primarily to; increased unit production cost of silver, resulting from a lower recovery percentage of silver from feed material, lower treatment charges for copper, increased operating costs and increased interest expense, partially offset by lower income taxes.

     The Company's results for the 1999 quarter reflect declines in the market prices of lead, copper, zinc, and silver from the prior year. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association
(LBMA) price for silver for the periods indicated:

                               Three Months Ended
                                   January 31,
                            -------------------------
                               1999           1998
                            ----------     ---------
Average Prices
  Lead ($/ton)              $  449.80      $  490.00
  Copper ($/ton)             1,335.20       1,622.80
  Zinc ($/ton)                 864.80       1,019.40
  Silver ($/troy ounce)          5.00           5.58


     The following table sets forth the Company's production statistics for the periods indicated:

                                                        Three Months Ended
                                                            January 31,
                                                     -------------------------
                                                        1999           1998
                                                     ----------     ---------
U.S. Operations
  Lead metal - primary (short tons)                    93,103         64,184
  Lead metal - secondary (short tons)                  27,152         26,047
  Lead concentrates (metal content, short tons)        91,570         59,055
  Ore Grade                                             5.54%          5.26%

Peruvian Operations
  Refined copper (short tons)                          17,351         18,170
  Refined lead (short tons)                            29,519         28,175
  Refined zinc (short tons)                            19,924         19,614
  Refined silver (thousands of troy ounces)             8,067          6,322
  Refined gold (thousands of troy ounces)                  15             13


     Mine production of lead metal in concentrates for the 1999 quarter increased by 55.1% compared to the 1998 quarter . Of this increase, 48.2% was attributable to the acquisition of the Missouri Lead Division assets of ASARCO Incorporated (the MLD Acquisition). Production by existing properties was 6.9% better than the prior year primarily due to an increase in ore grade from 5.26% in the 1998 quarter to 5.80% in the 1999 quarter. While production exceeded the prior year, it was slightly less than planned, in spite of the improved ore grade, due to three abnormal incidents which disrupted production. The first incident was a broken hoist cable and destruction of the hoisting skip at the Fletcher mine caused by ice in a hoisting shaft. The second incident was the failure of a water discharge pipeline causing temporary flooding in the Sweetwater mine and the third incident was an electrical fire in the Buick mill motor control room. The Company has installed additional alarm systems and improved monitoring procedures in an effort to prevent similar incidents. Unanticipated difficult ground conditions in the West Fork mine also slowed production during the 1999 quarter. The Company modified roof bolting practices to resolve this problem and production had returned to normal by the end of the 1999 quarter.

     Primary smelter production for the 1999 quarter was 45.1% greater than the 1998 quarter. The MLD Acquisition accounted for an increase of 51.8%. Production at the Company's Herculaneum smelter was 6.7% less than the prior year due primarily to cooling system failures on its blast furnaces. The resulting production shortfall generated significant unfavorable operating cost variances in the 1999 quarter. By the end of the quarter, Herculaneum's production rate had returned to planned levels, and the Company anticipates recovery of the lost production by the end of the fiscal year.

     Secondary smelter production in the quarter exceeded the 1998 quarter by 4.2% primarily due to scheduling of the annual reverberatory furnace rebuild in the second quarter of 1999 versus the first quarter of 1998.

     During the third quarter of 1998, La Oroya installed equipment that increased the capacity of its silver and lead refineries by approximately 25.0% and 4.8%, respectively. These improvements along with improvements in operating efficiency are reflected in the production results for the 1999 quarter. Refined silver production exceeded the first quarter of the prior year by 27.6%, while refined lead production was up 4.8%. Copper production was slightly lower than the first quarter of the prior year primarily due to the reduced availability of suitable concentrates. The tight market conditions for copper concentrates continue currently and the Company intends to partially migrate the impact of these market conditions by maximizing production of copper concentrates from its Cobriza.

     Results of operations for the three months ended January 31, 1999 and 1998 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

     NET SALES in the 1999 quarter were $181.7 million compared to $169.1 million in the 1998 quarter. A decrease of $3.9 million is attributable to Peruvian operations. U. S. net sales were $16.5 million or 27.6% higher in the 1999 quarter, compared to the 1998 quarter, primarily due to greater lead metal and zinc concentrate sales volume associated with the MLD Acquisition, offset by lower realized prices for lead, zinc and copper.

     The following table sets forth the sales volume and realized prices for the Company's U. S. operations for the periods indicated:

                                                  Three Months Ended
                                                      January 31,
                                               -------------------------
                                                 1999           1998
                                               ----------     ---------
Sales volumes (short tons)
  Lead metal                                     103,990         70,432
  Zinc concentrates                               22,974         14,831
  Copper concentrates                              3,466          5,763

Realized Prices ($/ton)
  Lead metal                                     $527.88        $581.67
  Zinc concentrates                               274.35         375.97
  Copper concentrates                             181.48         203.02


     Lead metal net sales increased 34.0% from $41.0 million in the 1998 quarter to $54.9 million in the first quarter of 1999. An increase of $19.5 million in lead metal net sales resulted from the volume increase discussed above. The average LME price for lead metal decreased 8.2% in the first quarter of 1999 compared to the corresponding period in 1998. As a result, the Company's net realized price was 9.2% lower in the 1999 quarter reducing net sales by $5.6 million. Net realized prices for lead metal include the effects of changes in premiums received as well as net hedging activity. Lower realized prices for zinc and copper concentrates, and lower copper concentrate volume were partially offset by the increase in zinc concentrate volume. Other sales were higher by approximately $2.6 million primarily due to increased sales by Seafab Metals Company, a division of FPI, which returned to full production after relocating its fabrication plant during 1998.

     COST OF SALES for the 1999 quarter was $160.2 million compared to $143.5 million for the 1998 quarter. Of this increase, $1.8 million is attributable to Peruvian operations. U.S. cost of sales for the first quarter of 1999 was $14.9 million greater than the 1998 quarter. The increased sales volume of lead metal and zinc concentrates discussed above accounted for a cost of sales increase of $21.5 million, which was offset by an 11.1% reduction in the per unit production cost for lead metal. This lower production cost is primarily the result of programs the Company implemented during the second quarter of 1998 to minimize the impact of metal price declines through cost reductions and productivity and revenue enhancements. These programs, which are ongoing, include maintenance and other expense reductions, selective mining of higher grade ores and increased primary and secondary smelter production, all of which contributed to improved unit production cost in the 1999 quarter. Also contributing to lower unit costs were certain production efficiencies realized as a result of the MLD Acquisition.

     DEPLETION, DEPRECIATION AND AMORTIZATION for the 1999 quarter increased by $2.5 million compared to the 1998 quarter. An increase of $0.2 million was attributable to Peruvian operations. The increase in depletion, depreciation, and amortization for U.S. operations was $2.3 million, which was primarily attributable to the MLD Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased by $1.2 million in the 1999 quarter compared to the 1998 quarter. Peruvian operations accounted for $0.2 million of this increase. Increased U.S. selling and administrative expenses associated with Peruvian operations totaled $0.9 million for the first quarter of 1999. The cost of selling and administrative services provided by the Company to its Peruvian subsidiaries was reimbursed by fees collected under various services and agency agreements. These fees have been eliminated from the Company's consolidated financial statements. An increase in management fees paid to Renco of $0.3 million was partially offset by savings on other expenses.

     EXPLORATION expense for the 1999 quarter increased $0.5 million compared to the 1998 quarter due to more extensive evaluation of potential mineral properties primarily in Missouri.

     INCOME FROM OPERATIONS for the 1999 quarter was $3.7 million compared to $11.9 million for the 1998 quarter. Peruvian operations, excluding intercompany transactions, accounted for a decrease of $5.7 million. The decrease in U.S. income from operations is due to the factors discussed above.

     INTEREST EXPENSE increased by $9.4 million from the 1998 quarter to the 1999 quarter. This increase is the result of an increase of approximately $269.6 million in the Company's average outstanding debt balance, higher average interest rates and increased amortization of deferred financing fees associated with the Notes. The increase in the Company's average outstanding debt balance was primarily the result of the $125 million required for a deposit made in a foreign bank as collateral for a loan made to Doe Run Mining (the Special Term Deposit), borrowing to finance the MLD Acquisition and increased working capital required for Peruvian operations and for operations of the assets acquired in the MLD Acquisition.

     INTEREST INCOME increased $3.3 million from the 1998 quarter to the 1999 quarter primarily due to interest income on the $125.0 million Special Term Deposit.

     INCOME TAX EXPENSE for the 1999 quarter reflects the impact of a change in tax status effective at the beginning of the fiscal year. See "Item 1. Financial Statements--Note 4 to the Company's Consolidated Financial Statements." As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6.2 million in the 1999 quarter.

RESULTS OF PERUVIAN OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 1999 (THE 1999 QUARTER) COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1998 (THE 1998 QUARTER)

     The following table set forth the operating results, sales volumes and realized prices of the Company's Peruvian operations for the periods indicated:

                                                      Three Months Ended
                                                          January 31,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ---------
RESULTS OF OPERATIONS
  Net sales                                        $ 107,774      $ 111,811
  Costs and expenses:
    Cost of sales                                     92,746         90,924
    Depreciation and amortization                      1,872          1,699
    Selling, general and administrative                4,487          4,697
    Intercompany fees                                  4,071            --
                                                   ---------      ---------
      Total costs and expenses                       103,176         97,320
                                                   ---------      ---------

      Income from operations                           4,598         14,491

  Other income (expense)
    Interest expense                                  (5,067)        (2,924)
    Interest income                                      111            342
    Other, net                                         1,387            126
                                                   ---------      ---------
                                                      (3,569)        (2,456)
                                                   ---------      ---------
    Income before income tax expense               $   1,029      $  12,035
                                                   ---------      ---------
                                                   ---------      ---------

  Note: The following eliminations were made in consolidating these results with the Company.

  Net sales                                        $   2,427      $   2,562
  Cost of sales                                        2,202          2,229
  Intercompany fees                                    4,071           --

SALES VOLUMES
  Copper (short tons)                                 17,198         17,883
  Lead (short tons)                                   29,213         26,905
  Zinc (short tons)                                   19,557         18,368
  Silver (thousands of troy ounces)                    7,836          6,509
  Gold bullion (thousands of troy ounces)                 15             13

REALIZED PRICES
  Copper ($/ton)                                   $1,362.95      $1,624.28
  Lead ($/ton)                                        476.71         534.81
  Zinc ($/ton)                                        884.59       1,068.92
  Silver  ($/troy ounce)                                5.02           5.41
  Gold bullion  ($/troy ounce)                        292.60         297.19


     NET SALES in the 1999 quarter were $107.8 million compared to $111.8 million in the 1998 quarter. This decline is the result of lower realized prices for refined copper, lead, zinc, silver and gold partially offset by improved sales volumes of refined lead, zinc, silver and gold. The production improvements discussed previously increased refined silver sales volume by
1.3 million ounces or 20.4%, increasing net sales by $7.2 million. The average LBMA price for silver was lower by 10.4% in the first quarter of 1999 compared to the first quarter of 1998. As a result, the Company's net realized price for refined silver was 7.2% lower in the 1999 quarter, reducing net sales by $3.1 million. Net realized prices for silver are net of the effects of changes in premiums and hedging activities. Refined copper net sales were lower by $5.6 million or 19.3% in the 1999 quarter due to lower prices and volumes. Refined zinc net sales were $2.3 million lower in the 1999 quarter compared to 1998 quarter due to a 17.2% decrease in the net realized price partially offset by a 6.5% increase in sales volume.

     COST OF SALES increased 2.0% from $90. 9 million in the 1998 quarter $92.7 million in the 1999 quarter. The sales volume increases discussed above, offset by lower copper volume, account for an increase of $6.9 million in cost of sales. Higher unit production cost for silver, resulting primarily from lower recovery, also increased cost of sales. These increases were partially offset by lower unit production costs for copper, lead and zinc primarily resulting from a decrease in feed cost due to lower market prices for these metals.

     DEPRECIATION AND AMORTIZATION expense increased by $0.2 million in the 1999 quarter compared to the 1998 quarter, primarily due to recent capital additions.

     INTERCOMPANY FEES for the 1999 quarter represent fees paid to the Company under various services and agency agreements with its Peruvian subsidiaries. These fees have been eliminated from the Company's consolidated financial statements.

     INCOME FROM OPERATIONS decreased $9.9 million in the 1999 quarter compared to the 1998 quarter due primarily to the factors discussed above.

     INTEREST EXPENSE increased $2.1 million, or 73.3%, in the 1999 quarter compared to the 1998 quarter, primarily due to an increase of approximately $54.6 million in the average outstanding debt balance and higher average interest rates. Proceeds from the increase in the outstanding debt were used to repay a $23 million intercompany loan and to finance increased working capital, primarily inventories.

     INTEREST INCOME decreased 67.5% from the 1998 quarter to the first 1999 quarter due to a reduction of cash balances.

     OTHER INCOME, NET increased $1.3 million in the 1999 quarter compared to the 1999 quarter primarily due to translation gains.

FOREIGN INCOME TAXES

     The Company's foreign income tax provision reflects the provision of its Peruvian subsidiaries at the statutory rate of 30%. Differences between the effective and statutory rate are due primarily to book losses of certain subsidiaries that cannot be offset against other subsidiaries' taxable income for Peruvian income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of January 31, 1999, $22.3 million was outstanding, exclusive of $5.2 million of letters of credit, under the Doe Run Revolving Credit Facility. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit and customs bonds based, upon specific percentages of eligible receivables and inventories. At January 31, 1999, $13.5 million, exclusive of $5.6 million of customs bonds, was outstanding under the Doe Run Peru Revolving Credit Facility. Net unused availability at January 31, 1999 was $32.7 million under the Doe Run
Revolving Credit Facility and $19.3 million under the Doe Run Peru Revolving Credit Facility. The Company also has available, in Peru, unsecured and uncommitted credit arrangements with Peruvian banks. At January 31, 1999, $2.3 million, exclusive of $9.7 million of letters of credit and customs bonds, was outstanding under these working capital facilities.

     In the 1999 quarter, cash provided by operating activities was $3.4 million, cash used in investing activities was $3.8 million and cash provided by financing activities was $4.5 million (this includes net proceeds of $17.2 million from the sale and leaseback of La Oroya's oxygen plant discussed below).

     On January 20, 1999, Doe Run Peru executed a sale and leaseback agreement with two Peruvian financial institutions. The main oxygen plant at La Oroya was sold at fair market value as determined by an independent appraisal. The proceeds, net of value added tax, of $17.2 million were used to reduce the outstanding balance on the Doe Run Peru Revolving Credit Facility and to pay the outstanding balance of an obligation to the Company of $3.8 million. The lease requires monthly payments of approximately $0.4 million and has a purchase option of $0.2 million at the end its five-year term.

     In the U.S., the Company had capital expenditures of $1.8 million for the 1999 quarter and has projected capital expenditures of approximately $8.2 million for fiscal 1999, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $63.4 million per year on repairs and maintenance from fiscal 1996 through fiscal 1998. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. The Peruvian operations had capital expenditures of $2.0 million in the 1999 quarter and have projected capital expenditures of approximately $25.0 million for fiscal 1999, primarily to support ongoing operations and for operational and environmental improvements.

     The Company has substantial indebtedness and debt service requirements. As of January 31, 1999, on a consolidated basis, the Company had $483.6 million of indebtedness outstanding, or $358.6 million net of the Special Term Deposit. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities and other working capital facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future.

     The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions, including requirements that the Company satisfy certain financial ratios in order to incur additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

     On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter

S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a QSSS. As a result of such election, generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. However, under the "built-in gain" provisions of the tax law, federal and state taxes may become payable and will be charged to our statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases at the effective date of the S corporation election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to trigger any taxes under the built-in gain provisions of the tax laws. See "Item 1. Financial Statements--Note 4 to the Company's Consolidated Financial Statements."

YEAR 2000 MATTERS

     Many information and process control systems used in the current business environment were designed to use only two digits in the date field, and therefore may not function properly in the year 2000. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or in miscalculations. The Company conducted a comprehensive review of its computerized information systems (IS) to identify systems that could be affected by the year 2000 problem and has implemented a plan to resolve the issues identified. In the U.S., the Company modified its critical programs so that a four-digit year would be recognized. These programs were tested at the end of February 1999 and the Company identified and began modifying programs that were not properly processing the new date fields. Programs will continue to be monitored through normal operating cycles to determine whether the new date fields are being processed properly. The Company anticipates that appropriate modifications to these IS, as well as modification of non-critical systems, will be completed by mid-year 1999. The Company expects to spend, including spending to date, approximately $.4 million in modifying its U.S. information systems.

     In Peru, the Company is in final stages of negotiations with a major software vendor to install new year 2000 compliant software and upgrade certain equipment to meet most of its year 2000 needs and improve its information processing capabilities. It is anticipated that implementation will be completed by October of 1999 at a cost of approximately $1.6 million, which will be capitalized.

     Process controls and other systems are being evaluated individually and may require replacement software, reprogramming and other corrective actions. The Company has not completed its evaluation of the status of these systems, and is unable at this time to identify the required actions, if any, and related costs of making these systems year 2000 compliant. Assessment of and correction to these systems is targeted for completion by October 1999.

     The Company is developing contingency plans for IS and non-IS systems, as considered necessary after assessment, implementation and testing phases are completed.

     The Company's operations are dependent on various third parties. The Company's operations depend on the availability of utility services, primarily electricity, and transportation services. In addition, the Company's La Oroya smelter relies on third parties for a majority of its concentrate supply. A majority of the Company's U.S. sales are to a small number of customers. A substantial disruption in utility services or feed supply or decreases in orders from significant customers due to these third parties failing to achieve year 2000 compliance could have a significant impact on the Company's financial results. The Company is in the process of identifying its crucial vendors and customers and requesting information from them regarding their readiness for the year 2000. The Company intends to create contingency plans based on the responses to these inquiries to mitigate the risk of disruption to its operations.

     Except for the new system in Peru discussed above, the cost of achieving year 2000 compliance will be included in the Company's operating and administrative expenses. Management believes that the cost of these efforts will not be material. Due to the inherent uncertainties surrounding the effect of the year 2000, there can be no assurance that failures or implications, including potential litigation, will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

                                     THE DOE RUN RESOURCES CORPORATION
                                     (Registrant)


     March 17, 1999                  /s/   Marvin K. Kaiser
Date                                 Marvin. K. Kaiser
                                     Vice President and Chief Financial Officer
                                     (duly authorized officer and principal
                                     financial officer)

                                 EXHIBIT INDEX

Exhibit Number                   Description
-------------                ----------------------
Exhibit 27                   Financial Data Schedule
