Form 10-Q
period 1999-04-30
DOE RUN RESOURCES CORP
filed 1999-06-11
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended APRIL 30, 1999
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 333-66291

                        THE DOE RUN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                      NEW YORK                                 13-1255630
        (State or other jurisdiction of                       (IRS Employer
         incorporation or organization)                    Identification No.)

           1801 PARK 270 DRIVE, SUITE 300
                 ST. LOUIS, MISSOURI                              63146
      (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code       (314) 453 - 7100


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

Number of shares outstanding of each of the issuer's classes of common stock, as of June 11, 1999:
COMMON STOCK, $.10 PAR VALUE                                    1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                          PAGE NO.
                                                                          --------
PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                        THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
  April 30, 1999 and October 31, 1998                                         3
Consolidated Statements of Operations
  Three and Six Months Ended April 30, 1999 and 1998                          4
Condensed Consolidated Statements of Cash Flows
  Six Months Ended April 30, 1999 and 1998                                    5
Notes to Consolidated Financial Statements                                  6-19

                               DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
  April 30, 1999 and October 31, 1998                                        20
Condensed Consolidated Statements of Operations
  Three and Six Months Ended April 30, 1999 and 1998                         21
Condensed Consolidated Statements of Cash Flows
  Six Months Ended April 30, 1999 and 1998                                   22
Notes to Condensed Consolidated Financial Statements                         23

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                           24-33
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK                                                                34

PART II.  OTHER INFORMATION.                                                 35

ITEM 1.  LEGAL PROCEEDINGS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  EXHIBITS                                                                35

Exhibit 10.1  Amendment No. 3 to Loan and Security Agreement dated
              February 1, 1999 by and among The Doe Run Resources
              Corporation, Fabricated Products, Inc. and Congress
              Financial Corporation

Exhibit 27    Financial Data Schedule

SIGNATURES                                                                   36

EXHIBIT INDEX                                                                37

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  APRIL 30,       OCTOBER 31,
                                                                  1999             1998
                                                              -----------       -----------
                                                              (UNAUDITED)
                         ASSETS
Current assets:
    Cash                                                        $  8,114          $  4,646
    Trade accounts receivable, net of allowance for
        doubtful accounts                                         79,386            86,338
    Inventories                                                  128,040           126,467
    Prepaid expenses and other current assets                     34,175            30,306
                                                                --------          --------
        Total current assets                                     249,715           247,757

Property, plant and equipment, net                               259,957           264,468
Special term deposit                                             125,000           125,000
Net deferred tax assets                                                -             8,015
Other noncurrent assets, net                                      17,171            18,399
                                                                --------          --------
        Total assets                                            $651,843          $663,639
                                                                --------          --------
                                                                --------          --------

       LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Short-term borrowings and current maturities
        of long-term debt                                       $  8,677          $  2,018
    Accounts payable                                              42,002            53,698
    Accrued liabilities                                           44,963            50,670
    Net deferred tax liabilities                                       -             1,815
                                                                --------          --------
        Total current liabilities                                 95,642           108,201

Long-term debt, less current maturities                          490,556           476,284
Net deferred tax liabilities                                       3,185             2,571
Other noncurrent liabilities                                      57,445            58,005
                                                                --------          --------
        Total liabilities                                        646,828           645,061

Shareholder's equity:

    Common stock, $.10 par value, 1,000 shares
         authorized, issued, and outstanding                           -                 -
    Additional paid-in capital                                     5,000             5,000
    Retained earnings                                                 15            13,578
                                                                --------          --------
        Total shareholder's equity                                 5,015            18,578
                                                                --------          --------
        Total liabilities and shareholder's equity              $651,843          $663,639
                                                                --------          --------
                                                                --------          --------


             The accompanying notes are an integral part of these
                    consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                              APRIL 30,                        APRIL 30,
                                                                     --------------------------        --------------------------
                                                                        1999             1998             1999             1998
                                                                     ---------        ---------        ---------        ---------
Net sales                                                            $ 191,665        $ 174,319        $ 373,383        $ 343,405

Costs and expenses:
    Cost of sales                                                      160,140          139,558          320,347          283,105
    Depletion, depreciation and amortization                             8,203            5,747           16,380           11,461
    Selling, general and administrative                                  9,019           10,229           17,660           17,700
    Exploration                                                            858            1,115            1,850            1,599
                                                                     ---------        ---------        ---------        ---------
      Total costs and expenses                                         178,220          156,649          356,237          313,865
                                                                     ---------        ---------        ---------        ---------
      Income from operations                                            13,445           17,670           17,146           29,540

Other income (expense):
    Interest expense                                                   (14,203)          (8,636)         (29,441)         (14,505)
    Interest income                                                      3,923            1,994            7,573            2,359
    Other, net                                                          (1,243)            (770)            (317)            (635)
                                                                     ---------        ---------        ---------        ---------
                                                                       (11,523)          (7,412)         (22,185)         (12,781)
                                                                     ---------        ---------        ---------        ---------
      Income (loss) before income taxes                                  1,922           10,258           (5,039)          16,759

Income tax expense                                                       1,356            3,453            8,524            7,980
                                                                     ---------        ---------        ---------        ---------
      Income (loss) before extraordinary item                              566            6,805          (13,563)           8,779
      Extraordinary item related to early retirement
           of debt, net of income tax benefit                                -           (4,388)               -           (4,388)
                                                                     ---------        ---------        ---------        ---------
      Net income (loss)                                              $     566        $   2,417        $ (13,563)       $   4,391
                                                                     ---------        ---------        ---------        ---------
                                                                     ---------        ---------        ---------        ---------


             The accompanying notes are an integral part of these
                     consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS
                                                                                         ENDED APRIL 30,
                                                                                   ---------------------------
                                                                                      1999             1998
                                                                                   ---------        ----------
Cash flows from operating activities:
     Net income (loss)                                                             $ (13,563)       $   4,391
     Extraordinary item related to retirement of debt                                      -            6,750
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation, depletion and amortization                                     16,380           11,461
         Amortization of deferred financing fees                                       1,411              844
         Deferred income taxes                                                         6,814              389
         Imputed interest                                                                259               15
         Decrease resulting from changes in assets and liabilities:                  (14,996)         (25,593)
                                                                                   ---------        ---------
              Net cash used in operating activities                                   (3,695)          (1,743)

Cash flows from investing activities:
     Special term deposit                                                                  -         (125,000)
     Purchases of property, plant and equipment                                      (11,800)         (10,908)
                                                                                   ---------        ---------
         Net cash used in investing activities                                       (11,800)        (135,908)

Cash flows from financing activities:
     Proceeds from revolving loans and short term borrowings, net                      3,073            6,681
     Proceeds from long-term debt                                                          -          380,000
     Payments on long-term debt                                                       (1,321)        (230,845)
     Proceeds from sale/leaseback transactions                                        17,922                -
     Payment of deferred financing costs                                                (711)         (12,297)
     Payment of dividends                                                                  -             (189)
     Redemption of preferred stock                                                         -           (2,500)
                                                                                   ---------        ---------
         Net cash provided by financing activities                                    18,963          140,850
                                                                                   ---------        ---------
         Net increase in cash                                                          3,468            3,199

Cash at beginning of period                                                            4,646            8,943
                                                                                   ---------        ---------
Cash at end of period                                                              $   8,114        $  12,142
                                                                                   ---------        ---------
                                                                                   ---------        ---------
Supplemental disclosure of cash flow information
  Cash paid during the period for:
       Interest, net of capitalized interest                                       $  27,495        $   8,685
                                                                                   ---------        ---------
                                                                                   ---------        ---------
       Income taxes                                                                $   4,618        $   7,028
                                                                                   ---------        ---------
                                                                                   ---------        ---------


             The accompanying notes are an integral part of these
                       consolidated financial statements.

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     UNAUDITED INTERIM FINANCIAL STATEMENTS

    These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (the Company). The common stock of the Company is owned by DR Acquisition Corp., a wholly-owned subsidiary of The Renco Group, Inc (Renco). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 1999 and results of operations for the three and six month periods ended April 30, 1999 and 1998. Interim periods are not necessarily indicative of results to be expected for the year.

     RECLASSIFICATIONS

    Certain prior year balances have been reclassified in order to conform to current presentation.

(2) INVENTORIES

                                              APRIL 30,      OCTOBER 31,
                                                1999            1998
                                             -----------     -----------
                                             (UNAUDITED)
    Finished metals and concentrates           $ 17,286       $ 10,954
    Metals and concentrates in process           64,862         70,224
    Materials, supplies and repair parts         45,892         45,289
                                               --------       --------
                                               $128,040       $126,467
                                               --------       --------
                                               --------       --------

    Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,439 and $4,559 as of April 30, 1999 and October 31, 1998, respectively.

(3) SALE/LEASEBACK TRANSACTION

    In January 1999, Doe Run Peru S.R.L (Doe Run Peru) finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,163. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. This transaction has been accounted for as a financing arrangement. A sale and leaseback of computer equipment, accounted for as a financing arrangement, provided an additional $761 of cash flows from financing activities.

(4) CHANGE IN TAXABLE STATUS

    On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries, and the Company will continue to provide for state and local taxes for those jurisdictions that do not recognize QSSS status. As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6,200 for the six months ended April 30, 1999.

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(5) HEDGING

    The fair market value of the Company's net hedging positions at April 30, 1999 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

    The fair market value of the Company's net open hedging positions at April 30, 1999 was $(1,485).

(6) ENVIRONMENTAL AND LITIGATION MATTERS
    ENVIRONMENTAL

    The Company has recorded a liability of $35,024 as of April 30, 1999, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

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

    Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (RCRA). The Company has accrued approximately $1,200 related to the Herculaneum smelter's operations, primarily for closure obligations. If the slag or other wastes at the smelter were to be regulated as hazardous waste, the Company may be required to take corrective action under RCRA at the smelter, as well as to adopt stricter management practices for these wastes. Further, the EPA has initiated an investigation of the smelter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), which could potentially require remediation similar to the corrective action mentioned above.

    The Company is working with regulators to develop a new three-year compliance plan so that the Herculaneum smelter meets the ambient air quality standard for lead promulgated under the federal Clean Air Act.
    The plan must be completed by September 2000 and will take effect after that date to implement the control measures identified in the plan. The Company expects to make capital expenditures for various control measures totaling approximately $2,900 in fiscal 1999 and anticipates additional future cash requirements of $3,000 during the three-year compliance period. Regulators could require that additional measures be included in the plan, which could increase the amount of anticipated capital expenditures.

    The Company has received notice that it is a potentially responsible party
    (PRP) subject to liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the following sites: four sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site and the National site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County,

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

    Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are four additional sites in St. Francois County for which the Environmental Protection Agency (EPA) has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of April 30, 1999 of approximately $15,000 for these sites, including the four additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

    The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the LaMotte Site. A predecessor of the Company was a former operator of the site in a joint venture with another company. The EPA has not decided whether any action will be taken, but the Company has signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. At this time, based on this preliminary meeting and an inspection of the site, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition and liquidity of the Company.

    The Company's recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserves as of April 30, 1999 of approximately $1,800 for future corrective actions and $2,600 for closure costs for the permitted storage area.

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

    The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. The Company has begun certain closure requirements ahead of closure and will accrue for the cost of ultimate closure at a rate of approximately $450 per year. The Company's mine closure reserves were approximately $7,300 as of April 30, 1999.

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

    Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Doe Run Peru has advised the MEM that it intends to seek changes in certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Empresa Minera del Centro del Peru S.A. (Centromin), the previous owner of the La Oroya assets, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

    and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

    Doe Run Peru's Cobriza mine has a separate PAMA. The total cost of capital projects to manage tailings, sewage and garbage is approximately $4,700, to be expended over the next three years.

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

    LITIGATION

    The Company is a defendant in five lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be composed of children who lived in Herculaneum during a period of time when they were six months to six years old, and the remedy sought is medical monitoring for the class. The second class action similarly is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the purported size of the class is every home in Herculaneum, Missouri. The other three cases are personal injury actions by fifteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

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

(7) SUBSEQUENT EVENT

    On May 21, 1999, a lawsuit was filed against the Company alleging certain damages from discontinued mine facilities in St. Francois County. The plaintiffs seek to have certified two separate classes. The first class would consist of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. The second class would be composed of children, and the remedy sought is medical monitoring for the class. The Company intends to vigorously defend itself against this claim. The Company is unable at this time to state with certainty the expected outcome of and the final costs of this suit. Therefore, there can be no assurance the suit will not have a material adverse effecton the results of operations, financial condition and liquidity of the Company.

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES

    The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors) Doe Run Cayman Ltd. (Doe Run Cayman) and certain subsidiaries, Doe Run Mining S.R.L. and its subsidiaries Doe Run Development S.A.C. and Doe Run Peru, and its wholly-owned subsidiary, Doe Run Air S.A.C.) have jointly and severally, fully, unconditionally and irrevocably guaranteed the unsecured debt of the Company. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                        AS OF APRIL 30, 1999 (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     The Company
                                                                      Excluding                     Doe Run Cayman
                                                                      Guarantor        Domestic       and Certain
                                                                    Subsidiaries     Guarantors      Subsidiaries
                                                                    ------------     ----------      ------------
                                     ASSETS
Current assets:
      Cash                                                            $      -       $       -        $      29
      Trade accounts receivable, net of allowance for
          doubtful accounts                                             50,449           5,406                -
      Inventories                                                       49,453           2,201                -
      Prepaid expenses and other current assets                          6,897             191               68
      Due from subsidiaries                                             12,077               -           11,973
      Due from parent                                                        -               -                -
                                                                     ---------       ---------        ---------
          Total current assets                                         118,876           7,798           12,070
Property, plant and equipment, net                                     143,829           8,390                -
Special term deposit                                                   125,000               -                -
Other noncurrent assets, net                                            16,180             341              265
Investment in subsidiaries                                              23,674               -          172,305
                                                                     ---------       ---------        ---------
          Total assets                                               $ 427,559       $  16,529        $ 184,640
                                                                     ---------       ---------        ---------
                                                                     ---------       ---------        ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
          of long-term debt                                          $       -       $       -        $   1,371
      Accounts payable                                                  14,206           3,361                -
      Accrued liabilities                                               27,997             542            1,922
      Due to subsidiaries                                                    -               -           29,621
      Due to parent                                                          -          10,714              268
                                                                     ---------       ---------        ---------
          Total current liabilities                                     42,203          14,617           33,182
Long-term debt, less current maturities                                332,013               -          127,596
Net deferred tax liabilities                                                 -               -              155
Other noncurrent liabilities                                            48,328           1,917                -
                                                                     ---------       ---------        ---------
          Total liabilities                                            422,544          16,534          160,933
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                            0               -                -
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                            -               1                -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                             -               -            2,005
      Common stock, one nuevo sole par value, 648,672,941
          shares authorized, issued and outstanding                          -               -                -
      Additional paid in capital                                         5,000           1,205                -
      Foreign currency translation adjustment                                -               -                -
      Retained earnings                                                     15          (1,211)          21,702
                                                                     ---------       ---------        ---------
          Total shareholders' equity                                     5,015              (5)          23,707
                                                                     ---------       ---------        ---------
          Total liabilities and shareholders' equity                 $ 427,559       $  16,529        $ 184,640
                                                                     ---------       ---------        ---------
                                                                     ---------       ---------        ---------



                                                                        Doe Run
                                                                        Peru and                            The
                                                                      Subsidiaries     Eliminations       Company
                                                                      ------------     ------------       -------
                                     ASSETS
Current assets:
      Cash                                                             $   8,085        $       -        $   8,114
      Trade accounts receivable, net of allowance for
          doubtful accounts                                               23,781             (250)          79,386
      Inventories                                                         76,414              (28)         128,040
      Prepaid expenses and other current assets                           28,617           (1,598)          34,175
      Due from subsidiaries                                                  127          (24,177)               -
      Due from parent                                                     29,621          (29,621)               -
                                                                       ---------        ---------        ---------
          Total current assets                                           166,645          (55,674)         249,715
Property, plant and equipment, net                                       107,738                -          259,957
Special term deposit                                                           -                -          125,000
Other noncurrent assets, net                                                 385                -           17,171
Investment in subsidiaries                                                     -         (195,979)               -
                                                                       ---------        ---------        ---------
          Total assets                                                 $ 274,768        $(251,653)       $ 651,843
                                                                       ---------        ---------        ---------
                                                                       ---------        ---------        ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
          of long-term debt                                            $   7,306        $       -        $   8,677
      Accounts payable                                                    24,685             (250)          42,002
      Accrued liabilities                                                 16,100           (1,598)          44,963
      Due to subsidiaries                                                      -          (29,621)               -
      Due to parent                                                       13,195          (24,177)               -
                                                                       ---------        ---------        ---------
          Total current liabilities                                       61,286          (55,646)          95,642
Long-term debt, less current maturities                                   30,947                -          490,556
Net deferred tax liabilities                                               3,030                -            3,185
Other noncurrent liabilities                                               7,200                -           57,445
                                                                       ---------        ---------        ---------
          Total liabilities                                              102,463          (55,646)         646,828
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                              -                -                0
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                              -               (1)               -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                               -           (2,005)               -
      Common stock, one nuevo sole par value, 648,672,941
          shares authorized, issued and outstanding                      255,200         (255,200)               -
      Additional paid in capital                                        (109,509)         108,304            5,000
      Foreign currency translation adjustment                            (15,227)          15,227                -
      Retained earnings                                                   41,841          (62,332)              15
                                                                       ---------        ---------        ---------
          Total shareholders' equity                                     172,305         (196,007)           5,015
                                                                       ---------        ---------        ---------
          Total liabilities and shareholders' equity                   $ 274,768        $(251,653)       $ 651,843
                                                                       ---------        ---------        ---------
                                                                       ---------        ---------        ---------

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    The Company
                                                                     Excluding                     Doe Run Cayman
                                                                     Guarantor        Domestic       and Certain
                                                                    Subsidiaries     Guarantors     Subsidiaries
                                                                    ------------     ----------     ------------
                                     ASSETS
Current assets:
      Cash                                                           $       -       $       -        $      89
      Trade accounts receivable, net of allowance for
          doubtful accounts                                             51,387           5,127            4,374
      Inventories                                                       39,545           1,735            6,506
      Prepaid expenses and other current assets                          6,966             134            3,366
      Due from subsidiaries                                             20,434               -           10,388
      Due from parent                                                        -               -                -
                                                                     ---------       ---------        ---------
          Total current assets                                         118,332           6,996           24,723
Property, plant and equipment, net                                     151,255           8,818            3,634
Special term deposit                                                   125,000               -                -
Net deferred tax assets                                                  8,015               -                -
Other noncurrent assets, net                                            17,274             391              286
Investment in subsidiaries                                              20,776               -          156,174
                                                                     ---------       ---------        ---------
          Total assets                                               $ 440,652       $  16,205        $ 184,817
                                                                     ---------       ---------        ---------
                                                                     ---------       ---------        ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                           $     895       $       -        $   1,123
      Accounts payable                                                  21,120           2,937            4,971
      Accrued liabilities                                               28,692             366            7,107
      Net deferred tax liabilities                                       1,815               -                -
      Due to subsidiaries                                                    -               -           22,144
      Due to parent                                                          -          11,068              811
                                                                     ---------       ---------        ---------
          Total current liabilities                                     52,522          14,371           36,156
Long-term debt, less current maturities                                320,689               -          127,595
Net deferred tax liabilities                                                 -               -                5
Other noncurrent liabilities                                            48,863           1,942                -
                                                                     ---------       ---------        ---------
          Total liabilities                                            422,074          16,313          163,756
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                            0               -                -
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                            -               1                -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                             -               -            2,005
      Common stock, one nuevo sole par value, 648,672,941
          shares authorized, issued and outstanding                          -               -                -
      Additional paid in capital                                         5,000             935                -
      Retained earnings                                                 13,578          (1,044)          19,056
                                                                     ---------       ---------        ---------
          Total shareholders' equity                                    18,578            (108)          21,061
                                                                     ---------       ---------        ---------
          Total liabilities and shareholders' equity                 $ 440,652       $  16,205        $ 184,817
                                                                     ---------       ---------        ---------
                                                                     ---------       ---------        ---------



                                                                      Doe Run
                                                                      Peru and                           The
                                                                     Subsidiary      Eliminations       Company
                                                                     ---------       ------------       -------
                                     ASSETS
Current assets:
      Cash                                                           $   4,557        $       -        $   4,646
      Trade accounts receivable, net of allowance for
          doubtful accounts                                             30,935           (5,485)          86,338
      Inventories                                                       78,150              531          126,467
      Prepaid expenses and other current assets                         21,923           (2,083)          30,306
      Due from subsidiaries                                                 85          (30,907)               -
      Due from parent                                                   22,144          (22,144)               -
                                                                     ---------        ---------        ---------
          Total current assets                                         157,794          (60,088)         247,757
Property, plant and equipment, net                                     100,761                -          264,468
Special term deposit                                                         -                -          125,000
Net deferred tax assets                                                      -                -            8,015
Other noncurrent assets, net                                               448                -           18,399
Investment in subsidiaries                                                   -         (176,950)               -
                                                                     ---------        ---------        ---------
          Total assets                                               $ 259,003        $(237,038)       $ 663,639
                                                                     ---------        ---------        ---------
                                                                     ---------        ---------        ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current maturities of long-term debt                           $       -        $       -        $   2,018
      Accounts payable                                                  30,155           (5,485)          53,698
      Accrued liabilities                                               16,588           (2,083)          50,670
      Net deferred tax liabilities                                           -                -            1,815
      Due to subsidiaries                                                    -          (22,144)               -
      Due to parent                                                     19,028          (30,907)               -
                                                                     ---------        ---------        ---------
          Total current liabilities                                     65,771          (60,619)         108,201
Long-term debt, less current maturities                                 28,000                -          476,284
Net deferred tax liabilities                                             2,566                -            2,571
Other noncurrent liabilities                                             7,200                -           58,005
                                                                     ---------        ---------        ---------
          Total liabilities                                            103,537          (60,619)         645,061
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                            -                -                0
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                            -               (1)               -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                             -           (2,005)               -
      Common stock, one nuevo sole par value, 648,672,941
          shares authorized, issued and outstanding                    247,926         (247,926)               -
      Additional paid in capital                                      (125,000)         124,065            5,000
      Retained earnings                                                 32,540          (50,552)          13,578
                                                                     ---------        ---------        ---------
          Total shareholders' equity                                   155,466         (176,419)          18,578
                                                                     ---------        ---------        ---------
          Total liabilities and shareholders' equity                 $ 259,003        $(237,038)       $ 663,639
                                                                     ---------        ---------        ---------
                                                                     ---------        ---------        ---------

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED APRIL 30, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                The Company
                                                  Excluding                 Doe Run Cayman     Doe Run
                                                  Guarantor     Domestic      and Certain      Peru and                      The
                                                Subsidiaries   Guarantors    Subsidiaries    Subsidiaries   Eliminations   Company
                                                ------------   ----------    ------------    ------------   ------------   -------
Net sales                                        $  80,024      $   5,749     $   3,806       $ 110,815      $  (8,729)   $ 191,665

Costs and expenses:
     Cost of sales                                  64,571          4,823        (1,245)         93,614         (1,623)     160,140
     Depletion, depreciation and amortization        5,904            381            19           1,899              -        8,203
     Selling, general and administrative             4,054            314         2,406           8,902         (6,657)       9,019
     Exploration                                       858              -             -               -              -          858
                                                 ---------      ---------     ---------       ---------      ---------    ---------
        Total costs and expenses                    75,387          5,518         1,180         104,415         (8,280)     178,220
                                                 ---------      ---------     ---------       ---------      ---------    ---------

        Income (loss) from operations                4,637            231         2,626           6,400           (449)      13,445

Other income (expense):
     Interest expense                              (10,170)          (270)       (3,701)           (332)           270      (14,203)
     Interest income                                 3,797              -             1             395           (270)       3,923
     Other, net                                       (154)           (28)          563          (1,624)             -       (1,243)
     Equity in earnings of subsidiaries              2,648              -         4,385               -         (7,033)           -
                                                 ---------      ---------     ---------       ---------      ---------    ---------
                                                    (3,879)          (298)        1,248          (1,561)        (7,033)     (11,523)
                                                 ---------      ---------     ---------       ---------      ---------    ---------

        Income (loss) before income tax expense        758            (67)        3,874           4,839         (7,482)       1,922

     Income tax expense                                192              -         1,481            (317)             -        1,356
                                                 ---------      ---------     ---------       ---------      ---------    ---------

        Net income (loss)                        $     566      $     (67)    $   2,393       $   5,156      $  (7,482)   $     566
                                                 ---------      ---------     ---------       ---------      ---------    ---------
                                                 ---------      ---------     ---------       ---------      ---------    ---------

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                  The Company
                                                   Excluding                 Doe Run Cayman    Doe Run
                                                   Guarantor     Domestic      and Certain    Peru and                      The
                                                 Subsidiaries   Guarantors    Subsidiaries   Subsidiary   Eliminations    Company
                                                 ------------   ----------    ------------   ----------   ------------    -------
Net sales                                         $  62,859      $   3,745     $   2,000     $ 115,548     $  (9,833)    $ 174,319

Costs and expenses:
     Cost of sales                                   45,721          3,372           224        90,483          (242)      139,558
     Depletion, depreciation and amortization         3,893            157           (42)        1,739             -         5,747
     Selling, general and administrative              5,524            349           740        13,433        (9,817)       10,229
     Exploration                                      1,115              -             -             -             -         1,115
                                                  ---------      ---------     ---------     ---------     ---------     ---------
        Total costs and expenses                     56,253          3,878           922       105,655       (10,059)      156,649
                                                  ---------      ---------     ---------     ---------     ---------     ---------

        Income (loss) from operations                 6,606           (133)        1,078         9,893           226        17,670

Other income (expense):
     Interest expense                                (5,548)          (187)       (2,740)           (3)         (158)       (8,636)
     Interest income                                  2,067              -             -           114          (187)        1,994
     Other, net                                        (272)           (10)         (896)          408             -          (770)
     Equity in earnings of subsidiaries               2,814              -         9,017             -       (11,831)            -
                                                  ---------      ---------     ---------     ---------     ---------     ---------
                                                       (939)          (197)        5,381           519       (12,176)       (7,412)
                                                  ---------      ---------     ---------     ---------     ---------     ---------

        Income (loss) before income tax expense       5,667           (330)        6,459        10,412       (11,950)       10,258

     Income tax expense                               1,231              -           827         1,395             -         3,453
                                                  ---------      ---------     ---------     ---------     ---------     ---------

        Income (loss) before extraordinary item       4,436           (330)        5,632         9,017       (11,950)        6,805
        Extraordinary item                           (2,019)             -        (2,369)            -             -        (4,388)
                                                  ---------      ---------     ---------     ---------     ---------     ---------

        Net income (loss)                         $   2,417      $    (330)    $   3,263     $   9,017     $ (11,950)    $   2,417
                                                  ---------      ---------     ---------     ---------     ---------     ---------
                                                  ---------      ---------     ---------     ---------     ---------     ---------

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                The Company
                                                 Excluding                  Doe Run Cayman    Doe Run
                                                 Guarantor      Domestic      and Certain     Peru and                     The
                                                Subsidiaries   Guarantors    Subsidiaries   Subsidiaries  Elimination    Company
                                                ------------   ----------    ------------   ------------  -----------    -------
Net sales                                        $ 154,710      $  11,963     $  12,007      $ 218,589     $ (23,886)   $ 373,383

Costs and expenses:
     Cost of sales                                 129,532         10,036         5,577        184,533        (9,331)     320,347
     Depletion, depreciation and amortization       11,828            762            45          3,745             -       16,380
     Selling, general and administrative             7,827            695         5,683         17,452       (13,997)      17,660
     Exploration                                     1,850              -             -              -             -        1,850
                                                 ---------      ---------     ---------      ---------     ---------    ---------
        Total costs and expenses                   151,037         11,493        11,305        205,730       (23,328)     356,237
                                                 ---------      ---------     ---------      ---------     ---------    ---------

        Income from operations                       3,673            470           702         12,859          (558)      17,146

Other income (expense):
     Interest expense                              (20,341)          (553)       (7,488)        (1,612)          553      (29,441)
     Interest income                                 7,619              -            41            466          (553)       7,573
     Other, net                                       (559)           (84)        2,279         (1,953)            -         (317)
     Equity in earnings of subsidiaries              2,629              -         8,593              -       (11,222)           -
                                                 ---------      ---------     ---------      ---------     ---------    ---------
                                                   (10,652)          (637)        3,425         (3,099)      (11,222)     (22,185)
                                                 ---------      ---------     ---------      ---------     ---------    ---------

        Income (loss) before income tax expense     (6,979)          (167)        4,127          9,760       (11,780)      (5,039)

     Income tax expense                              6,584              -         1,481            459             -        8,524
                                                 ---------      ---------     ---------      ---------     ---------    ---------

        Net income (loss)                        $ (13,563)     $    (167)    $   2,646      $   9,301     $ (11,780)   $ (13,563)
                                                 ---------      ---------     ---------      ---------     ---------    ---------
                                                 ---------      ---------     ---------      ---------     ---------    ---------

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               The Company
                                                 Excluding                 Doe Run Cayman    Doe Run
                                                Guarantor      Domestic     and Certain      Peru and                      The
                                               Subsidiaries   Guarantors    Subsidiaries    Subsidiary   Eliminations    Company
                                               ------------   ----------   --------------   ----------   ------------   ---------
Net sales                                      $ 119,006      $   7,827    $   2,000        $ 227,359    $ (12,787)     $ 343,405

Costs and expenses:
  Cost of sales                                   97,090          7,322            -          181,631       (2,938)       283,105
  Depletion, depreciation and amortization         7,786            279            -            3,396            -         11,461
  Selling, general and administrative              7,935            712          740           18,130       (9,817)        17,700
  Exploration                                      1,599              -            -                -            -          1,599
                                               ---------      ---------    ---------        ---------    ---------      ---------
    Total costs and expenses                     114,410          8,313          740          203,157      (12,755)       313,865
                                               ---------      ---------    ---------        ---------    ---------      ---------
    Income (loss) from operations                  4,596           (486)       1,260           24,202          (32)        29,540

Other income (expense):
  Interest expense                                (8,838)          (311)      (5,632)             (35)         311        (14,505)
  Interest income                                  2,214              -            -              456         (311)         2,359
  Other, net                                        (241)           (32)        (941)             579            -           (635)
  Equity in earnings of subsidiaries               9,975              -       18,534                -      (28,509)             -
                                               ---------      ---------    ---------        ---------    ---------      ---------
                                                   3,110           (343)      11,961            1,000      (28,509)       (12,781)
                                               ---------      ---------    ---------        ---------    ---------      ---------
    Income (loss) before income tax expense        7,706           (829)      13,221           25,202      (28,541)        16,759

  Income tax expense                               1,296             16            -            6,668            -          7,980
                                               ---------      ---------    ---------        ---------    ---------      ---------
    Income (loss) before extraordinary item        6,410           (845)      13,221           18,534      (28,541)         8,779
    Extraordinary item                            (2,019)             -       (2,369)               -            -         (4,388)
                                               ---------      ---------    ---------        ---------    ---------      ---------
    Net income (loss)                          $   4,391      $    (845)   $  10,852        $  18,534    $ (28,541)     $   4,391
                                               ---------      ---------    ---------        ---------    ---------      ---------
                                               ---------      ---------    ---------        ---------    ---------      ---------


                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               The Company
                                                 Excluding                 Doe Run Cayman    Doe Run
                                                Guarantor      Domestic     and Certain      Peru and                       The
                                               Subsidiaries   Guarantors    Subsidiaries    Subsidiaries  Eliminations    Company
                                               ------------   ----------   --------------   ------------  ------------   ---------
Net cash provided by (used in) operating
  activities                                     $ (9,920)     $    378        $ 11,275      $ 13,331      $(18,759)     $ (3,695)
Cash flows from investing activities:
  Purchases of property, plant and equipment       (5,122)          (24)            (85)       (6,569)            -       (11,800)
  Investment in subsidiaries                       (2,628)            -         (16,131)            -        18,759             -
                                                 --------      --------        --------      --------      --------      --------
    Net cash used in
      investing activities                         (7,750)          (24)        (16,216)       (6,569)       18,759       (11,800)

Cash flows from financing activities:
  Proceeds from (payments on ) revolving
    loans and short-term borrowings, net           10,919             -               -        (7,846)            -         3,073
  Payments on long-term debt                         (895)            -            (426)            -             -        (1,321)
  Proceeds from sale/leaseback transactions             -             -               -        17,922        17,922
  Payment of deferred financing costs                (711)            -               -             -          (711)
  Loans from parent/subsidiaries                    8,357          (354)          5,307       (13,310)            -             -
                                                 --------      --------        --------      --------      --------      --------
    Net cash provided by (used in)
      financing activities                         17,670          (354)          4,881        (3,234)            -        18,963
                                                 --------      --------        --------      --------      --------      --------
    Net increase (decrease) in cash                     -             -             (60)        3,528             -         3,468
Cash at beginning of period                             -             -              89         4,557             -         4,646
                                                 --------      --------        --------      --------      --------      --------
Cash at end of period                            $      -      $      -        $     29      $  8,085      $      -      $  8,114
                                                 --------      --------        --------      --------      --------      --------
                                                 --------      --------        --------      --------      --------      --------


                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED APRIL 30, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                               The Company
                                                 Excluding                 Doe Run Cayman     Doe Run
                                                Guarantor      Domestic     and Certain       Peru and                     The
                                               Subsidiaries   Guarantors    Subsidiaries     Subsidiary   Eliminations   Company
                                               ------------   ----------   --------------    ----------   ------------  ---------
Net cash provided by (used in) operating
  activities                                    $  15,626      $   (324)     $  (7,663)       $     625     $ (10,007)  $  (1,743)
Cash flows from investing activities:
  Special term deposit                           (125,000)            -              -                -             -    (125,000)
  Purchases of property, plant and equipment       (6,248)       (3,124)             -           (1,536)            -     (10,908)
  Investment in subsidiaries                      (10,007)            -              -                -        10,007           -
                                                ---------      --------      ---------        ---------     ---------   ---------
    Net cash used in investing activities        (141,255)       (3,124)             -           (1,536)       10,007    (135,908)
Cash flows from financing activities:
  Proceeds from (payments on) revolving
    loans and short-term borrowings, net            4,681             -         (3,000)           5,000             -       6,681
  Proceeds from long-term debt                    255,000             -        125,000                -             -     380,000
  Payments on long-term debt                     (130,845)            -       (100,000)               -             -    (230,845)
  Payment of deferred financing costs             (11,985)            -           (312)               -             -      (9,986)
  Loans from parent                                 9,888         3,448        (13,336)               -             -           -
  Payment of dividends                               (189)            -              -                -             -        (189)
  Redemption of preferred stock                    (2,500)            -              -                -             -      (2,500)
                                                ---------      --------      ---------        ---------     ---------   ---------
    Net cash provided by financing activities     126,361         3,448          8,352            5,000             -     143,161
                                                ---------      --------      ---------        ---------     ---------   ---------
    Net increase in cash                           (1,579)            -            689            4,089             -       3,199
Cash at beginning of period                         1,579             -          2,351            5,013             -       8,943
                                                ---------      --------      ---------        ---------     ---------   ---------
Cash at end of period                           $       -      $      -      $   3,040        $   9,102     $       -   $  12,142
                                                ---------      --------      ---------        ---------     ---------   ---------
                                                ---------      --------      ---------        ---------     ---------   ---------


                               DOE RUN PERU S.R.L.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          APRIL 30,        OCTOBER 31,
                                                                            1999              1998
                                                                         -----------       -----------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
     Cash                                                                 $   8,085        $   4,557
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                   23,781           30,935
     Inventories                                                             76,414           78,150
     Prepaid expenses and other current assets                               28,617           21,923
     Due from parent/subsidiaries                                            29,748           22,229
                                                                          ---------        ---------
         Total current assets                                               166,645          157,794

Property, plant and equipment, net                                          107,738          100,761
Other noncurrent assets, net                                                    385              448
                                                                          ---------        ---------
         Total assets                                                     $ 274,768        $ 259,003
                                                                          ---------        ---------
                                                                          ---------        ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities of long-term debt       $   7,306        $       -
     Accounts payable                                                        24,685           30,155
     Accrued liabilities                                                     16,100           16,588
     Due to parent                                                           13,195           19,028
                                                                          ---------        ---------
         Total current liabilities                                           61,286           65,771

Long-term debt, less current maturities                                      30,947           28,000
Net deferred tax liabilities                                                  3,030            2,566
Other noncurrent liabilities                                                  7,200            7,200
                                                                          ---------        ---------
         Total liabilities                                                  102,463          103,537

Shareholders' equity:

     Common stock, one nuevo sole par value, 648,672,941
         shares authorized, issued and outstanding                          255,200          247,926
     Due from shareholder                                                  (109,509)        (125,000)
     Foreign currency translation adjustment                                (15,227)               -
     Retained earnings                                                       41,841           32,540
                                                                          ---------        ---------
         Total shareholders' equity                                         172,305          155,466
                                                                          ---------        ---------
         Total liabilities and shareholders' equity                       $ 274,768        $ 259,003
                                                                          ---------        ---------
                                                                          ---------        ---------


             The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS                     SIX MONTHS
                                                     ENDED APRIL 30,                   ENDED APRIL 30,
                                               --------------------------        --------------------------
                                                  1999             1998             1999             1998
                                               ---------        ---------        ---------        ---------
Net sales                                      $ 110,815        $ 115,548        $ 218,589        $ 227,359

Costs and expenses:
    Cost of sales                                 93,614           90,483          184,533          181,631
    Depreciation and amortization                  1,899            1,739            3,745            3,396
    Selling, general and administrative            8,902           13,433           17,452           18,130
                                               ---------        ---------        ---------        ---------
        Total costs and expenses                 104,415          105,655          205,730          203,157
                                               ---------        ---------        ---------        ---------
        Income from operations                     6,400            9,893           12,859           24,202

Other income (expense):
    Interest expense                                (332)              (3)          (1,612)             (35)
    Interest income                                  395              114              466              456
    Other, net                                    (1,624)             408           (1,953)             579
                                               ---------        ---------        ---------        ---------
                                                  (1,561)             519           (3,099)           1,000
                                               ---------        ---------        ---------        ---------
        Income before income tax expense           4,839           10,412            9,760           25,202
Income tax expense                                  (317)           1,395              459            6,668
                                               ---------        ---------        ---------        ---------
        Net income                             $   5,156        $   9,017        $   9,301        $  18,534
                                               ---------        ---------        ---------        ---------
                                               ---------        ---------        ---------        ---------


             The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             DOE RUN PERU S.R.L.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS
                                                                           ENDED APRIL 30,
                                                                      ------------------------
                                                                        1999            1998
                                                                      --------        --------
Net cash provided by operating activities                             $ 13,331        $    625
Cash flows from investing activities:
     Purchases of property, plant and equipment                         (6,569)         (1,536)
                                                                      --------        --------
          Net cash provided by  investing activities                    (6,569)         (1,536)
Cash flows from financing activities:
     Proceeds from (payments on) revolving loans and
       short-term borrowings, net                                       (7,846)          5,000
     Proceeds from sale/leaseback transactions                          17,922               -
     Loans to parent                                                   (13,310)              -
                                                                      --------        --------
          Net cash used in financing activities                         (3,234)          5,000
                                                                      --------        --------
          Net increase in cash                                           3,528           4,089

Cash at beginning of period                                              4,557           5,013
                                                                      --------        --------
Cash at end of period                                                 $  8,085        $  9,102
                                                                      --------        --------
                                                                      --------        --------

              The accompanying notes are an integral part of
            these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1) BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS
     In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of April 30, 1999 and results of operations for the three and six month periods ended April 30, 1999 and 1998. Interim periods are not necessarily indicative of results to be expected for the year.

(2) INVENTORIES

                                                   APRIL 30,    OCTOBER 31,
                                                     1999          1998
                                                     ----          ----
                                                  (UNAUDITED)
     Refined metals and concentrates for sale       $ 4,918       $ 3,857
     Metals and concentrates in process              45,897        54,534
     Materials, supplies and spare parts             25,599        19,759
                                                    -------       -------
                                                    $76,414       $78,150
                                                    -------       -------
                                                    -------       -------


(3) SALE/LEASEBACK TRANSACTION

     In January 1999, Doe Run Peru finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,163. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. This transaction has been accounted for as a financing arrangement. A sale and leaseback of computer equipment, accounted for as a financing arrangement, provided an additional $761 of cash flows from financing activities.

(4) CONVERSION OF LOAN TO FOREIGN CURRENCY

     In the second quarter Doe Run Mining and Doe Run Peru agreed to convert the loan payable to Doe Run Peru by Doe Run Mining from dollars into Peruvian nuevos soles. The related translation effect of the loan receivable is reflected in other shareholders' equity as a foriegn currency translation adjustment.


(4) MERGER OF DOE RUN PERU AND COBRIZA S.A.

     On March 1, 1999 Doe Run Mining merged the Empresa Minera Cobriza S.A. into Doe Run Peru.

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


RESULTS OF OPERATIONS

     The Company reported net income of $0.6 million for three months ended April 30, 1999 (the 1999 quarter) compared to net income of $2.4 million for the three months ended April 30, 1998 (the 1998 quarter). The Company's U.S. operations reported a net loss $6.4 million (excluding intercompany fee revenue of $4.2 million) for the 1999 quarter compared to a net loss of $8.6 million (excluding intercompany fee revenue of $7.8 million) in 1998 quarter. The improvement in U.S. operations was primarily due to: an increase in gross margins, in spite of lower lead, copper and zinc prices, due to increased volumes and lower unit production costs reduced selling, administrative and other expenses; and absence of the extraordinary loss affecting the 1998 quarter, associated with the Company's refinancing activities. These improvements were partially offset by increased depreciation expense primarily associated with the acquisition of the Missouri Lead Division assets of ASARCO Incorporated (the MLD Acquisition), and increased interest expense associated with the Company's refinancing and an increase in outstanding debt, primarily associated with the MLD Acquisition. Peruvian operations contributed $6.9 million to net income for the 1999 quarter (excluding intercompany fees and eliminations of $4.5 million) compared to net income of $11.0 million (excluding intercompany fees and eliminations of $7.6 million) in the 1998 quarter. The decrease in Peruvian net income was due primarily to increased unit production costs of silver and copper resulting from difficulties in obtaining suitable feed material and lower treatment charges for copper. Increased interest expense also contributed to the decrease in net income. Partially offsetting these factors were lower income taxes and absence of the extraordinary loss affecting the 1998 quarter associated with the Company's refinancing activities.

     The Company reported a net loss of $13.6 million (excluding intercompany fee revenue of $8.3 million) for the six months ended April 30, 1999 (the 1999 period) compared to net income of $4.4 million (excluding intercompany fee revenue of $7.8 million) for the six months ended April 30, 1998 (the 1998 period). The Company's U.S. operations reported a net loss of $24.6 million for the 1999 period compared to a net loss of $14.2 million for the 1998 period. The net loss was increased primarily as a result of a write-off of deferred tax balances of $6.2 million associated with a change in tax status to a qualified subchapter S subsidiary, and increased depreciation. See "Item 1. Financial Statements - Note 4 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status. These factors were partially offset by improved gross margins and absence of the extraordinary loss affecting the 1998 period. Peruvian operations contributed $11.0 million to net income for the 1999 period (excluding intercompany fees and eliminations of $8.2 million) compared to net income of $18.6 million (excluding intercompany fees and eliminations of $7.9 million) for the 1998 period. The decrease in Peruvian net earnings was due primarily to increased unit production costs and increased interest expense offset by lower income taxes and absence of the extraordinary loss affecting the 1998 period.

     The Company's results for the three months and the six months ended April 30, 1999 reflect declines in the market prices of lead, copper, zinc, and silver from the prior year. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                           Three Months Ended               Six Months Ended
                                                April 30,                       April 30,
                                      ----------------------------    ----------------------------
                                          1999            1998            1999            1998
                                      ------------    ------------    ------------    ------------
          AVERAGE PRICES
          Lead  ($/ton)               $     465.60    $     498.80    $     457.80    $     494.40
          Copper  ($/ton)                 1,284.80        1,576.80        1,319.80        1,599.60
          Zinc  ($/ton)                     927.40          963.60          896.40          991.40
          Silver ($/troy ounce)               5.26            6.47            5.13            6.03

     The following table sets forth the Company's production statistics for the periods indicated:

                                                            Three Months Ended            Six Months Ended
                                                                April 30,                     April 30,
                                                         ----------------------        ----------------------
                                                           1999           1998           1999           1998
                                                         -------         ------        -------        -------
   U.S. OPERATIONS
     Lead metal - primary (short tons)                    98,205         63,712        191,103        126,622
     Lead metal - secondary (short tons)                  28,047         26,988         55,426         54,286
     Lead concentrates (metal content, short tons)       100,444         60,117        192,014        119,172
     Ore Grade                                              5.59%          5.44%          5.57%          5.35%

   PERUVIAN OPERATIONS
     Refined copper (short tons)                          18,113         16,788         35,464         34,959
     Refined lead (short tons)                            29,239         28,922         58,758         57,236
     Refined zinc (short tons)                            19,533         19,344         39,457         39,007
     Refined silver (thousands of troy ounces)             7,597          6,454         15,664         12,781
     Refined gold (thousands of troy ounces)                  18             14             33             27


     Mine production of lead metal in concentrates for the 1999 quarter increased by 67.1% compared to the 1998 quarter. Of this increase, 51.3% was attributable to the MLD Acquisition. Production by existing properties was 15.8% better in the 1999 quarter, compared to the prior year, primarily due to an increase in ore grade from 5.44% in the 1998 quarter to 6.01% in the 1999 quarter. Operating plans were modified during the 1999 quarter based on evaluations designed to optimize mine production in light of low metal prices and the availability of lead concentrates for purchase. As a result, mining of lower grade areas was scaled back from planned levels. For the 1999 period, mine production of lead metal in concentrates increased by 61.1% compared to the 1998 period. Of this increase, 49.8% was attributable to the MLD Acquisition. Production by existing properties was 11.4% better than the prior year primarily due to an increase in ore grade from 5.35% in the 1998 quarter to 5.91% in the 1999 quarter. While production exceeded the prior year, it was slightly less than planned, in spite of the improved ore grade, due to the production disruptions that occurred during the first quarter and the modifications to the operating plan discussed above.

     Primary smelter production for the 1999 quarter was 54.1% greater than the 1998 quarter. The MLD Acquisition accounted for an increase of 52.1%. Production at the Company's Herculaneum primary smelter was 2.1% in the 1999 quarter, compared to the prior year. For the 1999 period, primary smelter production increased 50.9% over the 1998 period. An increase of 52.4% is attributable to the MLD Acquisition. Herculaneum's production for the 1999 period was 1.5% less than the 1998 period due primarily to cooling system failures on its blast furnaces which occurred during the first quarter of 1999. A portion of this production shortfall was recovered during the second quarter and the Company anticipates recovery of all of the lost production by the end of the third quarter of the fiscal year.

     Secondary smelter production exceeded the prior year by 3.9% for the three months and 2.1% for the six months ended April 30, 1999 due to improved smelter operating efficiencies.

     During the third quarter of 1998, La Oroya installed equipment that increased the capacity of its silver and lead refineries by approximately 25.0% and 4.8%, respectively. The benefits of these improvements, partially offset by problems obtaining suitable feed material and the need to produce bullion lead to meet customer commitments, are reflected in the production results for the 1999 quarter. Refined silver production exceeded the prior year by 17.7% and 22.6% for the quarter and the six months ended April 30, 1999, respectively. Refined lead production was up 1.1% for the quarter and 2.7% for the six months, compared to the prior year. Copper production was better than the prior year for both the three monthsand the six months ended April 30, 1999, but slightly less than expected, due to the reduced availability of suitable concentrates. The tight market conditions for copper concentrates continue currently, and the Company intends to partially mitigate the impact of these market conditions by maximizing production of copper concentrates from its Cobriza mine.

     Results of operations for the three months and the six months ended April 30, 1999 and 1998 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

     NET SALES in the 1999 quarter were $191.7 million compared to $174.3 million in the 1998 quarter. A decrease of $5.2 million is attributable to Peruvian operations. U. S. net sales were $22.6 million or 38.3% higher in the 1999 quarter, compared to the 1998 quarter, primarily due to greater lead metal and zinc concentrate sales volume associated with the MLD Acquisition, offset by lower realized prices for lead, zinc and copper.

     The following table sets forth the sales volume and realized prices for the Company's U. S. operations for the periods indicated:

                                           Three Months Ended                   Six Months Ended
                                                 April 30,                           April 30,
                                        --------------------------         ---------------------------
                                           1999             1998              1999              1998
                                        ---------        ---------         ---------         ---------
  SALES VOLUMES (SHORT TONS)
     Lead metal                           107,099           66,352           212,116           136,784
     Zinc concentrates                     27,197           18,311            50,171            33,142
     Copper concentrates                    3,850            3,732             7,316             9,495

  REALIZED PRICES ($/TON)
     Lead metal                         $  548.04        $  597.54         $  535.50         $  589.37
     Zinc concentrates                     305.55           344.98            291.26            358.85
     Copper concentrates                   229.09           254.82            206.53            223.38


     Lead metal net sales increased 48.0% from $39.6 million in the 1998 quarter to $58.7 million in the 1999 quarter. An increase of $24.3 million in lead metal net sales resulted from the volume increase discussed above. The average LME price for lead metal decreased 6.7% in the 1999 quarter compared to the 1998 quarter. As a result, the Company's net realized price was 8.3% lower in the 1999 quarter which reduced net sales by $5.3 million. Net realized prices for lead metal include the effects of changes in premiums received, as well as net hedging activity. Zinc concentrate sales were higher by $2.0 million due to a 48.5% volume increase partially offset by lower realized prices. Other sales were higher primarily due to an increase of approximately $2.0 million in sales by Seafab Metals Company, a division of FPI, which returned to full production after relocating its fabrication plant during 1998, partially offset by a reduction in sales of zinc metal imported from Peru.

     Net sales for the 1999 period were $373.4 million compared to $343.4 million for the 1998 period. A decrease of $9.0 million is attributable to Peruvian operations. U.S. net sales for the 1999 period were $39.0 million greater than the 1998 period due primarily to increased lead metal and zinc concentrate sales volume partially offset by lower metal prices. Lead metal net sales increased 40.9% from $80.6 million in the 1998 period to $113.6 million in the 1999 period. An increase of $33.0 million in lead metal net sales resulted from the volume increase discussed above. The average LME price for lead metal decreased 7.4% in the 1999 period, compared to the 1998 period. As a result, the Company's net realized price was 9.1% lower in the 1999 period reducing net sales by $11.4 million. Zinc concentrate sales were $2.7 million higher in the 1999 period, compared to the 1998 period, due to a 51.4% volume increase partially offset by a 18.8% reduction in the net realized price. Other sales were higher primarily due to an increase of approximately $4.2 million in sales by Seafab Metals Company, partially offset by a reduction in sales of imported zinc metal.

     COST OF SALES for the 1999 quarter was $160.1 million compared to $139.5 million for the 1998 quarter. Of this increase, $0.5 million is attributable to Peruvian operations. U.S. cost of sales for the 1999 quarter was $20.1 million greater than the 1998 quarter. Volume changes, primarily the increased sales of lead metal and zinc concentrates discussed above accounted for a cost of sales increase of $24.8 million, which was partially offset primarily by a 7.8% reduction in the per unit production cost of lead metal. This lower production cost is primarily the result of programs the Company implemented during the second quarter of 1998 to minimize the impact of metal price declines through cost reductions and productivity and revenue enhancements. These programs, which are ongoing, include maintenance and other expense reductions, selective mining of higher grade ores and increased primary and secondary smelter production, all of which contributed to improved unit production cost in the 1999 quarter. Also contributing to lower unit costs were certain production efficiencies realized as a result of the MLD Acquisition.

     COST OF SALES for the 1999 period was $320.3 million compared to $283.1 million for the 1998 period. Of this increase, $2.4 million is attributable to Peruvian operations. U.S. cost of sales for the 1999 period increased by $34.8 million compared to the 1998 period. As a result of the production increases discussed previously, lead metal sales volume was up 55.1% or 75,332 tons over the prior year, increasing cost of sales by $42.9 million. Other volume changes added an additional $4.7 million to cost of sales. These volume increases were partially offset by lower unit production costs which were primarily the result of the Company's programs of cost reduction and the productivity enhancements, and the efficiencies realized as a result of the MLD Acquisition, discussed above.

     DEPLETION, DEPRECIATION AND AMORTIZATION for the 1999 quarter increased by $2.5 million compared to the 1998 quarter. For the 1999 period, depletion, depreciation and amortization increased by $4.9 million, compared to the 1998 period. Increases of $0.2 million for the 1999 quarter and $0.4 million for the 1999 period are attributable to Peruvian operations. The increases in depletion, depreciation, and amortization for U.S. operations for the 1999 quarter and the 1999 period are primarily attributable to the MLD Acquisition.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $1.2 million in the 1999 quarter compared to the 1998 quarter. Peruvian operations accounted for an increase of $0.3 million. U.S. selling and administrative expenses decreased $1.5 million from the 1998 quarter to the 1999 quarter. The 1998 quarter included charges of approximately $2.2million related to services provided to the Peruvian operation for approximately seven months of operations, compared to $1.3 million in the 1999 quarter related to services for three months of operations. The Company's cost of providing these selling and administrative services to its Peruvian subsidiaries was reimbursed by fees collected under various services and agency agreements. These fees have been eliminated from the Company's consolidated financial statements. The 1998 quarter also included administrative expenses of approximately $0.3 million related to the Company's refinancing activities which did not recur in the 1999 quarter.

     SELLING, GENERAL AND ADMINISTRATIVE expenses were approximately the same in the 1999 period and the 1998 period. Increases in management fees paid to Renco, consulting and other expenses were offset by the non-recurring items mentioned above and other expense reductions.

     EXPLORATION expense for the 1999 quarter decreased $0.3 million compared to the 1998 quarter due to the timing of exploration activities. For the 1999 period, exploration expense increased by $0.3 million compared to the 1998 period primarily due more extensive evaluation of potential mineral properties, primarily in Missouri.

     INCOME FROM OPERATIONS for the 1999 quarter was $13.4 million compared to $17.7 million for the 1998 quarter. For the 1999 period, operating income was $17.1 million compared to $29.5 million for the 1998 period. Decreases of $6.2 million for the quarter and $11.9 million for the six months, are attributable to Peruvian operations. The remainder of the changes are due to the factors discussed above.

     INTEREST EXPENSE increased by $5.6 million in the quarter and $14.9 million in the 1999 period, compared to the prior year, due to increases in the Company's average outstanding debt balance and higher average interest rates. The increases in the Company's average outstanding debt balance of approximately $192.1 million for the quarter and $228.9 for the six months were primarily the result of the $125 million required for a deposit (see "INTEREST INCOME", below) made in a foreign bank as collateral for a loan made to Doe Run Mining (the Special Term Deposit), borrowing to finance the MLD Acquisition and increased working capital required for Peruvian operations and for operations of the assets acquired in the MLD Acquisition.

     INTEREST INCOME increased $1.9 million from the 1998 quarter to the 1999 quarter and $5.2 million from the 1998 period to the 1999 period primarily due to interest income on the $125.0 million Special Term Deposit.

     INCOME TAX EXPENSE for the 1999 quarter and the 1999 period reflects the impact of a change in tax status effective at the beginning of the fiscal year. See "Item 1. Financial Statements--Note 4 to the Company's Consolidated Financial Statements." As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6.2 million in the 1999 period.

RESULTS OF PERUVIAN OPERATIONS

     The following table set forth the operating results, sales volumes and realized prices of the Company's Peruvian operations for the periods indicated:

                                                                     Three Months Ended                 Six Months Ended
                                                                         April 30,                          April 30,
                                                                 --------------------------        --------------------------
RESULTS OF OPERATIONS                                               1999             1998             1999             1998
                                                                 ---------        ---------        ---------        ---------
     Net sales                                                   $ 110,815        $ 115,548        $ 218,589        $ 227,359

     Costs and expenses:
          Cost of sales                                             91,787           90,707          184,533          181,631
          Depreciation and amortization                              1,918            1,697            3,790            3,396
          Selling, general and administrative                        4,651            4,356            9,138            9,053
          Intercompany fees                                          4,204            7,817            8,275            7,817
                                                                 ---------        ---------        ---------        ---------
              Total costs and expenses                             102,560          104,577          205,736          201,897
                                                                 ---------        ---------        ---------        ---------

               Income from operations                                8,255           10,971           12,853           25,462

     Other income (expense)
          Interest expense                                          (4,033)          (2,743)          (9,100)          (5,667)
          Interest income                                              396              114              507              456
          Other, net                                                (1,061)            (488)             325             (360)
                                                                 ---------        ---------        ---------        ---------
                                                                    (4,698)          (3,117)          (8,268)          (5,571)
                                                                 ---------        ---------        ---------        ---------
     Income before income tax expense                            $   3,557        $   7,854        $   4,585        $  19,891
                                                                 ---------        ---------        ---------        ---------
                                                                 ---------        ---------        ---------        ---------

     Note: The following eliminations were made in consolidating these results with the Company.

     Net sales                                                   $     343        $     (84)       $   2,770        $   2,478
     Cost of sales                                                     683              143            2,885            2,372
     Intercompany fees                                               4,204            7,817            8,275            7,817


SALES VOLUMES
          Copper (short tons)                                       18,165           17,272           35,363           35,155
          Lead (short tons)                                         30,564           28,533           59,777           55,438
          Zinc (short tons)                                         18,962           21,323           38,519           39,692
          Silver (thousands of troy ounces)                          7,804            6,500           15,640           13,008
          Gold (thousands of troy ounces)                               14               14               30               26

REALIZED PRICES
          Copper ($/ton)                                         $1,282.62        $1,524.20        $1,321.67        $1,575.12
          Lead ($/ton)                                              494.01           509.01           485.55           521.52
          Zinc ($/ton)                                              937.00           984.46           910.37         1,023.54
          Silver  ($/troy ounce)                                      5.33             6.40             5.12             5.91
          Gold  ($/troy ounce)                                      286.01           302.95           289.49           300.44


     NET SALES in the 1999 quarter were $110.8 million compared to $115.5 million in the 1998 quarter. This decline is the result of lower realized prices for refined copper, lead, zinc, silver and gold partially offset by improved sales volumes of refined copper, lead and silver. The production improvements discussed previously increased refined silver sales volume by
1.3 million ounces or 20.1%, increasing net sales by $8.3 million. The average LBMA price for silver was lower by 18.7% in the 1999 quarter compared to the 1998 quarter. As a result, the Company's net realized price for refined silver was 16.7% lower in the 1999 quarter, reducing net sales by $8.7 million. Net realized prices for silver are net of the effects of changes in premiums and hedging activities. Refined copper net sales were lower by $3.0 and million or 11.5% in the 1999 quarter primarily due to a
15.8 % decrease in the net realized price. Refined zinc net sales were $3.2 million lower in the 1999 quarter, compared to 1998 quarter, due to a 4.8% decrease in the net realized price and an 11.1% decrease in sales volume. Copper blister sales were $3.1 million in the 1999 quarter, while there were none in the 1998 quarter due to changes in customer demand.

     Net sales for the 1999 period were $218.6 million compared to $227.4 million in the 1998 period. The reduction is due to lower metal prices partially offset by improved sales volumes. The production improvements discussed previously increased refined silver sales volume by 2.6 million ounces or 20.2%, increasing net sales by $15.5 million. Due to a 14.9% decrease in the average LBMA price for silver, the Company's net realized price for refined silver was 13.4% lower in the 1999 period, reducing net sales by $12.2 million. Refined copper net sales were lower by $8.6 million in the 1999 period, compared to the 1998 period, primarily due to a 16.1% decrease in the net realized price. Refined zinc net sales were $5.6 million lower in the 1999 period compared to 1998 period due to lower prices and volumes.

     COST OF SALES increased from $90.7 million in the 1998 quarter to $91.0 million in the 1999 quarter. The sales volume increases discussed above, offset by lower refined zinc and bullion lead volume, account for an increase of $5.3 million in cost of sales. This increase was offset by lower unit production cost for silver, copper and zinc resulting primarily from a decrease in feed cost due to lower market prices for these metals and by reductions in various indirect production expenses.

     COST OF SALES increased 1.2% from the 1998 period to the 1999 period. Increased sales volume of silver, lead, copper and blister copper, partially offset by lower refined zinc and bullion lead sales, account for a $15.1 million increase in cost of sales. The increase due to volume was partially offset by lower unit production costs for copper, lead zinc and silver that were primarily the result of lower cost of feed costs for these metals.

     DEPRECIATION AND AMORTIZATION expense increased by $0.2 million for the 1999 quarter and $0.4 million the 1999 period, compared to the prior year, primarily due to recent capital additions.

     INTERCOMPANY FEES for the three months and the six months ended April 30, 1999 and 1998 represent fees paid to the Company under various services and agency agreements with its Peruvian subsidiaries. These fees have been eliminated from the Company's consolidated financial statements.

     INCOME FROM OPERATIONS decreased $2.7 million in the 1999 quarter compared to the 1998 quarter and $12.6 million in the 1999 period compared to the 1998 period due primarily to the factors discussed above.

     INTEREST EXPENSE increased $1.3 million for 1999 quarterand $3.4 million for the 1999 periodcompared to the prior year, primarily due to an increase of approximately $52.3 million in the average outstanding debt balance and higher average interest rates. Proceeds from the increase in the outstanding debt were used to repay a $23 million intercompany loan and to finance increased working capital required for ongoing operations.

     INTEREST INCOME increased $0.3 million for the three months and $0.1 million for the six months ended April 30 1999, compared to the prior year, primarily due to interest received on extended terms granted to customers partially offset by lower average cash balances.

     OTHER NET, expense increased $0.6 million in the 1999 quarter compared to the 1999 quarter primarily due to translation gains. For the 1999 period other net income was $0.3 million compared to net expense of $0.4 million for the 1998 period. The change is primarily due to reductions of expenses related to the El Nino flooding that occurred in the 1998 period and reductions in other miscellaneous expenses.

FOREIGN INCOME TAXES

     The Company's foreign income tax provision reflects the provision of its Peruvian subsidiaries at the statutory rate of 30%. Differences between the effective and statutory rate are due primarily to book losses of certain subsidiaries that cannot be offset against other subsidiaries' taxable income for Peruvian income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of April 30, 1999, $34.5 million was outstanding, exclusive of $5.2 million of letters of credit, under the Doe Run Revolving Credit Facility. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit and customs bonds based upon specific percentages of eligible receivables and inventories. At April 30, 1999, $16.0 million, exclusive of $2.8 million of letters of credit and customs bonds, was outstanding under the Doe Run Peru Revolving Credit Facility. Net unused availability at April 30, 1999 was $26.7 million under the Doe Run Revolving Credit Facility and $21.2 million under the Doe Run Peru Revolving Credit Facility. In Peru, the Company also has available two unsecured and uncommitted credit arrangements, and additional availability related to letters of credit and customs bonds, provided by local banks. At April 30, 1999, $4.1 million exclusive of $10.8 million of letters of credit and customs bonds was outstanding under these arrangements. Borrowings under the Peruvian working capital facilities, including the Doe Run Peru Revolving Credit Facility, are limited to $60.0 million under the indentures governing the Notes. In addition to availability under the credit facilities, the Company had $8.1 of cash on deposit in banks at April 30, 1999.

     In the 1999 quarter, cash used in operating activities was $7.1 million, cash used in investing activities was $8.0 million and cash provided by financing activities was $14.5 million. For the 1999 period cash used in operating activities was $3.7 million, cash used in investing activities was $11.8 million and cash provided by financing activities was $19.0 million (this includes net proceeds of $17.9 million from sale and leaseback transactions, including the sale and leaseback of La Oroya's oxygen plant discussed below).

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

     In the U.S., the Company had capital expenditures of $5.1 million for the 1999 period and has projected total capital expenditures for fiscal 1999 of approximately $8.9 million, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $63.4 million per year on repairs and maintenance from fiscal 1996 through fiscal 1998. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. The Peruvian operations had capital expenditures of $6.7 million in the 1999 period and have projected total capital expenditures for fiscal 1999 of approximately $20.0 million, primarily to support ongoing operations and for operational and environmental improvements.

     The Company has substantial indebtedness and debt service requirements. As of April 30, 1999, on a consolidated basis, the Company had $499.2 million of indebtedness outstanding, or $374.2 million net of the Special Term Deposit. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future.

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

     On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a QSSS. As a result of such election, generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. However, under the "built-in gain" provisions of the tax law, federal and state taxes may become payable and will be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases at the effective date of the S corporation election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to generate any taxes under the built-in gain provisions of the tax laws. See "Item 1. Financial Statements--Note 4 to the Company's Consolidated Financial Statements."




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

     In Peru, current computerized systems supporting the Company's financial, commercial, and logistical functions are largely year 2000 non-compliant. The Company is dependent on these systems to conduct its basic day to day business functions. The Company has purchased new computing hardware and software to replace most of these systems. Systems not being replaced are being upgraded to year 2000 compliance.

Implementation of the new systems is underway, and the Company has retained specialized outside consultants to assist in this activity. The implementation project is on schedule for completion of key systems by November 1999.

     Process controls and other systems are being evaluated individually and may require replacement software, reprogramming and other corrective actions. The Company has evaluated the status of these systems, and is in the process of making critical systems year 2000 compliant. Assessment of, and correction to these systems is targeted for completion by November 1999.

     The Company is developing contingency plans for IS and non-IS systems, as considered necessary after assessment, implementation and testing phases are completed.

     The Company's operations are dependent on various third parties. The Company's operations depend on the availability of utility services, primarily electricity, and transportation services. The Peruvian operations depend on the viability and performance of certain customers and suppliers. Areas of particular vulnerability include the supply of concentrate feed, electric power supply, transportation services. The company also has exposure to the performance of certain government agencies, particularly the import and export of products and reimbursement to the company of export tax credits. The Company has written and/or visited key suppliers and customers requesting assurance that year 2000 issues will not disrupt their ability to provide service to the Company. Relevant government agencies will also be contacted. A substantial disruption in utility services or feed supply or decreases in orders from significant customers due to these third parties failing to achieve year 2000 compliance could have a significant impact on the Company's financial results. The Company is in the process of identifying its crucial vendors and customers and requesting information from them regarding their readiness for the year 2000. The Company intends to create contingency plans based on the responses to these inquiries to mitigate the risk of disruption to its operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses and the related costs paid or premiums received for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See "Part 1, Item 1. Financial Statements - Note 7 to the Company's Consolidated Financial Statements."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

    Exhibit 10.1 Amendment No. 3 to Loan and Security Agreement dated February 1, 1999 by and among The Doe Run Resources Corporation, Fabricated Products, Inc. and Congress Financial Corporation.

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

                              THE DOE RUN RESOURCES CORPORATION
                              (Registrant)






         June 11, 1999            /s/    Marvin K. Kaiser
Date                          Marvin. K. Kaiser
                              Vice President and Chief Financial Officer
                              (duly authorized officer and principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                                    Description
--------------                                    -----------
Exhibit 10.1               Amendment No. 3 to Loan and Security Agreement
                           dated February 1, 1999 by and among The Doe Run
                           Resources Corporation, Fabricated Products, Inc.
                           and Congress Financial Corporation

Exhibit 27                 Financial Data Schedule