Form 10-Q
period 1999-07-31
DOE RUN RESOURCES CORP
filed 1999-09-13
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended JULY 31, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of September 10, 1999:

COMMON STOCK, $.10 PAR VALUE                                     1,000 SHARES


                               THE DOE RUN RESOURCES CORPORATION
                                       INDEX TO FORM 10-Q

                                                                                                  PAGE NO.
                                                                                                  --------

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                               THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
   July 31, 1999 and October 31, 1998                                                                3
Consolidated Statements of Operations
   three and nine months ended July 31, 1999 and 1998                                                4
Condensed Consolidated Statements of Cash Flows
   nine months ended July 31, 1999 and 1998                                                          5
Notes to Consolidated Financial Statements                                                          6-19

                                      DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
   July 31, 1999 and October 31, 1998                                                                20
Condensed Consolidated Statements of Operations
   three and nine months ended July 31, 1999 and 1998                                                21
Condensed Consolidated Statements of Cash Flows
   nine months ended July 31, 1999 and 1998                                                          22
Notes to Condensed Consolidated Financial Statements                                                 23


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                    24-35
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                                 35

PART II.  OTHER INFORMATION.
ITEM 2.  LEGAL PROCEEDINGS                                                                           35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  EXHIBITS                                                                                        36


SIGNATURES                                                                                           37

EXHIBIT INDEX                                                                                        38

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       THE DOE RUN RESOURCES CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                   JULY 31,            OCTOBER 31,
                                                                                                     1999                 1998
                                                                                                   --------           ------------
                                                                                                  (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                                                                           $   6,963            $   4,646
    Trade accounts receivable, net of allowance for
        doubtful accounts                                                                             85,190               86,338
    Inventories                                                                                      128,515              126,467
    Prepaid expenses and other current assets                                                         35,968               30,306
                                                                                                   ---------            ---------
        Total current assets                                                                         256,636              247,757

Property, plant and equipment, net                                                                   264,727              264,468
Special term deposit                                                                                 125,000              125,000
Net deferred tax assets                                                                                    -                8,015
Other noncurrent assets, net                                                                          15,582               18,399
                                                                                                   ---------            ---------
        Total assets                                                                               $ 661,945            $ 663,639
                                                                                                   =========            =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term debt                                 $  11,261            $   2,018
    Accounts payable                                                                                  48,510               53,698
    Accrued liabilities                                                                               60,802               50,670
    Net deferred tax liabilities                                                                         -                  1,815
                                                                                                   ---------            ---------
        Total current liabilities                                                                    120,573              108,201

Long-term debt, less current maturities                                                              474,560              476,284
Net deferred tax liabilities                                                                           3,558                2,571
Other noncurrent liabilities                                                                          57,281               58,005
                                                                                                   ---------            ---------
        Total liabilities                                                                            655,972              645,061

Shareholder's equity:


    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                                         -                    -
    Additional paid-in capital                                                                         5,000                5,000
    Retained earnings                                                                                    973               13,578
                                                                                                   ---------            ---------
        Total shareholder's equity                                                                     5,973               18,578
                                                                                                   ---------            ---------
        Total liabilities and shareholder's equity                                                 $ 661,945            $ 663,639
                                                                                                   =========            =========

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           JULY 31,                         JULY 31,
                                                                -------------------------------  ------------------------------
                                                                       1999            1998             1999           1998
                                                                --------------  ---------------  --------------- --------------

Net sales                                                           $ 204,382        $ 184,360        $ 577,765      $ 527,765

Costs and expenses:
    Cost of sales                                                     172,748          156,586          493,095        439,691
    Depletion, depreciation and amortization                            7,684            5,551           24,064         17,012
    Selling, general and administrative                                 8,658            8,031           26,318         25,731
    Exploration                                                         1,005            1,165            2,855          2,764
                                                                    ---------        ---------        ---------      ---------
      Total costs and expenses                                        190,095          171,333          546,332        485,198
                                                                    ---------        ---------        ---------      ---------

      Income from operations                                           14,287           13,027           31,433         42,567

Other income (expense):
    Interest expense                                                  (14,972)         (12,532)         (44,413)       (27,037)
    Interest income                                                     3,629            3,641           11,202          6,000
    Other, net                                                           (800)             704           (1,117)            69
                                                                    ---------        ---------        ---------      ---------
                                                                      (12,143)          (8,187)         (34,328)       (20,968)
                                                                    ---------        ---------        ---------      ---------

      Income (loss) before income taxes                                 2,144            4,840           (2,895)        21,599

Income tax expense                                                      1,186            2,181            9,710         10,161
                                                                    ---------        ---------        ---------      ---------

      Income (loss) before extraordinary item                             958            2,659          (12,605)        11,438
      Extraordinary item related to early retirement
           of debt, net of income tax benefit                              -                -                -          (4,388)
                                                                    ---------        ---------        ---------      ---------

      Net income (loss)                                             $     958        $   2,659        $  (12,605)    $   7,050
                                                                    =========        =========        ==========     =========

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           (DOLLARS IN THOUSANDS)


                                                                                                      NINE MONTHS
                                                                                                     ENDED JULY 31,
                                                                                            ------------------------------
                                                                                                1999            1998
                                                                                            --------------  --------------
Cash flows from operating activities:
    Net income (loss)                                                                         $   (12,605)      $   7,050
    Extraordinary item related to retirement of debt                                                  -             6,750
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation, depletion and amortization                                                   24,064          17,012
        Amortization of deferred financing fees                                                     2,666           1,501
        Deferred income taxes                                                                       7,187             281
        Imputed interest                                                                              358              15
        Increase (decrease) resulting from changes in assets and liabilities                           58         (36,434)
                                                                                              -----------       ---------

             Net cash provided by (used in) operating activities                                   21,728          (3,825)

Cash flows from investing activities:
    Special term deposit                                                                              -          (125,000)
    Purchases of property, plant and equipment                                                    (24,912)        (17,032)
                                                                                              -----------       ---------
        Net cash used in investing activities                                                     (24,912)       (142,032)

Cash flows from financing activities:
    Proceeds from (payments on) revolving loans and
       short term borrowings, net                                                                 (15,544)         15,767
    Proceeds from long-term debt                                                                    5,665         380,000
    Payments on long-term debt                                                                     (2,075)       (230,845)
    Proceeds from sale/leaseback transactions                                                      17,922            -
    Payment of deferred financing costs                                                              (467)        (12,930)
    Payment of dividends                                                                               -             (189)
    Redemption of preferred stock                                                                      -           (2,500)
                                                                                              -----------       ---------
        Net cash provided by financing activities                                                   5,501         149,303
                                                                                              -----------       ---------
        Net increase in cash                                                                        2,317           3,446

Cash at beginning of period                                                                         4,646           8,943
                                                                                              -----------       ---------
Cash at end of period                                                                         $     6,963       $  12,389
                                                                                              ===========       =========

Supplemental disclosure of cash flow information-
    Cash paid during the period for:
       Interest, net of capitalized interest                                                  $    29,206       $   9,445
                                                                                              ===========       =========
       Income taxes                                                                           $     6,739       $  14,089
                                                                                              ===========       =========

               The accompanying notes are an integral part of
                   these consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1) SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

        UNAUDITED INTERIM FINANCIAL STATEMENTS

    These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). The common stock of the Company is owned by DR Acquisition Corp., a wholly-owned subsidiary of The Renco Group, Inc. (Renco). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 1999 and results of operations for the three and nine month periods ended July 31, 1999 and 1998. Interim periods are not necessarily indicative of results to be expected for the year.

        RECLASSIFICATIONS

    Certain prior year balances have been reclassified in order to conform to current presentation.

(2) INVENTORIES

                                                JULY 31,          OCTOBER 31,
                                                  1999               1998
                                              -----------         -----------
                                              (UNAUDITED)
    Finished metals and concentrates            $ 15,323           $ 10,954
    Metals and concentrates in process            66,215             70,224
    Materials, supplies and repair parts          46,977             45,289
                                                --------           --------
                                                $128,515           $126,467
                                                ========           ========

    Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,564 and $4,559 as of July 31, 1999 and October 31, 1998, respectively.

(3) SALE/LEASEBACK TRANSACTION

    In January 1999, Doe Run Peru S.R.L. (Doe Run Peru) finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. This transaction has been accounted for as a financing arrangement. A sale and leaseback of computer equipment, accounted for as a financing arrangement, provided an additional $760 of cash flows from financing activities. Under a related capital lease, certain computer hardware was leased under a capital lease obligation for $603, which included a deferred maintenance balance of $151.

(4) CHANGE IN TAXABLE STATUS

    On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary
    (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries, and the Company will continue to provide for state and local taxes for those jurisdictions that do not recognize QSSS status. As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6,200 for the nine months ended July 31, 1999.

                       THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(5) HEDGING

    The fair market value of the Company's net hedging positions at July 31, 1999 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

    The fair market value of the Company's net open hedging positions at July 31, 1999 was $(792).

(6) ENVIRONMENTAL AND LITIGATION MATTERS
    ENVIRONMENTAL

    The Company recorded a liability of $34,536 and $35,896 as of July 31, 1999 and October 31, 1998, respectively, which represent management's best estimates of known obligations relating to environmental and reclamation matters, which are discussed below.

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

    Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended
    (RCRA). The Company has accrued approximately $1,000 related to the Herculaneum smelter's operations, primarily for closure obligations. If the slag or other wastes at the smelter were to be regulated as hazardous waste, the Company may be required to take corrective action under RCRA at the smelter, as well as to adopt stricter management practices for these wastes. Further, the EPA has initiated an investigation of the smelter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), which could potentially require remediation similar to the corrective action mentioned above.

    At its primary smelter in Glover, Missouri, the Company intends to open a new slag pile for disposal of its smelting residue. The cost of opening the slag pile is estimated at $400, which will be capitalized. The slag pile will be available for use in November, 1999. According to the purchase agreement with Asarco, Inc. (ASARCO) is required to close the existing pile with proportionate contribution from Doe Run based on its use. Doe Run's contribution is expected to be minimal. The Company will accrue for closure of the new slag pile over the period of use.

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

                       THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


    The Company has received notice that it is a potentially responsible party (PRP) subject to liability CERCLA, at the following sites: four sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site and the National site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are four additional sites in St. Francois County for which the Environmental Protection Agency (EPA) has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of July 31, 1999 of approximately $14,500 for these sites, including the four additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

    The Company signed a voluntary Administrative Order of Consent (AOC) in 1994 with the EPA to remediate the Big River Mine Tailings site. In February 1997, the Company signed an AOC to perform an Engineering Evaluation/Cost Analysis (EE/CA) on the Bonne Terre site. In March 1998, an AOC was signed to perform an EE/CA on the National site. In addition to remediating the mine waste areas at these sites, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RIFS is being conducted by a third party and is approximately one-half complete, with completion expected within two years. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

    The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the LaMotte Site. A predecessor of the Company was a former operator of the site in a joint venture with another company. The EPA has not decided whether any action will be taken, but the Company has signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. At this time, based on this preliminary meeting and an inspection of the site, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

    The Company's recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserves as of July 31, 1999 of approximately $1,800 for future corrective actions and $2,600 for closure costs for the permitted storage area.

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

    The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. The Company has begun certain closure requirements ahead of closure and will accrue for the cost of ultimate closure at a rate of approximately $450 per year. The Company's mine closure reserves were approximately $7,400 as of July 31, 1999.

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

                                                    ESTIMATED
                      YEAR                            COSTS
                      1999                          $   5,050
                      2000                             11,265
                      2001                             13,800
                      2002                             14,300
                      2003                             13,180
                      2004                             30,055
                      2005                             34,790
                      2006                             42,040
                                                    ---------
                                                    $ 164,480
                                                    =========

    The current estimate for the total of spending on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $195,000 for this period.

    Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Doe Run Peru has advised the MEM that it intends to seek changes in certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Empresa Minera del Centro del Peru S.A. (Centromin), the previous owner of the La Oroya assets, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations, and

                       THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

    performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

    According to the purchase agreement, the Company has the option to continue the use of the LaOroya smelter existing zinc ferrite disposal site until October 2000, after which it can take ownership of the site or create a new site. If the Company chooses to take ownership of the site, it will be responsible for its closure costs. The Company has accrued for management's estimate of the closure costs, or $7,200. If the ferrite site is abandoned, the Company must pay this amount to Centromin.

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

    LITIGATION

    The Company is a defendant in six lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be composed of children who lived in Herculaneum during a period of time when they were nine months to six years old, and the remedy sought is medical monitoring for the class. The second class action similarly is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the purported size of the class is every home in Herculaneum, Missouri. The other four cases are personal injury actions by sixteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

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

    On May 21, 1999, a lawsuit was filed against the Company alleging certain damages from discontinued mine facilities in St. Francois County. The plaintiffs seek to have certified two separate classes. The first class would consist of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. The second class would be composed of children, and the remedy sought is medical monitoring for the class. The Company intends to vigorously defend itself against this claim. The Company is unable at this time to state with certainty the expected outcome of and the final costs of this suit. Therefore, there can be no assurance the suit will not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

                          AS OF JULY 31, 1999 (UNAUDITED)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      The Company
                                                       Excluding                Doe Run Cayman    Doe Run
                                                       Guarantor     Domestic     and Certain     Peru and                    The
                                                      Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations  Company
                                                      ------------  ----------  --------------  ------------  ------------  -------
                                                                ASSETS
Current assets:
      Cash                                                $      -     $     -       $     31      $   6,932  $       -    $  6,963
      Trade accounts receivable, net of allowance
          for doubtful accounts                             48,462       5,807              -         31,267       (346)     85,190
      Inventories                                           52,603       2,302              -         73,652        (42)    128,515
      Prepaid expenses and other current assets              9,730         176          1,234         26,548     (1,720)     35,968
      Due from subsidiaries                                 14,145           -         15,886              -    (30,031)          -
      Due from parent                                            -           -              -         32,189    (32,189)          -
                                                          --------     -------       --------       --------  ---------    --------
          Total current assets                             124,940       8,285         17,151        170,588    (64,328)    256,636
Property, plant and equipment, net                         143,753       8,103              -        112,871          -     264,727
Special term deposit                                       125,000           -              -              -          -     125,000
Other noncurrent assets, net                                14,658         317            253            354          -      15,582
Investment in subsidiaries                                  25,172           -        177,764              -   (202,936)          -
                                                          --------     -------       --------       --------  ---------    --------
          Total assets                                    $433,523     $16,705       $195,168       $283,813  $(267,264)   $661,945
                                                          ========     =======       ========       ========  =========    ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
          of long-term debt                               $    349     $     -       $  1,465       $  9,447  $       -    $ 11,261
      Accounts payable                                      17,536       2,745              -         28,575       (346)     48,510
      Accrued liabilities                                   37,626         472          7,208         17,216     (1,720)     60,802
      Due to subsidiaries                                        -           -         32,189              -    (32,189)          -
      Due to parent                                              -      11,630          1,323         17,078    (30,031)          -
                                                          --------     -------       --------       --------  ---------    --------
          Total current liabilities                         55,511      14,847         42,185         72,316    (64,286)    120,573
Long-term debt, less current maturities                    323,862           -        127,595         23,103          -     474,560
Net deferred tax liabilities                                     -           -            128          3,430          -       3,558
Other noncurrent liabilities                                48,177       1,904              -          7,200          -      57,281
                                                          --------     -------       --------       --------  ---------    --------
          Total liabilities                                427,550      16,751        169,908        106,049    (64,286)    655,972
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares
          authorized, issued, and outstanding                    0           -              -              -          -           0
      Common stock, $1 par value, 1,000 shares
          authorized, issued, and outstanding                    -           1              -              -         (1)          -
      Common stock, $1 par value, 2,005,000 shares
          authorized, issued and outstanding                     -           -          2,005              -     (2,005)          -
      Common stock, one nuevo sole par value,
          648,672,941 shares authorized, issued
          and outstanding                                        -           -              -        255,200   (255,200)          -
      Additional paid in capital                             5,000       1,205              -       (113,409)   112,204       5,000
      Foreign currency translation adjustment                    -           -              -        (15,029)    15,029           -
      Retained earnings                                        973      (1,252)        23,255         51,002    (73,005)        973
                                                          --------     -------       --------       --------  ---------    --------
          Total shareholders' equity                         5,973         (46)        25,260        177,764   (202,978)      5,973
                                                          --------     -------       --------       --------  ---------    --------
          Total liabilities and shareholders' equity      $433,523     $16,705       $195,168       $283,813  $(267,264)   $661,945
                                                          ========     =======       ========       ========  =========    ========

               THE DOE RUN RESOURCES CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

            CONDENSED CONSOLIDATING BALANCE SHEET
                  AS OF OCTOBER 31, 1998
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              The Company
                                                               Excluding                       Doe Run Cayman        Doe Run
                                                               Guarantor          Domestic      and Certain          Peru and
                                                              Subsidiaries       Guarantors     Subsidiaries        Subsidiary
                                                              ------------      -----------    --------------       ----------
                                                                ASSETS
Current assets:
    Cash                                                        $       -         $      -    $      89            $  4,557
    Trade accounts receivable, net of allowance for
        doubtful accounts                                          51,387            5,127        4,374              30,935
    Inventories                                                    39,545            1,735        6,506              78,150
    Prepaid expenses and other current assets                       6,966              134        3,366              21,923
    Due from subsidiaries                                          20,434                -       10,388                  85
    Due from parent                                                     -                -            -              22,144
                                                             ------------       ----------    ---------             -------
        Total current assets                                      118,332            6,996       24,723             157,794
Property, plant and equipment, net                                151,255            8,818        3,634             100,761
Special term deposit                                              125,000                -            -                   -
Net deferred tax assets                                             8,015                -            -                   -
Other noncurrent assets, net                                       17,274              391          286                 448
Investment in subsidiaries                                         20,776                -      156,174                   -
                                                             ------------       ----------    ---------             -------
        Total assets                                            $ 440,652         $ 16,205    $ 184,817            $259,003
                                                             ------------       ----------    ---------             -------
                                                             ------------       ----------    ---------             -------

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                         $     895         $      -    $   1,123            $      -
   Accounts payable                                                21,120            2,937        4,971              30,155
   Accrued liabilities                                             28,692              366        7,107              16,588
   Net deferred tax liabilities                                     1,815                -            -                   -
   Due to subsidiaries                                                  -                -       22,144                   -
   Due to parent                                                        -           11,068          811              19,028
                                                             ------------       ----------    ---------             -------
        Total current liabilities                                  52,522           14,371       36,156              65,771
Long-term debt, less current maturities                           320,689                -      127,595              28,000
Net deferred tax liabilities                                            -                -            5               2,566
Other noncurrent liabilities                                       48,863            1,942            -               7,200
                                                             ------------       ----------    ---------             -------
        Total liabilities                                         422,074           16,313      163,756             103,537

Shareholders' equity:
   Common stock, $.10 par value, 1,000 shares authorized,
    issued, and outstanding                                             0                -            -                   -
   Common stock, $1 par value, 1,000 shares authorized,
    issued, and outstanding                                             -                1            -                   -
   Common stock, $1 par value, 2,005,000 shares authorized,
    issued and outstanding                                              -                -        2,005                   -
    Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                           -                -            -             247,926
   Additional paid in capital                                       5,000              935            -            (125,000)
   Retained earnings                                               13,578           (1,044)      19,056              32,540
                                                             ------------       ----------    ---------             -------
        Total shareholders' equity                                 18,578             (108)      21,061             155,466
                                                             ------------       ----------    ---------             -------
        Total liabilities and shareholders' equity              $ 440,652         $ 16,205    $ 184,817            $259,003
                                                             ------------       ----------    ---------             -------
                                                             ------------       ----------    ---------             -------







                                                                               The
                                                          Eliminations       Company
                                                          ------------       -------
                                                          ASSETS
Current assets:
    Cash                                                    $        -      $   4,646
    Trade accounts receivable, net of allowance for
        doubtful accounts                                       (5,485)        86,338
    Inventories                                                    531        126,467
    Prepaid expenses and other current assets                   (2,083)        30,306
    Due from subsidiaries                                      (30,907)             -
    Due from parent                                            (22,144)             -
                                                              -------        --------
        Total current assets                                   (60,088)       247,757
Property, plant and equipment, net                                   -        264,468
Special term deposit                                                 -        125,000
Net deferred tax assets                                              -          8,015
Other noncurrent assets, net                                         -         18,399
Investment in subsidiaries                                    (176,950)             -
                                                            -----------    ----------
       Total assets                                         $ (237,038)     $ 663,639
                                                            -----------    ----------


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                              -      $   2,018
   Accounts payable                                             (5,485)        53,698
   Accrued liabilities                                          (2,083)        50,670
   Net deferred tax liabilities                                      -          1,815
   Due to subsidiaries                                         (22,144)             -
   Due to parent                                               (30,907)             -
                                                            ----------      ---------
    Total current liabilities                                  (60,619)       108,201
Long-term debt, less current maturities                              -        476,284
Net deferred tax liabilities                                         -          2,571
Other noncurrent liabilities                                         -         58,005
                                                            ----------      ---------
    Total liabilities                                          (60,619)       645,061
Shareholders' equity:
   Common stock, $.10 par value, 1,000 shares authorized,
    issued, and outstanding                                          -              0
   Common stock, $1 par value, 1,000 shares authorized,
    issued, and outstanding                                         (1)             -
   Common stock, $1 par value, 2,005,000 shares authorized,
    issued and outstanding                                      (2,005)             -
    Common stock, one nuevo sole par value, 648,672,941
    shares authorized, issued and outstanding                 (247,926)             -
   Additional paid in capital                                  124,065          5,000
   Retained earnings                                           (50,552)        13,578
                                                            ----------      ---------
    Total shareholders' equity                                (176,419)        18,578
                                                            ----------      ---------
    Total liabilities and shareholders' equity              $ (237,038)     $ 663,639
                                                            ----------      ---------


               THE DOE RUN RESOURCES CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS)


(7) GUARANTOR SUBSIDIARIES (CONTINUED)

             CONSOLIDATING STATEMENT OF OPERATIONS
          THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED)
                    (DOLLARS IN THOUSANDS)

                                                The Company
                                                  Excluding                Doe Run Cayman     Doe Run
                                                  Guarantor     Domestic    and Certain       Peru and                     The
                                                Subsidiaries   Guarantors   Subsidiaries    Subsidiaries  Eliminations   Company
                                                -------------  ----------  --------------   ------------  ------------  --------
Net sales                                         $ 84,152       $ 7,145      $ 3,191        $ 118,304      $ (8,410)   $204,382

Costs and expenses:
     Cost of sales                                  67,724         6,069        3,702           95,896          (643)    172,748
     Depletion, depreciation and amortization        5,393           382            -            1,909             -       7,684
     Selling, general and administrative             4,069           433        2,805            9,103        (7,752)      8,658
     Exploration                                     1,005             -            -                -             -       1,005
                                                  --------       -------       ------        ---------      --------    --------
        Total costs and expenses                    78,191         6,884        6,507          106,908        (8,395)    190,095
                                                  --------       -------       ------        ---------      --------    --------

        Income (loss) from operations                5,961           261       (3,316)          11,396           (15)     14,287

Other income (expense):
     Interest expense                              (10,189)         (273)      (3,698)          (1,030)          218     (14,972)
     Interest income                                 3,796             -            -               51          (218)      3,629
     Other, net                                         92           (29)          (7)            (856)            -        (800)
     Equity in earnings of subsidiaries              1,497             -        9,161                -       (10,658)          -
                                                  --------       -------       ------        ---------      --------    --------
                                                    (4,804)         (302)       5,456           (1,835)      (10,658)    (12,143)
                                                  --------       -------       ------        ---------      --------    --------

        Income (loss) before income tax expense      1,157           (41)       2,140            9,561       (10,673)      2,144

     Income tax expense                                199             -          587              400             -       1,186
                                                  --------       -------       ------        ---------      --------    --------

        Net income (loss)                         $    958       $   (41)     $ 1,553        $   9,161      $(10,673)   $    958
                                                  --------       -------       ------        ---------      --------    --------

                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                             The Company
                                              Excluding                   Doe Run Cayman    Doe Run
                                              Guarantor      Domestic      and Certain     Peru and                     The
                                             Subsidiaries   Guarantors     Subsidiaries   Subsidiary   Eliminations   Company
                                             ------------   ----------    --------------  ----------   ------------   -------
Net sales                                        $62,350    $ 4,614        $ 3,049        $122,085     $ (7,738)      $184,360

Costs and expenses:
     Cost of sales                                51,584      4,148              -         101,406         (552)       156,586
     Depletion, depreciation and amortization      3,677        260              -           1,614            -          5,551
     Selling, general and administrative           4,220        290          2,418           8,393       (7,290)         8,031
     Exploration                                   1,165          -              -               -            -          1,165
                                                 -------    -------        -------        --------     --------       --------
        Total costs and expenses                  60,646      4,698          2,418         111,413       (7,842)       171,333
                                                 -------    -------        -------        --------     --------       --------

        Income (loss) from operations              1,704        (84)           631          10,672          104         13,027

Other income (expense):
     Interest expense                             (8,095)      (223)        (4,193)           (244)         223        (12,532)
     Interest income                               3,761          -             10              93         (223)         3,641
     Other, net                                     (302)         2          1,120            (116)           -            704
     Equity in earnings of subsidiaries            6,409          -          9,042               -      (15,451)             -
                                                 -------    -------        -------        --------     --------       --------
                                                   1,773       (221)         5,979            (267)     (15,451)        (8,187)
                                                 -------    -------        -------        --------     --------       --------

        Income (loss) before income tax expense    3,477       (305)         6,610          10,405      (15,347)         4,840

     Income tax expense                              818          -              -           1,363            -          2,181

        Net income (loss)                        $ 2,659     $ (305)       $ 6,610         $ 9,042     $(15,347)       $ 2,659
                                                 -------    -------        -------        --------     --------       --------
                                                 -------    -------        -------        --------     --------       --------


                      THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                  NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                             The Company
                                              Excluding                   Doe Run Cayman    Doe Run
                                              Guarantor      Domestic      and Certain     Peru and                     The
                                             Subsidiaries   Guarantors     Subsidiaries   Subsidiary   Eliminations   Company
                                             ------------   ----------    --------------  ----------   ------------   -------
Net sales                                      $238,862      $ 19,108        $ 15,198       $336,893    $(32,296)     $577,765

Costs and expenses:
  Cost of sales                                 197,256        16,105           9,279        280,429      (9,974)      493,095
  Depletion, depreciation and amortization       17,221         1,144              45          5,654         -          24,064
  Selling, general and administrative            11,896         1,128           8,488         26,555     (21,749)       26,318
  Exploration                                     2,855           -               -              -           -           2,855
                                               --------      --------        --------       --------    --------      --------
    Total costs and expenses                    229,228        18,377          17,812        312,638     (31,723)      546,332
                                               --------      --------        --------       --------    --------      --------

    Income from operations                        9,634           731          (2,614)        24,255        (573)       31,433

Other income (expense):
  Interest expense                              (30,530)         (826)        (11,186)        (2,642)        771       (44,413)
  Interest income                                11,415           -                41            517        (771)       11,202
  Other, net                                       (467)         (113)          2,272         (2,809)        -          (1,117)
  Equity in earnings of subsidiaries              4,126           -            17,754            -       (21,880)          -
                                               --------      --------        --------       --------    --------      --------
                                                (15,456)         (939)          8,881         (4,934)    (21,880)      (34,328)
                                               --------      --------        --------       --------    --------      --------

    Income (loss) before income tax expense      (5,822)         (208)          6,267         19,321     (22,453)       (2,895)

  Income tax expense                              6,783           -             2,068            859         -           9,710
                                               --------      --------        --------       --------    --------      --------

    Net income (loss)                         $ (12,605)       $ (208)        $ 4,199       $ 18,462    $(22,453)    $ (12,605)
                                               --------      --------        --------       --------    --------      --------


                     THE DOE RUN RESOURCES CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)


                       CONSOLIDATING STATEMENT OF OPERATIONS
                    NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
                         (DOLLARS IN THOUSANDS)



                                                   The Company
                                                    Excluding                 Doe Run Cayman     Doe Run
                                                    Guarantor     Domestic     and Certain       Peru and                   The
                                                  Subsidiaries   Guarantors    Subsidiaries     Subsidiary   Eliminations  Company
                                                  ------------   ----------   --------------    ----------   ------------  -------

Net sales                                            $181,356      $12,441         $ 5,049      $ 349,444      $(20,525)  $527,765

Costs and expenses:
     Cost of sales                                    148,674       11,470               -        283,037        (3,490)   439,691
     Depletion, depreciation and amortization          11,463          539               -          5,010             -     17,012
     Selling, general and administrative               12,155        1,002           3,158         26,523       (17,107)    25,731
     Exploration                                        2,764            -               -              -             -      2,764
                                                     --------      -------          ------       --------      --------   --------
        Total costs and expenses                      175,056       13,011           3,158        314,570       (20,597)   485,198
                                                     --------      -------          ------       --------      --------   --------

        Income (loss) from operations                   6,300         (570)          1,891         34,874            72     42,567

Other income (expense):
     Interest expense                                 (16,933)        (534)         (9,825)          (279)          534    (27,037)
     Interest income                                    5,975            -              10            549          (534)     6,000
     Other, net                                          (543)         (30)            179            463             -         69
     Equity in earnings of subsidiaries                16,384            -          27,576              -       (43,960)         -
                                                     --------      -------          ------       --------      --------   --------
                                                        4,883         (564)         17,940            733       (43,960)   (20,968)
                                                     --------      -------          ------       --------      --------   --------

        Income (loss) before income tax expense        11,183       (1,134)         19,831         35,607       (43,888)    21,599

     Income tax expense                                 2,114           16               -          8,031             -     10,161
                                                     --------      -------          ------       --------      --------   --------

        Income (loss) before extraordinary item         9,069       (1,150)         19,831         27,576       (43,888)    11,438
        Extraordinary item                             (2,019)           -          (2,369)             -            -      (4,388)
                                                     --------      -------          ------       --------      --------   --------

        Net income (loss)                            $  7,050      $(1,150)        $17,462      $  27,576      $(43,888)  $ 7,050
                                                     --------      -------          ------       --------      --------   --------
                                                     --------      -------          ------       --------      --------   --------


                     THE DOE RUN RESOURCES CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)


                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)



                                                   The Company
                                                    Excluding                 Doe Run Cayman     Doe Run
                                                    Guarantor     Domestic     and Certain       Peru and                    The
                                                  Subsidiaries   Guarantors    Subsidiaries     Subsidiaries  Eliminations  Company
                                                  ------------   ----------   --------------    ------------  ------------  -------


Net cash provided by (used in) operating activities   $ 7,373      $ (462)      $16,473         $ 24,060     $ (25,716)    $21,728
Cash flows from investing activities:
       Purchases of property, plant and equipment     (11,089)       (100)          (85)         (13,638)            -     (24,912)
       Investment in subsidiaries                      (4,126)          -       (21,590)              -         25,716           -
                                                     --------     -------       -------         --------      --------    --------
           Net cash provided by (used in)
             investing activities                     (15,215)       (100)      (21,675)         (13,638)       25,716     (24,912)
Cash flows from financing activities:
       Payments on revolving loans
           and short-term borrowings, net              (2,750)          -             -          (12,794)            -     (15,544)
       Proceeds from long-term debt                     5,665           -             -                -             -       5,665
       Payments on long-term debt                        (895)          -             -           (1,180)            -      (2,075)
       Proceeds from sale/leaseback transactions            -           -             -           17,922             -      17,922
       Payment of deferred financing costs               (467)          -             -                -             -        (467)
       Loans from parent/subsidiaries                   6,289         562         5,144          (11,995)            -           -
                                                     --------     -------        ------         --------      --------    --------
           Net cash provided by (used in)
              financing activities                      7,842         562         5,144           (8,047)            -       5,501
                                                     --------     -------        ------         --------      --------    --------
           Net increase (decrease) in cash                  -           -           (58)           2,375             -       2,317

Cash at beginning of period                                 -           -            89            4,557             -       4,646
                                                     --------     -------        ------         --------      --------    --------
Cash at end of period                                 $     -      $    -       $    31         $  6,932     $       -     $ 6,963
                                                     --------     -------        ------         --------      --------    --------
                                                     --------     -------        ------         --------      --------    --------

                     THE DOE RUN RESOURCES CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)


                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         NINE MONTHS ENDED JULY 31, 1998 (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)



                                                   The Company
                                                    Excluding                 Doe Run Cayman     Doe Run
                                                    Guarantor     Domestic     and Certain       Peru and                    The
                                                  Subsidiaries   Guarantors    Subsidiaries     Subsidiaries  Eliminations  Company
                                                  ------------   ----------   --------------    ------------  ------------  -------

Net cash provided by (used in) operating
 activities                                         $  25,584     $   420        $ 22,771       $(8,640)      $(43,960)   $ (3,825)
Cash flows from investing activities:
       Special term deposit                          (125,000)          -               -             -              -    (125,000)
       Purchases of property, plant and equipment      (8,729)     (4,391)              -        (3,912)             -     (17,032)
       Investment in subsidiaries                     (16,384)          -         (27,576)            -         43,960           -
                                                     --------     -------        --------       -------       --------    --------
           Net cash provided by (used in)
             investing activities                    (150,113)     (4,391)        (27,576)       (3,912)        43,960    (142,032)
Cash flows from financing activities:
       Proceeds from revolving loan
           and short-term borrowings, net               6,767           -          (3,000)       12,000              -      15,767
       Proceeds from long-term debt                   255,000           -         125,000             -              -     380,000
       Payments on long-term debt                    (130,845)          -        (100,000)            -              -    (230,845)
       Payment of deferred financing costs            (12,618)          -            (312)            -              -     (12,930)
       Loans from parent/subsidiaries                   7,335       3,971         (16,164)        4,858              -           -
       Payment of dividends                              (189)          -               -             -              -        (189)
       Redemption of preferred stock                   (2,500)          -               -             -              -      (2,500)
                                                     --------     -------        --------       -------       --------    --------
           Net cash provided by financing activities  122,950       3,971           5,524        16,858              -     149,303
                                                     --------     -------        --------       -------       --------    --------
           Net increase (decrease) in cash             (1,579)          -             719         4,306              -       3,446

Cash at beginning of period                             1,579           -           2,351         5,013              -       8,943
                                                     --------     -------        --------       -------       --------    --------
Cash at end of period                                $      -     $     -        $  3,070       $ 9,319       $      -    $ 12,389
                                                     --------     -------        --------       -------       --------    --------
                                                     --------     -------        --------       -------       --------    --------


                                 DOE RUN PERU S.R.L.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLALRS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  JULY 31,               OCTOBER 31,
                                                                                    1999                     1998
                                                                              --------------             -----------
                                                                                (UNAUDITED)
                                                   ASSETS

Current assets:
     Cash                                                                        $  6,932                $  4,557
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                         31,267                  30,935
     Inventories                                                                   73,652                  78,150
     Prepaid expenses and other current assets                                     26,548                  21,923
     Due from parent/subsidiaries                                                  32,189                  22,229
                                                                                 --------                --------
         Total current assets                                                     170,588                 157,794

Property, plant and equipment, net                                                112,871                 100,761
Other noncurrent assets, net                                                          354                     448
                                                                                 --------                --------
         Total assets                                                            $283,813                $259,003
                                                                                 --------                --------
                                                                                 --------                --------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities of long-term debt              $  9,447                $     -
     Accounts payable                                                              28,575                  30,155
     Accrued liabilities                                                           17,216                  16,588
     Due to parent                                                                 17,078                  19,028
                                                                                 --------                --------
         Total current liabilities                                                 72,316                  65,771

Long-term debt, less current maturities                                            23,103                  28,000
Net deferred tax liabilities                                                        3,430                   2,566
Other noncurrent liabilities                                                        7,200                   7,200
                                                                                 --------                --------
         Total liabilities                                                        106,049                 103,537

Shareholders' equity:


     Common stock, one nuevo sole par value, 648,672,941
         shares authorized, issued and outstanding                                255,200                 247,926
     Due from shareholder                                                        (113,409)               (125,000)
     Foreign currency translation adjustment                                      (15,029)                      -
     Retained earnings                                                             51,002                  32,540
                                                                                 --------                --------
         Total shareholders' equity                                               177,764                 155,466
                                                                                 --------                --------
         Total liabilities and shareholders' equity                              $283,813                $259,003
                                                                                 --------                --------
                                                                                 --------                --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DOE RUN PERU S.R.L.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                                                                      THREE MONTHS                          NINE MONTHS
                                                                     ENDED JULY 31,                        ENDED JULY 31,
                                                            ---------------------------------    ----------------------------------
                                                                 1999              1998               1999              1998
                                                            ----------------  ---------------    ---------------- -----------------
Net sales                                                         $ 118,304        $ 122,085            $336,893         $ 349,444

Costs and expenses:
    Cost of sales                                                    95,896          101,406             280,429           283,037
    Depreciation and amortization                                     1,909            1,614               5,654             5,010
    Selling, general and administrative                               9,103            8,393              26,555            26,523
                                                                     ------           ------             -------           ------
        Total costs and expenses                                    106,908          111,413             312,638           314,570
                                                                   --------         --------            --------          -------

        Income from operations                                       11,396           10,672              24,255            34,874

Other income (expense):
    Interest expense                                                 (1,030)            (244)             (2,642)             (279)
    Interest income                                                      51               93                 517               549
    Other, net                                                         (856)            (116)             (2,809)              463
                                                                     -------            -----             -------             ---
                                                                     (1,835)            (267)             (4,934)              733
                                                                     -------            -----             -------             ---
        Income before income tax expense                              9,561            10,405             19,321            35,607

Income tax expense                                                      400            1,363                 859             8,031
                                                                       ----           ------                ----            -----

        Net income                                                  $ 9,161          $ 9,042            $ 18,462          $ 27,576
                                                                    -------          -------            --------          --------
                                                                    -------          -------            --------          --------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   DOE RUN PERU S.R.L.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                                                                          NINE MONTHS
                                                                         ENDED JULY 31,
                                                               -------------------------------
                                                                   1999              1998
                                                               --------------    -------------
Net cash provided by (used in) operating activities                  $24,060          $(8,640)
Cash flows from investing activities:
     Purchases of property, plant and equipment                      (13,638)          (3,912)
                                                                     --------          -------
          Net cash used in investing activities                      (13,638)          (3,912)
Cash flows from financing activities:
     Proceeds from (payments on) revolving loans
        and short-term borrowings, net                               (12,794)          12,000
     Payments on long-term debt                                       (1,180)               -
     Proceeds from sale/leaseback transactions                        17,922                -
     Loans from (to) parent                                          (11,995)           4,858
                                                                     --------          -----
          Net cash provided by (used in) financing activities         (8,047)          16,858
                                                                      -------         ------
          Net increase in cash                                         2,375            4,306

Cash at beginning of period                                            4,557            5,013
                                                                      ------           -----
Cash at end of period                                                $ 6,932          $ 9,319
                                                                      -------         -------
                                                                      -------         -------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 DOE RUN PERU S.R.L.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (DOLLARS IN THOUSANDS)


(1)      BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL STATEMENTS
         In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of July 31, 1999 and results of operations for the three and nine month periods ended July 31, 1999 and 1998. Interim periods are not necessarily indicative of results to be expected for the year.

(2)      INVENTORIES


                                                    JULY 31,      OCTOBER 31,
                                                      1999           1998
                                                      ----           ----
                                                   (UNAUDITED)
     Refined metals and concentrates for sale        $  3,149       $  3,857
     Metals and concentrates in process                44,968         54,534
     Materials, supplies and spare parts               25,535         19,759
                                                     --------        --------
                                                     $ 73,652      $  78,150
                                                     --------        --------
                                                     --------        --------

(3)      SALE/LEASEBACK TRANSACTION

         In January 1999, Doe Run Peru finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. This transaction has been accounted for as a financing arrangement. A sale and leaseback of computer equipment, accounted for as a financing arrangement, provided an additional $760 of cash flows from financing activities. Under a related capital lease, certain computer hardware was leased under a capital lease obligation for $603, which included a deferred maintenance balance of $151.

(4)      CONVERSION OF LOAN TO FOREIGN CURRENCY

         In the second quarter of fiscal 1999, Doe Run Mining and Doe Run Peru agreed to convert the loan payable to Doe Run Peru by Doe Run Mining from dollars into Peruvian nuevos soles. The related translation effect of the loan receivable is reflected in other shareholders' equity as a foreign currency translation adjustment.


(5)      MERGER OF DOE RUN PERU AND COBRIZA S.A.

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


         RESULTS OF OPERATIONS

                  The Company reported net income of $1.0 million for the three months ended July 31, 1999 (the 1999 quarter) compared to net income of $2.7 million for the three months ended July 31, 1998 (the 1998 quarter). The Company's U.S. operations reported a net loss of $5.2 million (excluding intercompany fee revenue of $4.6 million) for the 1999 quarter compared to a net loss of $8.3 million (excluding intercompany fee revenue of $4.2 million) in the 1998 quarter. The improvement in U.S. operations was primarily due to an increase in gross margins, in spite of lower lead, copper and zinc prices, due to increased volumes and lower unit production costs. This improvement was partially offset by increased depreciation expense primarily associated with the September 1998 acquisition of the Missouri Lead Division assets of ASARCO Incorporated (the MLD Acquisition) and increased interest expense resulting from an increase in outstanding debt, primarily associated with the MLD Acquisition. Peruvian operations contributed $6.1 million to net income for the 1999 quarter (excluding intercompany fees and eliminations of $4.6 million) compared to net income of $11.0 million (excluding intercompany fees and eliminations of $4.1 million) in the 1998 quarter. The decrease in Peruvian net income was due primarily to lower copper prices and lower margins on refined copper resulting from lower treatment charges and difficulties in obtaining suitable feed material. Increased interest expense also contributed to the decrease in net income. Partially offsetting these factors were lower income taxes.

                  The Company reported a net loss of $12.6 million for the nine months ended July 31, 1999 (the 1999 period) compared to net income of $7.1 million for the nine months ended July 31, 1998 (the 1998 period). The Company's U.S. operations reported a net loss of $29.8 (excluding intercompany fee revenue of $12.8 million) million for the 1999 period compared to a net loss of $22.5 million (excluding intercompany fee revenue of $12.1 million) for the 1998 period. The net loss increased primarily as a result of increased depreciation expense, increased interest expense and a write-off of deferred tax balances of $6.2 million associated with a change in tax status to a qualified subchapter S subsidiary. See "Item 1. Financial Statements - Note 4 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status. These factors were partially offset by improved gross margins and absence of the extraordinary loss affecting the 1998 period. Peruvian operations contributed $17.2 million to net income for the 1999 period (excluding intercompany fees and eliminations of $12.7 million) compared to net income of $29.5 million (excluding intercompany fees and eliminations of $12.1 million) for the 1998 period. The decrease in Peruvian net earnings was due primarily to lower margins on silver and copper and increased interest expense, partially offset by lower income taxes and absence of the extraordinary loss affecting the 1998 period.

                The Company's results for the three months and the nine months ended July 31, 1999 reflect declines in the market prices of metals from the prior year. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:


                                            Three Months Ended               Nine Months Ended
                                                  July 31,                         July 31,
                                       ------------------------------  ------------------------------
                                             1999            1998             1999           1998
                                       -------------- ---------------  --------------- --------------
Average Prices
--------------
     Lead  ($/ton)                          $ 462.20        $ 489.00         $ 459.20       $ 492.60
     Copper  ($/ton)                        1,383.60        1,522.60         1,341.20       1,573.20
     Zinc  ($/ton)                            941.20          939.80           911.40         973.60
     Silver ($/troy ounce)                      5.16            5.43             5.14           5.83


                The following table sets forth the Company's production statistics for the periods indicated:


                                                       Three Months Ended        Nine Months Ended
                                                            July 31,                 July 31,
                                                    ------------------------ -------------------------
                                                       1999        1998         1999         1998
                                                    ----------- ------------ -----------  ------------
U.S. Operations
---------------
     Lead metal - primary (short tons)                  94,433       55,056     285,570       183,001
     Lead metal - secondary (short tons)                28,934       28,137      83,977        80,391
     Lead concentrates (metal content, short tons)      96,253       58,084     288,267       179,582
     Ore Grade                                            5.87%        5.06%       5.66%         5.42%

Peruvian Operations
-------------------
     Refined copper (short tons)                        19,354       18,382      54,817        53,283
     Refined lead (short tons)                          30,607       30,789      89,365        87,771
     Refined zinc (short tons)                          20,951       19,942      60,408        58,850
     Refined silver (thousands of troy ounces)           8,543        7,153      24,206        19,923
     Refined gold (thousands of troy ounces)                15           16          48            43


                  Mine production of lead metal in concentrates for the 1999 quarter increased by 59.3% compared to the 1998 quarter. Of this increase, 47.2% was attributable to the MLD Acquisition. Production by existing properties was 12.1% better in the 1999 quarter, compared to the prior year, primarily due to an increase in ore grade from 5.56% in the 1998 quarter to 6.24% in the 1999 quarter. Operating plans were modified, beginning in the second quarter of 1999, based on evaluations designed to optimize mine production in light of low metal prices and the availability of lead concentrates for purchase. As a result, during the 1999 period, mining of lower grade areas was scaled back from planned levels. Mine production of lead metal in concentrates increased by 60.5% from the 1998 period to the 1999 period. Of this increase, 48.9% was attributable to the MLD Acquisition. Production by existing properties was 11.6% better than the prior year primarily due to an increase in ore grade from 5.42% in the 1998 quarter to 6.01% in the 1999 quarter. While production exceeded the prior year, it was slightly less than planned, in spite of the improved ore grade, due to production disruptions that occurred during the first quarter and the modifications to the operating plan discussed above.

         Primary smelter production for the 1999 quarter was 71.5% greater than the 1998 quarter. The MLD Acquisition accounted for an increase of 63.5%. Production at the Company's Herculaneum primary smelter for the 1999 quarter was 8.0% better than the 1998 quarter primarily due to a more efficient startup after the smelter's annual maintenance shutdown. For the 1999 period, primary smelter production increased 56.0% over the 1998 period. An increase of 55.4% is attributable to the MLD Acquisition. In spite of cooling system failures on its blast furnaces, which hampered production during the first quarter of 1999, Herculaneum's production for the 1999 period improved 0.7% compared to the 1998 period

         Secondary smelter production exceeded the prior year by 2.8% for the three months and 4.5% for the nine months ended July 31, 1999 due to improved smelter operating efficiencies. These improvements were accomplished in spite of the failure of the reverberatory furnace floor in July 1999, which resulted in unplanned maintenance downtime and lost production. The furnace has been rebuilt and production has returned to normal levels.

         During the third quarter of 1998, La Oroya installed equipment that increased the capacity of its silver and lead refineries by approximately 25.0% and 4.8%, respectively. During the 1999 quarter the capacities of the lead and zinc refineries were each increased by approximately five percent. The benefits of these improvements, partially offset by problems obtaining suitable feed material, are reflected in the production results for the quarter and the nine months ended July 31, 1999. Refined silver production exceeded the prior year by 19.4% and 21.5% for the quarter and the nine months ended July 31, 1999, respectively. Refined lead production was .6% lower for the quarter but up 1.8% for the nine months, compared to the prior year. Refined zinc production was up 5.1% for the quarter and 2.6% for the 1999 period, compared to the prior year. Copper production was better than the prior year for both the three months and the nine months ended July 31, 1999, but slightly less than expected, due to the reduced availability of suitable concentrates. The tight market conditions for copper concentrates continue currently, and the Company continues to partially mitigate the impact of these market conditions by maximizing production of copper concentrates from its Cobriza mine.

         Results of operations for the three months and the nine months ended July 31, 1999 and 1998 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

         NET SALES in the 1999 quarter were $204.4 million compared to $184.4 million in the 1998 quarter. A decrease of $3.8 million is attributable to Peruvian operations. U. S. net sales were $23.9 million or 38.3% higher in the 1999 quarter, compared to the 1998 quarter, primarily due to greater lead metal and zinc concentrate sales volume associated with the MLD Acquisition, partially offset by slightly lower realized prices for lead metal and zinc concentrates.

         The following table sets forth the operating results, sales volumes and realized prices for the Company's U. S. operations for the periods indicated:

                                                         Three Months Ended          Nine Months Ended
                                                              July 31,                    July 31,
                                                   ----------------------------  ------------------------
RESULTS OF  U.S. OPERATIONS                             1999          1998          1999        1998
                                                   -------------   ------------  ----------- ------------
Net sales *                                         $ 86,158        $ 62,295     $ 243,722    $ 180,819

Costs and expenses:
     Cost of sales                                    73,230          55,306       211,929      159,152
     Depreciation and amortization                     5,775           3,937        18,365       12,002
     Selling, general and administrative               4,502           4,510        13,024       13,157
     Exploration                                       1,005           1,165         2,855        2,764
                                                    --------        --------     ---------    ---------
         Total costs and expenses                     84,512          64,918       246,173      187,075
                                                    --------        --------     ---------    ---------
         Income from operations                        1,646          (2,623)       (2,451)      (6,256)

Other income (expense)
     Interest expense                                (10,244)         (8,095)      (30,585)     (16,933)
     Interest income                                   3,578           3,538        10,644        5,441
     Other, net                                           63            (300)         (580)        (573)
                                                    --------        --------     ---------    ---------
                                                      (6,603)         (4,857)      (20,521)     (12,065)
                                                    --------        --------     ---------    ---------
     Loss before income tax expense
           and extraordinary item                   $ (4,957)       $ (7,480)    $ (22,972)   $ (18,321)
Income tax expense                                       199             818         6,783        2,130
Extraordinary item                                         -               -             -       (2,019)
                                                    --------        --------     ---------    ---------
   Net income                                       $ (5,156)       $ (8,298)    $ (29,755)   $ (22,470)
                                                    ========        ========     =========    =========

* Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

   Net Sales                                        $  4,561        $  4,240     $  12,836    $  12,058


SALES VOLUMES (SHORT TONS)
     Lead metal                                      109,769          73,211       321,885      209,995
     Zinc concentrates                                24,365          18,009        74,536       51,151
     Copper concentrates                               4,468           3,844        11,784       13,339

REALIZED PRICES ($/TON)
     Lead metal                                      $566.85         $569.93       $546.20      $582.59
     Zinc concentrates                                322.63          328.22        301.52       348.07
     Copper concentrates                              203.22          194.85        205.28       215.16


         Lead metal net sales increased 49.1% from $41.7 million in the 1998 quarter to $62.2 million in the 1999 quarter. An increase of $20.8 million in lead metal net sales resulted from the production volume increase discussed above and strong demand in the U.S. market. Zinc concentrate net sales were higher by $2.0 million due to a 35.3% volume increase, resulting primarily from the MLD Acquisition, partially offset by lower realized prices. Other sales were higher primarily due to an increase of approximately $1.4 million in sales by Seafab Metals Company, a division of FPI, which returned to full production after relocating its fabrication plant during 1998, partially offset by a reduction in sales of zinc metal imported from Peru.

         Net sales for the 1999 period were $577.8 million compared to $527.8 million for the 1998 period. A decrease of $12.9 million is attributable to Peruvian operations. U.S. net sales for the 1999 period were $62.9 million greater than the 1998 period due primarily to increased lead metal and zinc concentrate sales volume partially offset by lower metal prices. Lead metal net sales increased 43.7% from $122.3 million in the 1998 period to $175.8 million in the 1999 period. An increase of $65.2 million in lead metal net sales resulted from the production volume increase and strong demand discussed above. The average LME price for lead metal decreased 5.3% in the 1999 period, compared to the 1998 period. As a result, the Company's net realized price was 6.2% lower in the 1999 period reducing net sales by $11.7 million. Net realized prices for lead metal and zinc and copper concentrates include the effects of changes in premiums received, as well as net hedging activity. Zinc concentrate sales were $4.7 million higher in the 1999 period, compared to the 1998 period, due to a 45.7% volume increase partially offset by a 13.4% reduction in the net realized price. Other sales were higher primarily due to an increase of approximately $4.9 million in sales by Seafab Metals Company, partially offset by a reduction in sales of imported zinc metal.

         COST OF SALES for the 1999 quarter was $172.7 million compared to $156.6 million for the 1998 quarter. A decrease of $1.8 million is attributable to Peruvian operations. U.S. cost of sales for the 1999 quarter was $17.9 million greater than the 1998 quarter. Volume changes, primarily the increased sales of lead metal and zinc concentrates discussed above accounted for a cost of sales increase of $24.5 million, which was partially offset by a 9.4% reduction in the per unit production cost of lead metal. This lower production cost is primarily the result of programs the Company implemented during the second quarter of 1998 to minimize the impact of metal price declines through cost reductions and productivity and revenue enhancements. These programs, which are ongoing, include maintenance and other expense reductions, selective mining of higher grade ores and increased primary and secondary smelter production, all of which contributed to improved unit production cost in the 1999 quarter. Also contributing to lower unit costs were certain production efficiencies realized as a result of the MLD Acquisition.

         Cost of sales for the 1999 period was $493.1 million compared to $439.7 million for the 1998 period. Of this increase, $0.6 million is attributable to Peruvian operations. U.S. cost of sales for the 1999 period increased by $52.8 million compared to the 1998 period. Lead metal sales volume was up 53.3% or 111,890 tons over the prior year, increasing cost of sales by $64.0 million. Other volume changes added an additional $8.2 million to cost of sales. These volume increases were partially offset by lower unit production costs which were primarily the result of the Company's programs of cost reduction and the productivity enhancements, and the efficiencies realized as a result of the MLD Acquisition, discussed above.

         DEPLETION, DEPRECIATION AND AMORTIZATION for the 1999 quarter increased by $2.1 million compared to the 1998 quarter. For the 1999 period, depletion, depreciation and amortization increased by $7.1 million, compared to the 1998 period. Increases of $0.3 million for the 1999 quarter and $0.7 million for the 1999 period are attributable to Peruvian operations. The increases in depletion, depreciation, and amortization for U.S. operations for the 1999 quarter and the 1999 period are primarily attributable to the MLD Acquisition.

         INCOME FROM OPERATIONS for the 1999 quarter was $14.3 million compared to $13.0 million for the 1998 quarter. For the 1999 period, operating income was $31.4 million compared to $42.6 million for the 1998 period. Decreases of $3.0 million for the quarter and $14.9 million for the nine months are attributable to Peruvian operations. The remainder of the changes are primarily due to the factors discussed above.

          INTEREST EXPENSE increased by $2.4 million in the 1999 quarter, compared to the 1998 quarter, due primarily to increases in the Company's average outstanding debt balance. The increase in the Company's average outstanding debt balance of approximately $101.5 million for the quarter was primarily the result of borrowing to finance the MLD Acquisition and increased working capital required for Peruvian operations and for operations of the assets acquired in the MLD Acquisition.

          Interest expense increased by $17.4 million in the 1999 period, compared to the 1998 period, due to an increase in the Company's average outstanding debt balance and higher average interest rates. The increase in the Company's average outstanding debt balance of approximately $189.4 million from the 1998 period to the 1999 period was primarily the result of the $125 million required for a deposit (see "INTEREST INCOME", below) made in a foreign bank as collateral for a loan made to Doe Run Mining (Special Term Deposit), borrowing related to finance the MLD Acquisition and increased working capital requirements discussed above.

          INTEREST INCOME increased $5.2 from the 1998 period to the 1999 period primarily due to interest income on the $125.0 million Special Term Deposit.

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

RESULTS OF PERUVIAN OPERATIONS

           The following table set forth the operating results, sales volumes and realized prices of the Company's Peruvian operations for the periods indicated:

                                                      Three Months Ended            Nine Months Ended
                                                           July 31,                     July 31,
                                                  --------------------------  ----------------------------
RESULTS OF OPERATIONS                                  1999         1998           1999           1998
                                                  ------------- ------------  -------------- -------------
Net sales *                                         $ 118,224    $ 122,065       $ 334,043     $ 346,946

Costs and expenses:
     Cost of sales *                                   99,518      101,280         281,166       280,539
     Depreciation and amortization                      1,909        1,614           5,699         5,010
     Selling, general and administrative *              4,156        3,521          13,294        12,574
                                                    ---------    ---------       ---------     ---------
         Total costs and expenses                     105,583      106,415         300,159       298,123
                                                    ---------    ---------       ---------     ---------
         Income from operations                        12,641       15,650          33,884        48,823

Other income (expense)
     Interest expense                                  (4,728)      (4,437)        (13,828)      (10,104)
     Interest income                                       51          103             558           559
     Other, net                                          (863)       1,004            (537)          642
                                                    ---------    ---------       ---------     ---------
                                                       (5,540)      (3,330)        (13,807)       (8,903)
                                                    ---------    ---------       ---------     ---------
     Income (loss) before income tax expense
           and extraordinary item                       7,101       12,320          20,077        39,920
Income tax expense                                        987        1,363           2,927         8,031
Extraordinary item                                          -            -               -        (2,369)
                                                    ---------    ---------       ---------     ---------
    Net income                                      $   6,114    $  10,957       $  17,150     $  29,520
                                                    =========    =========       =========     =========

* Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

   Net sales                                             $ 80         $ 20         $ 2,850       $ 2,498
   Cost of sales                                           80          126           2,965         2,498
   Selling, general and administrative expense          4,561        4,241          12,836        12,058

SALES VOLUMES
          Copper (short tons)                          19,061       18,943          54,424        54,098
          Lead (short tons)                            30,065       32,949          89,842        88,387
          Zinc (short tons)                            20,826       20,656          59,346        60,348
          Silver (thousands of troy ounces)             8,589        7,227          24,229        20,235
          Gold (thousands of troy ounces)                  18           16              48            43

REALIZED PRICES
          Copper ($/ton)                           $ 1,335.12   $ 1,545.46      $ 1,330.68    $ 1,564.87
          Lead ($/ton)                                 501.51       519.09          492.77        520.53
          Zinc ($/ton)                                 959.67       976.55          929.74      1,007.45
          Silver  ($/troy ounce)                         5.19         5.63            5.16          5.81
          Gold  ($/troy ounce)                         275.49       299.34          284.28        300.22

         NET SALES in the 1999 quarter were $118.2 million compared to $122.1 million in the 1998 quarter. This decline is the result of lower realized prices, partially offset by improved sales volumes. The production improvements discussed previously increased refined silver sales volume by
1.4 million ounces or 18.8%, increasing net sales by $7.7 million. The average LBMA price for silver was 5.0% lower in the 1999 quarter, compared to the 1998 quarter. As a result, the Company's net realized price for refined silver was 7.8% lower in the 1999 quarter, reducing net sales by $3.8 million. Net realized prices for silver and other refined metals are net of the effects of changes in premiums and hedging activities. Refined copper net sales were lower by $3.8 million or 13.1% in the 1999 quarter primarily due to a 13.6 % decrease in the net realized price. Refined lead net sales were $2.0 million lower in the 1999 quarter due to a 3.4% decrease in the net realized price and an 8.8% decrease in sales volume which was the result of lower availability of metal in inventory at the beginning of the 1999 quarter. Toll volume was 51.2% lower in the 1999 quarter, compared to the 1998 quarter, reducing net sales by $1.8 million. This volume reduction was due to the absence of toll material in the market at economic terms.

         Net sales for the 1999 period were $334.0 million compared to $346.9 million in the 1998 period. The decline is due to lower metal prices partially offset by improved sales volumes. The production improvements discussed previously increased refined silver sales volume by 4.0 million ounces or 19.7%, increasing net sales by $23.2 million. Due to an 11.8% decrease in the average LBMA price for silver, the Company's net realized price for refined silver was 11.2% lower in the 1999 period, reducing net sales by $15.7 million. Refined copper net sales were lower by $12.2 million in the 1999 period, compared to the 1998 period, primarily due to a 15.0% decrease in the net realized price. Refined zinc net sales were $5.6 million lower in the 1999 period compared to 1998 period due to lower prices and volumes.

         COST OF SALES decreased from $101.3 million in the 1998 quarter to $99.5 million in the 1999 quarter. Sales volume increases, primarily the increase in silver volume discussed above, account for an increase of $6.5 million in cost of sales. This increase was offset by lower unit production costs resulting primarily from a decrease in feed costs due to lower market prices for copper, lead, zinc, gold and silver.

         Cost of sales increased 0.2% from the 1998 period to the 1999 period. Increased sales volume of silver, lead, copper, blister copper and other by-products, partially offset by lower refined zinc and bullion lead sales, account for a $21.6 million increase in cost of sales. The increase due to volume was offset by lower unit production costs for copper, lead, zinc and silver that were primarily the result of lower cost of feed costs for these metals.

         DEPRECIATION AND AMORTIZATION expense increased by $0.3 million for the 1999 quarter and $0.7 million the 1999 period, compared to the prior year, primarily due to recent capital additions.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased 5.7% in the 1999 period, compared to the 1998 period, primarily due to increased insurance expense and legal and consulting fees related to the operation of the Cobriza mine, partially offset by reductions in compensation and other selling and administrative expenses.

         INCOME FROM OPERATIONS decreased $3.0 million in the 1999 quarter compared to the 1998 quarter and $14.9 million in the 1999 period compared to the 1998 period due primarily to the factors discussed above.

         INTEREST EXPENSE increased $0.3 million for 1999 quarter, compared to the prior year, primarily as a result of the sale and leaseback of the oxygen plant at the La Oroya smelter which was completed in January of 1999. Financing of a portion of the acquisition cost of the Cobriza mine and an increase in short term debt also contributed to the increase.

                        Interest expense increased $3.7 million for the 1999
               period compared to the prior year, due to an increase of approximately $45.8 million in the average outstanding debt balance and higher average interest rates. Proceeds from the increase in the outstanding debt were used to repay a $23 million intercompany loan and to finance increased working capital required for ongoing operations.

                         OTHER NET, expense was $0.9 million in the 1999 quarter
               compared to other net income of $1.0 in the 1998 quarter. The change is primarily due to fluctuations in exchange gains and losses partially offset by other net income and expenses.

                         Other net, expense was $0.5 million in the 1999
               period compared to other net income of $0.6 in the 1998 period. The change is primarily due to fluctuations in exchange gains and losses partially offset by reductions of expenses related to the El Nino flooding that occurred during the 1998 period and other miscellaneous income.

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

               LIQUIDITY AND CAPITAL RESOURCES

                       The Company's liquidity requirements arise from its
               working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of July 31, 1999, $18.4 million was outstanding, exclusive of $5.2 million of letters of credit, under the Doe Run Revolving Credit Facility. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit and customs bonds based upon specific percentages of eligible receivables and inventories. At July 31, 1999, $9.0 million, exclusive of $2.5million of letters of credit and customs bonds, was outstanding under the Doe Run Peru Revolving Credit Facility. Net unused availability at July 31, 1999 was $42.3 million under the Doe Run Revolving Credit Facility and $28.5 million under the Doe Run Peru Revolving Credit Facility. In Peru, the Company also has available unsecured and uncommitted credit arrangements, and additional availability related to letters of credit and customs bonds, provided by local banks. At July 31, 1999, $6.2 million exclusive of $18.9 million of letters of credit and customs bonds was outstanding under these arrangements. Borrowings under the Peruvian working capital facilities, including the Doe Run Peru Revolving Credit Facility, are limited to $60.0 million under the indentures governing the Notes. In addition to availability under the credit facilities, the Company had $7.0 of cash on deposit at July 31, 1999.

                        In the 1999 quarter, cash provided by operating
               activities was $25.4 million, cash used in investing activities was $13.1 million and cash provided by financing activities was $13.5 million. For the 1999 period cash provided by operating activities was $21.7 million, cash used in investing activities was $24.9 million and cash provided by financing activities was $5.5 million (this includes net proceeds of $17.9 million from sale and leaseback transactions, including the sale and leaseback of La Oroya's oxygen plant discussed below).

                        On January 20, 1999, Doe Run Peru executed a sale and
               leaseback agreement with two Peruvian financial institutions. The main oxygen plant at La Oroya was sold at fair market value as determined by an independent appraisal. The proceeds, net of value added tax, of $17.2 million were used to reduce the outstanding balance on the Doe Run Peru Revolving Credit Facility and to pay the outstanding balance of an obligation to the Company of $3.8 million. The lease requires monthly payments of approximately $0.4 million and has a purchase option of $0.2 million at the end its five-year term. On July 6, 1999 the Company borrowed $5.7 million, under a ten-year 9.9% secured note, to finance the purchase of capital assets.
               Payments are due monthly under the note.

                        In the U.S., the Company had capital expenditures of
               $11.2 million for the 1999 period and has projected total capital expenditures, in the U.S., for fiscal 1999 of approximately $13.8 million, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $63.4 million per year on repairs and maintenance from fiscal 1996 through fiscal 1998. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

                        As part of the acquisition of its Peruvian operations,
               the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. The company has recently received the final report which indicates that total qualifying expenditures under the investment commitment in fiscal 1998 were $36.4 million, including capital expenditures of $9.6 million, operating expenses of $8.5 million and a working capital increase of $18.3 million. Peruvian operations had capital expenditures of $13.7 million in the 1999 period and have projected total capital expenditures for fiscal 1999 of approximately $19.0 million, primarily to support ongoing operations and for operational and environmental improvements.

                        The Company has substantial indebtedness and debt
               service requirements. As of July 31, 1999, on a consolidated basis, the Company had $485.8 million of indebtedness outstanding, or $360.8 million net of the Special Term Deposit. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future.

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


               YEAR 2000 MATTERS

                      Many information and process control systems used in the
               current business environment were designed to use only two digits in the date field, and therefore may not function properly in the year 2000. Any of the Company's programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or in miscalculations. The Company conducted a comprehensive review of its computerized information systems
               (IS) to identify systems that could be affected by the year 2000 problem and has implemented a plan to resolve the issues identified. In the U.S., the Company changed its critical programs so that a four-digit year would be recognized. These programs were tested at the end of February 1999 and the Company identified and began correcting programs that were not properly processing the new date fields. The modified programs are currently in use and will cointinue to be monitored through normal operating cycles to determine whether the new date fields are being processed properly. The Company anticipates that modification of non-critical systems will be completed by November 1999. The Company expects to spend,including spending to date, approximately $.4 million in modifying its U.S. information systems.

                      In Peru, current computerized systems supporting the
               Company's financial, commercial, and logistical functions are largely year 2000 non-compliant. The Company is dependent on these systems to conduct its basic day to day business functions. The Company has purchased new computing hardware and software to replace most of these systems. Systems not being replaced are being upgraded to year 2000 compliance. Implementation and training on the new systems is being conducted by cross-functional teams comprised of employees allocated to the project and specialized outside consultants. The Company has developed an implementation plan using the software vendor's implementation methodology. This plan identifies the critical software modules and four specific phases that must be accomplished in order to implement them. The first two phases involve identifying the software functions and reports to be used by the Company and the changes required to customize the software to the Company's needs. Phase three involves setting up the software according to the Company's structure and programming the required customization. Phase four involves initial implementation, testing and final user training. The critical modules have been identified as general ledger, accounts payable, project costing, purchase order and inventory. The company has completed the first two phases and is approximately 90% complete with phase three for all critical modules, with completion of the fourth phase by November, 1999. Industry-specific commercial and metallurgical systems are being created that are compatible with the purchased software modules. The design and development phases of these systems are substantially complete. Testing and training are expected to be complete by November, 1999. The Company has spent approximately $1.0 million to date on these efforts, with a total estimate at completion of $2.9 million.

                      The Company has evaluated the status of process controls
               and other non-IS systems, and identified the required actions, which consist mostly of software upgrades, of making these systems year 2000 compliant. The Company has already completed the installation of software in certain areas. Correction to all critical systems is targeted for completion by November 1999. The Company believes that it can revert to manual process control, should there be any problems with process control systems as a result of the year 2000.

                        The Company's operations are dependent on various third
               parties, specifically for the availability of utility services, primarily electricity, and transportation services. The Peruvian operations depend on the viability and performance of certain customers and suppliers. Areas of particular vulnerability include the supply of concentrate feed, electric power supply, transportation services. In Peru, the Company also has exposure to the performance of certain government agencies, particularly with respect to the import and export of products and the reimbursement to the company of export tax credits. The Company has written and/or visited key suppliers, customers and government agencies requesting assurance that year 2000 issues will not disrupt their ability to provide service to the Company. In the U.S., the Company has not received any responses that indicate any customers' or suppliers' failure to achieve year 2000 compliance will have an impact on its operations. In Peru, responses have been received from less than one-third of the parties from whom information has been requested and many entities responding have not completed Y2K compliance activities.

                      The Company is developing contingency plans to mitigate
               the risk of disruption to its operations based on responses received from third parties. A substantial disruption in utility services or feed supply or decreases in orders from significant customers due to these third parties failing to achieve year 2000 compliance could have a significant impact on the Company's results of operations, financial position, or liquidity.

                      Except for the new system in Peru discussed above, the
               cost of achieving year 2000 compliance are to be included in the Company's operating and administrative expenses. Due to the inherent uncertainties surrounding the effect of the year 2000, there can be no assurance that failures or implications, including potential litigation, will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

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

               PART II.  OTHER INFORMATION.

               ITEM 2.  LEGAL PROCEEDINGS.

               LORI GOVREAU VS. THE DOE RUN RESOURCES CORPORATION was filed in February, 1999, in the Circuit Court, 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri alleging certain damages stemming from the operations at the Herculaneum smelter damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought.

               On May 21, 1999, CHARLES MULLINS, II, ET AL., VS. THE DOE RUN RESOURCES CORPORATION was filed in the Circuit Court, 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri. The case alleges certain damages from discontinued mine facilities in St. Francois County. The plaintiffs seek to have certified two separate classes. The first class would consist of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. The second class would be composed of children, and the remedy sought is medical monitoring for the class. The Company intends to vigorously defend itself against this claim. The Company is unable at this time to state with certainty the expected outcome of and the final costs of this suit. Therefore, there can be no assurance the suit will not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.


               ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               EXHIBITS.

               EXHIBIT 10.1 Financial leasing dated January 20, 1999 entered into by and between Credito Leasing
                                  S.A. and Banco de Credito del Peru as party of the first part and Doe Run Peru S.R.L. as party of the second part (English)

               EXHIBIT 10.2.1 Unconditional Guarantee dated June 11,1999 by and among the Doe Run Resources Corporation,
                                  Boeing Capital Corporation and First Security
                                  Bank, N.A.

               EXHIBIT 10.2.2 Promissory Note dated July 6, 1999 by and among Boeing Capital Corporation and First
                                  Security Bank, N.A.

               EXHIBIT 10.2.3     Loan and Security Agreement dated June 11,
                                  1999 by and among Boeing Capital Corporation and First Security Bank, N.A.

               EXHIBIT 10.3 Amendment No. 4 to Loan and Security Agreement dated June 11, 1999 by and among the Doe Run
                                  Resources Corporation, Fabricated Products,
                                  Inc. and Congress Financial Corporation

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

                                      THE DOE RUN RESOURCES CORPORATION
                                      (Registrant)






            September 13, 1999        /s/    Marvin K. Kaiser
        Date                          Marvin. K. Kaiser
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                      financial officer)

                                  EXHIBIT INDEX

    EXHIBIT NUMBER                                 DESCRIPTION
     EXHIBIT 10.1                   Financial leasing dated January 20, 1999
                                    entered into by and between Credito Leasing
                                    S.A. and Banco de Credito del Peru as party
                                    of the first part and Doe Run Peru S.R.L. as
                                    party of the second part (English)

     EXHIBIT 10.2.1 Unconditional Guarantee dated June 11,1999 by and among the Doe Run Resources
                                    Corporation, Boeing Capital Corporation and
                                    First Security Bank, N.A.

     EXHIBIT 10.2.2 Promissory Note dated July 6, 1999 by and among Boeing Capital Corporation and First
                                    Security Bank, N.A.

     EXHIBIT 10.2.3                 Loan and Security Agreement dated June 11,
                                    1999 by and among Boeing Capital Corporation and First Security Bank, N.A.

     EXHIBIT 10.3                   Amendment No. 4 to Loan and Security
                                    Agreement dated June 11, 1999 by and among the Doe Run Resources Corporation,
                                    Fabricated Products, Inc. and Congress
                                    Financial Corporation

     EXHIBIT 27                     Financial Data Schedule