Form 10-K405
period 1999-10-31
DOE RUN RESOURCES CORP
filed 2000-01-26
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended OCTOBER 31, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock, as of January 26, 2000: Common stock, $.10 par value 1,000 Shares

Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

                          THE DOE RUN RESOURCES CORPORATION
                                   INDEX TO FORM 10-K


                                                                            PAGE NO.
                                                                            --------
PART I

       Item 1.    Business                                                      1

       Item 2.    Properties                                                    8

       Item 3.    Legal Proceedings                                            11

       Item 4.    Submission of Matters to a Vote of Security Holders          12

PART II

       Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matter                                           12

       Item 6.    Selected Financial Data                                      13

       Item 7.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          14

       Item 7A.   Quantitative and Qualitative Disclosures About
                  Market Risk                                                  23

       Item 8.    Financial Statements and Supplementary Data                  23

       Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures                        102

PART III

       Item 10.   Directors and Executive Officers of the Registrant          102

       Item 11.   Executive Compensation                                      103

       Item 12.   Security Ownership of Certain Beneficial Owners
                  and Management                                              106

       Item 13.   Certain Relationships and Related Transactions              106

PART IV

       Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                         108

       SIGNATURES                                                             111

       EXHIBIT INDEX                                                          112


                                     PART I

ITEM 1.  BUSINESS

         The Doe Run Resources Corporation (the Company) is a producer of base and precious metals with operations in the United States and Peru. The Company is the largest integrated lead producer in North America and the largest primary lead producer in the western world. In Peru, the Company operates the La Oroya smelter (La Oroya), one of the largest polymetallic processing facilities in the world offering an extensive product mix of non-ferrous and precious metals, including silver, copper, zinc, lead and gold.

         All of the Company's issued and outstanding capital stock is indirectly owned by The Renco Group, Inc. (Renco). Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its subsidiaries. The Company owns 100% of Doe Run Cayman Ltd. (Doe Run Cayman), a Cayman Islands corporation. Doe Run Cayman indirectly owns in excess of 99% of the interest in Doe Run Peru S.R.L. (Doe Run Peru) through Doe Run Mining S.R.L. (Doe Run Mining), with a DE MINIMIS number of shares owned by employees of both Doe Run Peru and Empresa Minera del Centro del Peru S.A. (Centromin) pursuant to Peruvian law. Centromin is the Peruvian government entity whose subsidiary held the assets and liabilities of La Oroya which was purchased pursuant to a Subscription Agreement on October 23, 1997 by Doe Run Peru. Doe Run Mining and Doe Run Peru are Peruvian corporations.

         The Company's business in the United States includes an integrated primary lead operation, a secondary lead operation and lead fabrication operations. In Peru, the Company produces various base metals and precious metals and has a copper mining and milling operation. These operations will be discussed in greater detail in the "overview" sections below. Reference is hereby made to "Item 8. Financial Statements and Supplementary Data", Note 13 to the Company's Consolidated Financial Statements. The Company's business does not involve: 1) seasonal fluctuations, 2) unusual working capital requirements, 3) significant order backlog or 4) federal contracting.

OVERVIEW -- U.S. OPERATIONS

         The Company's U.S. primary lead operation consists of two primary smelters, which obtain concentrates from six mills. The mills are supplied with ore mined from eight production shafts along approximately 40 miles of the Viburnum Trend in southeastern Missouri, one of the world's most productive lead deposits. As of October 31, 1999, the Company's U.S. ore reserves consisted of approximately 65 million proven and probable tons, containing grades of 5.62% lead, 1.13% zinc and .22% copper. The Company also operates a secondary smelter in southeastern Missouri where it produces lead metal from recycled lead-acid batteries and other lead bearing materials. Through its subsidiary, Fabricated Products, Inc. (FPI), the Company produces value-added lead products such as lead oxide, lead sheet and lead bricks at facilities in Arizona, Washington and Texas. These operations permit the Company to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling batteries and other materials containing lead.

         In fiscal 1999, the Company shipped approximately 516,000 tons of refined lead metal and lead alloy products, including recycled lead, representing approximately 28% of North American consumption and 10% of western world consumption. In fiscal 1999, the Company's U.S. operations generated net sales of $342.8 million and a net loss of $31.2 million.

         Fluctuations in lead and other base metal prices could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. These prices are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. The Company, by taking advantage of its extensive polymetallic ore resources, is somewhat able to reduce its exposure to metal price volatility through adjustments to its mining and milling plans to take advantage of prevailing market conditions for lead, zinc and copper. In addition, sales from tolling services, by-products and fabricated products provide the Company with sources of revenue largely independent of lead prices. For the year ended October 31, 1999, approximately 73% of the Company's net sales, inclusive of La Oroya, were derived from tolling services, metals processing and other sources less sensitive to lead metal price fluctuations.

         The average market price, determined at the London Metal Exchange
(LME), for refined lead was $.23 per pound in fiscal 1999. As of December 31, 1999, the LME price for lead had declined to just under $.22 per pound. Over the past two years the price has dropped as new sources of ore have been developed in Australia and Ireland, and as

China has increased its lead metal production and exports. Current prices are near historical lows. Management believes that prices will recover from these levels in the next several years, as several large lead producing mines will be depleted of ore. This should bring about a balance or slight deficit in supply versus demand. Over the past ten years, the average price of lead has been approximately $.27 per pound. Management believes that lead prices over the long term will reflect the historical industry average. In spite of low lead prices, the Company's U.S. operations' income from operations was marginally positive in fiscal 1999. While the Company expects to reduce certain costs and achieve certain operating efficiencies during fiscal 2000 in an effort to mitigate the impact of low lead metal prices, these prices could decrease further in the future to levels resulting in operating losses.

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

OVERVIEW-- PERUVIAN OPERATIONS

         The Company's Peruvian operations consist of the La Oroya smelting complex, acquired in October 1997, and the Cobriza mine and mill, acquired in August 1998. La Oroya's unique combination of base metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to deliver finished metals and by-products that meet international quality standards. For the year ended October 31, 1999, net sales and net income were $461.7 million and $29.8 million, respectively. Refined copper, silver, zinc, lead and gold accounted for 22%, 37%, 17%, 12% and 4%, respectively, of fiscal 1999 net sales. Sales of various by-products accounted for the balance of fiscal 1999 sales. For the year ended October 31, 1999, La Oroya was one of Peru's largest exporters, exporting approximately 85% of its total shipments to North America, Europe and Asia, as well as other Latin American countries. Its customers include end-users of base metals and metal by-products, as well as international metal trading companies.

         La Oroya's operations consist of the smelting and refining of complex concentrates obtained from Cobriza and other unaffiliated mining operations. La Oroya typically purchases concentrate feedstock pursuant to contracts where the cost of concentrates is based on a percentage of the payable base metal and precious metal content of the concentrates, reduced by processing fees, treatment charges to refine the concentrates, and penalties for impurities within the concentrates, such as arsenic, antimony and bismuth, which are sold as by-products. Base metal prices, treatment charges and penalties are generally established by reference to prevailing international market prices. Currently, La Oroya has secured approximately 90% of its concentrate requirements for fiscal 2000, through material supplied by Cobriza and contracts with suppliers. For the year ended October 31, 1999, approximately 34% of the La Oroya smelter's copper concentrate requirements were met by Cobriza, representing 100% of Cobriza's output.

         Because La Oroya pays for the majority of the metal content of the concentrates purchased, it derives its operating profit primarily from treatment charges and penalties. Additional operating profit is generated from the sale of by-products, as well as from premiums over market prices received on its refined metal sales. Because La Oroya's metallurgical recoveries are typically greater than the percentage of metal content paid for, it is able to sell the excess recoveries and increase its operating profit.

         The markets for La Oroya's products are global and continue to grow as a result of worldwide economic growth. Given the diversity of its products and by-products, the Company's financial performance is not solely dependent upon any single product or by-product. Also, because the La Oroya smelter is primarily a processor of complex concentrates that are purchased based on market prices, its financial performance is less sensitive to the volatility of metal prices.

THE COMPANY'S U.S. OPERATIONS

PRODUCTS AND SERVICES

         The principal products produced by the Company's U.S. operations include refined lead from primary and secondary sources, zinc and copper concentrates, fabricated lead products and other by-products. The Company also generates revenue from tolling fees received for recycling spent lead-acid batteries and other lead-bearing materials for its customers. The following table sets forth net sales for the Company's products and services:

                                                                         Year Ended October 31,
                                                                         ----------------------
                                                                     1999         1998          1997
                                                                     ----         ----          ----
                                                                          (dollars in thousands)
Primary lead metal sales........................................   $217,062      $146,227       $156,077
Secondary lead:
     Tolling....................................................     23,441        21,892         22,369
     Metal sales................................................     31,754        31,110         29,039
     Other......................................................      5,620         6,547          6,063
Zinc concentrates...............................................     31,373        25,472         24,772
Copper concentrates.............................................      3,511         3,679          8,822
Fabricated Products.............................................     25,699        17,442         24,121
Other...........................................................      4,380         9,232          6,633
                                                                   --------      --------       --------
      Total.....................................................   $342,840      $261,601       $277,896
                                                                   ========      ========       ========


         For the year ended October 31, 1999, 1998, and 1997 exports represented approximately 2%, 2% and 7% of the U.S. operations' net sales, respectively.

CUSTOMERS

         The Company's U.S. operations had approximately 156 lead metal customers in fiscal 1999 of which the five largest accounted for approximately 35% of lead metal net sales. Approximately 70% of lead metal net sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volume and pricing terms. The Company's customers include six of the seven largest lead-acid battery manufacturers in the world. These six customers accounted for approximately 34% of U.S. net sales in fiscal 1999. The loss of any of the Company's large customers or curtailment of purchases by such customers could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. No single customer accounted for more than 10% of the Company's consolidated fiscal 1999 net sales.

COMPETITION

         The Company's U.S. operation is the largest integrated lead producer in North America and the largest primary producer in the western world. The Company competes primarily in the North American market where its competitors are other major primary and secondary lead producers. Competition within the North American market is based primarily on quality, price, service, timely delivery and reliability. Because lead is generally sold on a delivered basis with freight charges included, the Company's central U.S. location allows it to have transportation costs significantly lower than its major competitors with operations outside of North America. Due to its location, the Company is also able to provide its customers just-in-time delivery at a lower cost than most of its competitors. In addition, management believes the Company's primary and secondary production capacities and focus on the lead business as its core business provide the Company with additional competitive advantages.

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

ELECTRICAL POWER

         The electric power source for the majority of the Company's U.S. operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. The Viburnum-35 mine and Glover primary smelter obtain their electric power from Black River Electric Cooperative, a public utility located in Southeastern Missouri.

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

EXPLORATION

         The Company continues to explore actively within the Viburnum Trend, which is one of the world's most productive lead ore deposits, located in southeastern Missouri. Historically, such exploration has replaced a substantial portion of the annual production with additional reserves. Currently, exploration drilling is being conducted in the vicinity of all eight of the Company's mines in the Viburnum Trend district, both from the surface and from underground, with a view to delineating additional ore reserves. In addition, drilling work is being pursued in most of the mines to access ore beyond the present mining areas. The Company also holds exploration tracts outside the Viburnum Trend in the U.S. and in the Republic of South Africa that are being actively explored. In Missouri, 50 miles east of the Viburnum trend, the Company is in the advanced stage of exploring a lead-zinc-cobalt deposit. In South Africa, the Company is in the advanced stage of exploring a lead and zinc deposit approximately 100 miles from Kimberly, in the center of the country. The Company is performing geological and geochemical surveys, surface drilling and underground work in an area covering approximately 150,000 acres. In fiscal 1999, 1998 and 1997, the Company spent $4.9 million, $5.3 million and $6.2 million, respectively, on exploration activities, including $3.7 million, $4.1 million and $2.6 million, respectively, outside the Viburnum Trend.

SAFETY

         Throughout its operations, the Company strongly emphasizes providing employees a safe working environment through extensive training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., the Company's mining and milling operations are regulated by the Mine Safety and Health Administration of the Department of Labor (MSHA) and its smelting and fabricating operations by the Occupational Safety and Health Administration of the Department of Labor (OSHA). The Company believes it has achieved safety results that are among the best in its industry classifications. Each year since 1973, one of the mining units has been named either the safest or second safest underground metal mine in the United States by MSHA. The Company has achieved the top award 14 times in the last 27 years. The smelting operations have achieved a strong safety record as well, with typical loss time accident rates averaging approximately three to four times better than industry averages in recent years.

EMPLOYEES

         As of October 31, 1999, the Company had 458 active salaried employees and 1,375 active hourly employees in the United States. Management believes that its labor relations are good. At October 31, 1999, 138 hourly employees were represented by Local 7450 of the United Steelworkers of America (USWA). Effective May 1999, the Company reached a three-year agreement with the union, with a wage only reopener in May 2001.

THE COMPANY'S PERUVIAN OPERATIONS

PRODUCTS

         La Oroya's principal products include refined copper, silver, zinc, lead and gold. In addition, La Oroya produces a variety of by-products, including bismuth, indium, tellurium, antimony, cadmium, selenium, sulfuric acid, zinc-silver concentrate, zinc sulfate, copper sulfate, arsenic trioxide and others. The following table sets forth net sales for each of La Oroya's principal products. The 1997 figures reflect activity preceding the Company's acquisition of La Oroya.

                                                Twelve Months Ended October 31,
                                                -------------------------------
                                                1999          1998          1997
                                                ----          ----          ----
                                                     (dollars in thousands)
Copper...................................       $103,392      $111,398     $148,898
Silver...................................        170,116       157,857       98,006
Zinc.....................................         76,305        76,370       83,521
Lead.....................................         56,560        60,782       65,385
Gold Bullion.............................         19,734        18,533       14,605
By-Products..............................         35,627        30,040       21,469
                                                --------      --------     --------
        Total............................       $461,734      $454,980     $431,884
                                                ========      ========     ========


CUSTOMERS

         La Oroya had approximately 412 customers in 1999, including a wide variety of industrial and international trading companies, of which the five largest accounted for approximately 38% of its net sales. In 1999, approximately 85% of net sales were exported, with sales to North American countries representing approximately 35% of net sales, followed by Latin America, Asia and Europe with 19%, 15% and 16% of net sales, respectively. Substantially all of La Oroya's 1999 metal sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volumes and pricing mechanisms. Substantially all of La Oroya's sales were denominated in U.S. dollars.

COMPETITION

         La Oroya is among the largest metal processing facilities in the world. Its unique combination of base metal smelters, refineries and by-product circuits capable of processing complex concentrates into base and precious metals and various by-products enable it to produce products that meet stringent international quality standards. Only three other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Unlike La Oroya, none of these facilities has a dedicated zinc production circuit. As a result of La Oroya's proximity to significant sources of concentrates, management believes that it operates at a geographic competitive advantage. In addition, La Oroya's proximity to Lima's Callao port provides ready access to major world markets.

RAW MATERIALS

         La Oroya's primary raw material is concentrate feedstock. In addition, the Company utilizes various raw materials, principally water, electricity, oxygen, coal and fluxes.

         COPPER. During 1999, approximately 62% of the copper concentrates processed at La Oroya were obtained from the Peruvian domestic market, approximately 53% of which was supplied by Cobriza. In fiscal 2000, La Oroya expects to obtain approximately 69% of its copper concentrates from the Peruvian domestic market, 50% of which will come from Cobriza. The balance of its copper concentrate requirements will be obtained primarily from neighboring Latin American countries. The Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

         ZINC. All of the zinc concentrates processed at La Oroya, during 1999, were secured from the Peruvian domestic market. La Oroya requires approximately 98,600 tons of zinc metal contained in concentrates per year to maximize production capacity. With present mine production, the Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

         LEAD. Approximately 98% of La Oroya's 1999 lead concentrates were obtained from the Peruvian domestic market, with the Paragsha and Mahr Tunnel mines, owned by Volcan Compania Minera S.A., accounting for approximately 41% of the total feedstock. Because La Oroya has no local Peruvian competitors in lead smelting, it has a substantial freight advantage for all of the concentrates produced in Peru, the total of which far exceeds La Oroya's requirements.

         WATER. Water for the La Oroya facility is obtained from three main sources: the Mantaro River, the Tishgo River and the Cuchimachay Spring. Management believes these three sources, in addition to numerous adjacent springs and wells, provide adequate water supplies for the facility.

         OTHER. La Oroya installed an oxygen plant in 1994 with a capacity of 353 tons per day. In January 1999 the Company entered into a sale and leaseback agreement for the La Oroya oxygen plant. See "Item 8 Financial Statements and Supplementary Date", Note 8 to the Company's financial statements for details of this transaction. The oxygen plant supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. Coal is imported to produce metallurgic coke for the lead circuit blast furnaces. Fluxes consumed in the smelting process are supplied primarily from La Oroya's limestone and silica deposits adjacent to the facility. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

         ELECTRICAL POWER. La Oroya receives electric power from Empressa de Electricidad de Los Andes S.A. (Electroandes), a local electric power company owned by Centromin. The smelting complex consumes approximately 63 megawatts of ongoing load which represents approximately one-third of the capacity of Electroandes. La Oroya has a nine year power supply contract with Electroandes, which management believes will provide sufficient power to La Oroya over the life of the contract at satisfactory long-term rates. The contract expires in October 2007. Most of Cobriza's electrical power is also provided by Electroandes. Cobriza's requirements do not represent a significant portion of Electroandes' capacity.

ENVIRONMENTAL MATTERS

         Modern environmental legislation has been introduced only in the last decade in Peru. For mining and metallurgical activities, the Ministry of Energy and Mines (MEM) is the principal regulatory authority. The MEM has issued "maximum permissible limits" for liquid effluent, air emissions and ambient air quality. In addition, the Consejo Nacional del Ambiente (National Environmental Council) coordinates government regulations and policies. The Direccion General de Salud Ambiental (Directorate General of Environmental Health) (DIGESA), a division of the Ministerio de Salud (Ministry of Health), issues wastewater discharge permits based on standards governing receiving water quality. Peruvian law requires all new mining or metallurgical operations, and existing operations that are undergoing an expansion of over 50% of installed capacity, to submit to the MEM an Estudio de Impacto Ambiental (Environmental Impact Study).

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

Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006:

- New sulfuric acid plants
- Elimination of fugitive gases from the coke plant
- Use of oxygenated gases in the anodic residue plant
- Water treatment plant for the copper refinery
- Recirculation system for cooling waters at the smelter
- Management and disposal of acidic solutions at the silver refinery
- Industrial waster water treatment plant for the smelter and refinery
- Containment dam for the lead muds near the zileret plant
- Granulation process water at the lead smelter
- Anode washing system at the zinc refinery
- Management and disposal of lead and copper slag wastes
- Domestic waste water treatment and domestic waste disposal

         La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. The Company has advised the MEM that it intends to seek changes to certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional environmental obligations that could adversely affect the Company's business, financial condition or results of operations. Under the Subscription Agreement, Centromin agreed to indemnify the Company against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect the Company's business, financial condition or results of operations.

         As part of the acquisitions of La Oroya and Cobriza, the Company entered into certain agreements with MEM to expand and modernize the operations of La Oroya and Cobriza, including expenditures to comply with environmental regulations in Peru, such as those governing the treatment, handling and disposal of solid wastes, liquid effluent discharges and gaseous emissions. Principal projects related to environmental matters at the La Oroya smelter include 1) building sulfuric acid plants for the metal circuits, 2) new converter and roaster technology for the copper circuit, 3) replacement of the roaster equipment for the zinc circuit, 4) water and sewage treatment facilities and 5) slag and slimes handling equipment and disposal facilities. The Company estimates that expenditures related to environmental matters will be approximately $189.9 million through fiscal 2007. Under its agreement with the MEM, the Company is required to make certain improvements by May 2002 at Cobriza at an estimated cost of approximately $9.6 million. No assurance can be given that implementation of the PAMA projects at Cobriza is feasible or that implementation will achieve compliance with the applicable standards by the end of the PAMA period.

         In conjunction with the MEM agreement, the Company has undertaken a ten-year capital investment program, which runs through 2007, to enhance various elements of its operations. The objective of the capital investment program is to increase net sales by improving product quality, increasing production capacity and reducing unit costs. In addition, through planned environmental expenditures, the Company will endeavor to achieve compliance with environmental regulations in Peru. Management believes that cash flow from operations in addition to lines of credit available to the Company through its revolving credit facilities will be sufficient to fund the capital investment program. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

SAFETY

         Peru's Ministerio de Trabajo y Promocion Social (Ministry of Industrial Safety) is responsible for regulating measures to minimize work-related illnesses and accidents through continuous inspections to ensure compliance with numerous safety standards. The Company's Peruvian operations' safety performance improved significantly in 1998 and 1999. With further assistance and direction provided by the Company, the Company's Peruvian operations will continue to maintain a high regard for safety and hygiene.

EMPLOYEES

         As of October 31, 1999, the Company's Peruvian employees included 973 active salaried employees, 2,291 active hourly employees, and 1,573 people on a contract basis. There are three unions for hourly employees and two unions for salaried employees. The principal union representing 78.1% of the hourly employees is the Sindicato de Trabajadores Metalurgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Ferroviarios La Oroya (La Oroya Railway Workers Union) represents 3.8% of the hourly workers. The Sindacato de Trabajudones Ferroviarios Cobriza (Cobriza Railway Workers Union) represent 1.7% of the hourly workers. The remaining hourly workers (16.4%) are not affiliated with a union. On July 26, 1998, the Company entered into a five-year labor agreement with the hourly unions at La Oroya. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 41.2% of the salaried employees and by the Sindicato de Empleados Ferroviarios La Oroya (La Oroya Railway Employees Union), representing 3.5% of salaried employees. The remaining salaried employees, 55.3%, are not affiliated with a union. The current salaried employees' labor agreement continues until December 31, 2002. Management believes the Company's labor relations are good.

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

         The Company also operates six grinding/floatation mills located near its production shafts. All of the mining and milling facilities are accessible by state or county roads or Company-owned haul roads. Products are shipped by truck over public roads or by rail. The Viburnum and Buick mills have rail access. The production capacities of the Company's mills are as follows:

                                            Concentrator Capacity
                      Mill                     (Tons per Day)
                  ------------              ---------------------
                  Viburnum                         12,000
                  Buick                             7,200
                  Fletcher                          5,000
                  Brushy Creek                      5,000
                  West Fork                         4,000
                  Sweetwater                        6,800

         The Herculaneum primary lead smelter, with a capacity of 250,000 tons per year, is located approximately 35 miles south of St. Louis on the Mississippi River in Herculaneum, Missouri. The Company owns the property. The Herculaneum smelter is the largest primary lead smelter in North America and the second largest in the world.

         Located in Glover, Missouri, approximately 20 miles southeast of the Sweetwater production shaft, the Glover primary smelter has a capacity of approximately 136,000 tons per year. The Company owns the property.

         The secondary lead recycling smelter is located in Boss, Missouri approximately ten miles south of Viburnum. The Company owns the property. The annual capacity of the facility is 120,000 tons. The facility operates under a Resource Conservation and Recovery Act (RCRA) permit allowing it to handle waste, primarily lead-bearing material.

         The Company's fabricated products operations are located in Casa Grande, Arizona, Vancouver, Washington, and Houston, Texas. All facilities are leased.

         The Company owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases and 11 are government leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either 10 or 20 years and are renewable. The related mining operations are conducted pursuant to four development contracts, which also are for 10 or 20 years, as the case may be, subject to renewal.

The Company's development contracts consist of the following leases:

                                   Number of            Expiration
          Location                  Leases                 Date
        ------------               ---------         -----------------
        Viburnum                       4             March 31, 2018
        Fletcher                       2             May 31, 2003
        Buick                          1             October 31, 2004
        Brushy Creek                   2             May 31, 2003
        West Fork                      1             January 31, 2003
        Sweetwater                     1             June 30, 2000

         The Company anticipates that the Sweetwater lease will be renewed by the government for an additional 10 years. The government has not yet assigned development contracts to these leases. The Company is required to make royalty payments under the leases.

         The Company's $50 million Senior Secured Notes are secured by a first priority lien in the Sweetwater and West Fork mine and mill properties and the Glover smelter property. These properties were acquired from Asarco Incorporated's Missouri Lead Division (MLD) in September of 1998 (MLD Acquisition).

ORE RESERVES

         The following table sets forth the mineable reserves, estimated by the Company, as of October 31, 1999 for the Viburnum Trend mineral deposits and the Higdon deposit, which is outside the Viburnum Trend.

                           RESERVE --MINEABLE RESERVES
                            AS OF OCTOBER 31, 1999

                                                                   Grade+
                                                          -------------------------
                                           Tons           Lead      Zinc     Copper
                                       --------------     ----      ----     ------
                                       (in thousands)
Proven.................................    13,636         7.46%     1.49%      .31%
Probable...............................    51,656         5.14%     1.03%      .19%
                                           ------
      Total Proven and Probable........    65,292         5.62%     1.13%      .22%
                                           ======


+ The estimated average extraction recovery after allowing for expected dilution for lead, zinc and copper are approximately 89%. These losses are included in the above reserve table. Estimated average metallurgical recoveries for lead, zinc and copper are 96.5%, 83.0% and 50.0%, respectively. Metallurgical recovery losses have not been included in the above reserve table.

         The term "reserve" means that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The term "proven (measured) reserves" means reserves for which: 1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and 2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The term "probable (indicated) reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

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

              Product                                     Annual Capacity
              -------                                     ---------------
              Copper (short tons)                              77,000
              Lead (short tons)                               121,000
              Zinc (short tons)                                83,000
              Silver (thousands of troy ounces)                35,000
              Gold Bullion (thousands of troy ounces)              76

         The Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Chucampa Province. Access to the site is by improved dirt road through rugged terrain. Concentrates produced at the mine are trucked 130 miles over dirt road to Huancayo and then an additional 190 miles over paved road to the La Oroya smelter. Cobriza's mill has a capacity of 10,000 tons per day and its current throughput is approximately 8,300 tons per day.

         Landholdings at Cobriza include approximately 2,600 acres of surface ownership and approximately 128,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed. The Company's estimates, which have not been audited, indicate proven and probable reserves sufficient for approximately four years of production at approximately 2.5 million tons per year. The surface structures of the Cobriza mining operations cover approximately 200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         Doe Run is a defendant in several lawsuits alleging certain damages from lead emissions stemming from the operations at the Herculaneum smelter. The cases brought in the Circuit Court 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri are: KARLA RICHARDSON ET AL. V. THE DOE RUN RESOURCES CORP., ET AL, filed September 12, 1995; SARA DIXON, ET AL. V. THE DOE RUN RESOURCES CORP, filed August 25, 1995; RONALD HEATH, ET AL. V. THE DOE RUN RESOURCES CORP. ET AL., filed November 20, 1995; ANDREA MASSA, ET AL.
V. THE DOE RUN RESOURCES CORP., ET AL., filed December 8, 1995; and GOVREAU, II, ET AL. V. THE DOE RUN RESOURCES CORP., ET AL, filed May 21, 1999. The DIXON and HEATH cases are class action lawsuits. In the DIXON case, the plaintiffs are seeking to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would consist of children who lived in Herculaneum during a period of time when they were six months to six years old, and the remedy sought is medical monitoring for the class. The HEATH case is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the potential size of the class is every homeowner in Herculaneum, Missouri. The RICHARDSON, MASSA and GOVREAU cases are personal injury actions by fifteen individuals collectively who allege damages from the effects of lead poisoning they attribute to operations at the smelter. Punitive damages also are being sought in each of the RICHARDSON, MASSA and GOVERAU cases. The Company is vigorously defending all of these claims. Preliminary investigation and research by Doe Run indicates property values in Herculaneum are consistent with those of surrounding communities and have not been affected by the smelter. Finally, based on rules for class certification, Doe Run believes class certification is not appropriate.

         On May 21, 1999, CHARLES MULLINS, II, ET AL. V. THE DOE RUN RESOURCES CORPORATION, was filed in the Circuit Court 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri. The case alleges certain damages from discontinued mine facilities in St. Francois County. The plaintiffs seek to have certified two separate classes. The first class would consist of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. The second class would be composed of children, and the remedy sought is medical monitoring for the class.

         The Company is one of several defendants in COFIELD ET AL. V LEAD INDUSTRIES ASSOCIATION, INC., ET AL. filed on September 21, 1999 in the Circuit Court for Baltimore City, Maryland. This is a class action seeking to certify as a class the owners of all housing in the State of Maryland built prior to 1978 that has lead paint on the premises. The complaint alleges that all defendants were members of Lead Industries Association (LIA), a trade association, who improperly promoted lead paint and seeks damages for paint removal for all such housing in the state of Maryland. This suit also seeks punitive damages.

         The Company, with several other defendants, was named in SMITH ET AL. V. LEAD INDUSTRIES ASSOCIATION, INC. ET al., filed on September 21, 1999 in the Circuit Court for Baltimore City, Maryland. Defendants are the same defendants named in the COFIELD case except that this is a suit for personal injuries by children alleging lead poisoning from lead paint in the family residence. The suit requests damages, including punitive damages.

         The Company is unable at this time to state with certainty the expected outcome and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of Doe Run.

         All existing litigation involving La Oroya at the time of the acquisition was retained by Centromin. In Peru, the Company is involved in various claims and lawsuits incidental to the ordinary course of its business that are not expected to have a material adverse effect on the business, financial condition and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended October 31, 1999. On January 5, 2000, the sole stockholder of the Company, by written consent in lieu of meeting, re-elected Mr. Rennert as Chairman and sole Director of the Company.

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

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following tables set forth historical consolidated financial data of The Doe Run Resources Corporation and subsidiaries for the five fiscal years ended October 31, 1999, which have been derived from the Company's audited consolidated financial statements. It is important that the selected historical consolidated financial data presented below be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and the accompanying notes included elsewhere in this document.

                                                         Year Ended October 31,
                                       ------------------------------------------------------------
                                         1995         1996         1997         1998         1999
                                       --------     --------     --------     --------     --------
                                                          (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Net sales....................          $225,143     $274,930     $280,467     $716,581     $804,574
Cost of sales................           180,398      215,489      234,351      599,522      685,606
Depletion, depreciation and
   amortization..............            12,486       13,654       14,718       24,540       31,400
Selling, general and
   administrative expenses...             8,405       10,079       10,959       34,816       35,323
Exploration expense..........             1,926        2,912        2,705        4,312        3,919
                                       --------     --------     --------     --------     --------
Operating income.............            21,928       32,796       17,734       53,391       48,326
Interest expense.............            14,361       14,348       13,740       40,659       59,417
Interest income..............               140          113           21        9,586       14,755
Other income (expense).......              (132)         355          (37)         561       (1,586)
                                       --------     --------     --------     --------     --------
Income before income tax
   expense and extraordinary
   item......................             7,575       18,916        3,978       22,879        2,078
Income tax expense...........             3,252        6,451        4,331       11,398        3,488
                                       --------     --------     --------     --------     --------
Income (loss) before
   extraordinary item........             4,323       12,465         (353)      11,481       (1,410)
Extraordinary item net of
   income tax benefit........                --           --       (1,062)      (4,388)          --
                                       --------     --------     --------     --------     --------
Net income (loss)............          $  4,323     $ 12,465     $ (1,415)    $  7,093     $ (1,410)
                                       ========     ========     ========     ========     ========

                                                               As of October 31,
                                       ------------------------------------------------------------
                                         1995         1996         1997         1998         1999
                                       --------     --------     --------     --------     --------
                                                          (dollars in thousands)
BALANCE SHEET DATA:
Cash................................         --           --     $  8,943     $  4,646     $  9,886
Working capital.....................   $ 32,571     $ 33,989       64,306      139,892      141,896
Property, plant and equipment, net..    102,606      104,162      207,630      264,047      269,042
Total assets........................    195,246      203,914      384,440      663,639      664,717
Total debt (including current
   portion).........................     90,645       82,791      234,740      478,302      485,868
Shareholder's equity................     10,318       20,830       14,174       18,578       16,621


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis includes the both U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

RESULTS OF OPERATIONS

                     FISCAL 1999 COMPARED TO FISCAL 1998

         The Company reported a net loss of $1.4 million for the fiscal year ended October 31, 1999 (1999) compared to net income of $7.1 million for the fiscal year ended October 31, 1998 (1998). The Company's U.S. operations reported a net loss of $31.2 million (excluding intercompany fee revenue of $17.7 million) for 1999 compared to a net loss of $28.2 million (excluding intercompany fee revenue of $16.1 million) for 1998. The U.S. operations' net loss increased primarily as a result of increased depreciation expense, increased interest expense and a write-off of deferred tax balances of $6.2 million associated with the change in the Company's tax status. See "Item 8. Financial Statements and Supplementary Data" - Note 10 to the Company's Consolidated Financial Statements for a discussion of the change in tax status. These factors were partially offset by improved gross profits and absence of the extraordinary loss related to early retirement of debt recorded in 1998. Gross profits for U. S. operations improved $17.4 million from 1998 to 1999, in spite of lower realized prices for lead metal and zinc concentrates, due to increased production and sales volumes and lower unit production costs.

         Peruvian operations contributed $29.8 million to net income for 1999 (excluding intercompany fees and eliminations of $17.6 million) compared to net income of $35.3 million (excluding intercompany fees and eliminations of $16.2 million) for 1998. The decrease in Peruvian net earnings was due primarily to lower margins on refined copper, which was primarily due to higher feed costs for copper concentrates resulting from reduced treatment charges. Increased currency exchange losses, and increased interest expense, partially offset by lower income taxes and absence of the extraordinary loss affecting 1998, also contributed to the reduction in net income.

        The Company's results for the year ended October 31, 1999 reflect declines in the market prices of copper, zinc, silver and lead from the prior year. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                               Year Ended October 31,
                                       ----------------------------------------
Average Prices                            1999           1998           1997
--------------                         ----------     ----------     ----------
Lead ($/short ton)                     $   458.40     $   486.40     $   589.40
Copper ($/short ton)                     1,394.00       1,546.40       2,124.80
Zinc ($/short ton)                         946.80         954.20       1,181.80
Silver ($/troy ounce)                        5.18           5.63           4.80


        The following table sets forth the Company's production statistics for the periods indicated (INCLUDES LA OROYA'S PREDECESSOR FOR THE PERIOD NOVEMBER 1,1996 TO OCTOBER 23, 1997):

                                                                    Year Ended October 31,
                                                           ----------------------------------------
                                                              1999           1998           1997
                                                           ----------     ----------     ----------
U.S. OPERATIONS
    Lead metal - primary (short tons)                       384,441        266,739        241,143
    Lead metal - secondary (short tons)                     117,718        109,788        100,415
    Lead concentrates (metal content, short tons)           381,769        262,684        247,187
    Ore Grade                                                  5.66%          5.52%          5.17%
PERUVIAN OPERATIONS
    Refined copper (short tons)                              74,314         70,042         70,928
    Refined lead (short tons)                               120,129        117,975        107,462
    Refined zinc (short tons)                                80,940         78,508         75,003
    Refined silver (thousands of troy ounces)                32,639         27,712         21,590
    Refined gold (thousands of troy ounces)                      71             63             42


         In the United States, mine production of lead metal in concentrates for 1999 increased by 45.3% compared to 1998. Of this increase, 82.8% was attributable to the MLD Acquisition. Based on evaluations designed to optimize mine production in light of low metal prices and the availability of lead concentrates for purchase, operating plans were modified beginning in the second quarter of 1999. As a result, mining of lower grade areas was scaled back from planned levels. Production by existing properties was 8.3% better than the prior year primarily due to an increase in ore grade resulting from these production plan modifications.

         Primary smelter production in 1999 increased 44.1% over 1998 primarily due to the MLD acquisition. The Company's Glover smelter, which was acquired in the MLD Acquisition, set an all time annual production record of 136,464 tons in 1999. The Company's Herculaneum smelter produced approximately the same tonnage in 1999 and 1998. This was accomplished in spite of cooling system failures on its blast furnaces, which hampered production during the first quarter of 1999 and a five-day, unscheduled shutdown in the fourth quarter for maintenance of the stack.

         Secondary smelter production exceeded the prior year by 7.2% in 1999. The secondary smelter set three consecutive monthly production records in the fourth quarter and achieved a new annual production record for the seventh consecutive year. These improvements were accomplished in spite of the failure of the reverberatory furnace floor in July 1999, which resulted in unplanned maintenance downtime and lost production. As part of the rebuild, a new burner design was installed on the reverbatory furnace which increased its capacity by approximately 25%. This change, along with other improved operating efficiencies, enabled the smelter to increase production, and reduce unit costs.

         During the third quarter of 1998, La Oroya installed equipment that increased the capacity of its silver and lead refineries by approximately 25.0% and 4.8%, respectively. During the third quarter of 1999 the capacities of the lead and zinc refineries were each increased by approximately five percent. The benefits of these improvements, partially offset by problems obtaining suitable feed material, are reflected in the production results for 1999. Production of copper, lead, zinc, silver and gold for 1999 all exceeded 1998. New annual production records were set for copper, silver, lead, and zinc. These results were achieved in spite of the reduced availability of suitable copper concentrate feed. The feed availability problems were the result of tight market conditions and less than expected production from the Company's Cobriza mine, which was due to lower than expected grade. Market conditions are expected to improve slightly in fiscal 2000 and the Company plans to improve production and grade at Cobriza through implementation of a pillar recovery program in the second half of fiscal 2000.

         The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations (excluding intercompany transactions) for the periods indicated:

                          RESULTS OF U.S. OPERATIONS

                                                        Year Ended October 31,
                                                 -------------------------------------
                                                    1999          1998          1997
                                                 ---------     ---------     ---------
Net sales (a)                                    $ 342,840     $ 261,601     $ 277,896
Costs and expenses:
  Cost of sales                                    295,005       231,166       232,324
  Depletion, depreciation and amortization          23,557        17,726        14,567
  Selling, general and administrative               17,450        17,171        10,925
  Exploration                                        3,919         4,312         2,705
                                                 ---------     ---------     ---------
    Total costs and expenses                       339,931       270,375       260,521
                                                 ---------     ---------     ---------
    Income (loss) from operations                    2,909        (8,774)       17,375

Other income (expense):
  Interest expense                                 (40,786)      (26,730)      (13,483)
  Interest income                                   14,119         8,977            21
  Other, net                                          (184)         (939)           (9)
                                                 ---------     ---------     ---------
                                                   (26,851)      (18,692)      (13,471)
                                                 ---------     ---------     ---------
  Income (loss) before income tax expense
    and extraordinary item                         (23,942)      (27,466)        3,904
Income tax expense (benefit)                         7,239        (1,272)        3,981
                                                 ---------     ---------     ---------
  Loss before extraordinary item                   (31,181)      (26,194)          (77)
Extraordinary item                                     -          (2,019)       (1,062)
                                                 ---------     ---------     ---------
  Net loss                                       $ (31,181)    $ (28,213)    $  (1,139)
                                                 =========     =========     =========


(a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

  Net Sales                                      $  17,690     $  16,089     $     -

SALES VOLUMES (SHORT TONS)
  Lead metal                                       450,782       312,448       284,711
  Zinc concentrates                                 99,419        76,515        69,734
  Copper concentrates                               15,883        17,753        26,613
REALIZED PRICES ($/TON)
  Lead metal                                     $  551.97     $  567.57     $  650.19
  Zinc concentrates                                 315.56        332.90        355.24
  Copper concentrates                               221.05        207.23        331.49


                         RESULTS OF PERUVIAN OPERATIONS

                                                        Year Ended October 31,
                                                 -------------------------------------
                                                    1999          1998         1997(a)
                                                 ---------     ---------     ---------
Net sales (b)                                    $ 461,734     $ 454,980     $ 431,884
Costs and expenses:
  Cost of sales (b)                                390,601       368,356       366,928
  Depletion, depreciation and amortization           7,843         6,814         5,774
  Selling, general and administrative (b)           17,873        17,645        18,558
                                                 ---------     ---------     ---------
    Total costs and expenses                       416,317       392,815       391,260
                                                 ---------     ---------     ---------
    Income from operations                          45,417        62,165        40,624

Other income (expense):
  Interest expense                                 (18,631)      (13,929)       (1,468)
  Interest income                                      636           609           -
  Other, net                                        (1,402)        1,500          (891)
                                                 ---------     ---------     ---------
                                                   (19,397)      (11,820)       (2,359)
                                                 ---------     ---------     ---------
  Income before income tax expense
    and extraordinary item                          26,020        50,345        38,265
Income tax expense (benefit)                        (3,751)       12,670        11,863
                                                 ---------     ---------     ---------
  Income before extraordinary item                  29,771        37,675        26,402
Extraordinary item                                     -          (2,369)          -
                                                 ---------     ---------     ---------
  Net income                                     $  29,771     $  35,306     $  26,402
                                                 =========     =========     =========


(a) Includes La Oroya's predesessor for the period November 1, 1996 to October 23, 1997.

(b) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

  Net sales                                      $   2,898     $   3,311     $     -
  Cost of sales                                      3,013         3,196           -
  Selling, general and administrative expense       17,690        16,089           -

SALES VOLUMES
  Copper (short tons)                               74,352        70,629        69,484
  Lead (short tons)                                120,737       119,022       106,690
  Zinc (short tons)                                 79,121        79,291        71,024
  Silver (thousands of troy ounces)                 32,722        27,957        20,822
  Gold (thousands of troy ounces)                       71            63            42

REALIZED PRICES
  Copper ($/ton)                                 $1,390.57     $1,539.35     $2,127.51
  Lead ($/ton)                                      490.65        518.44        612.97
  Zinc ($/ton)                                      964.41        991.14      1,559.97
  Silver ($/troy ounce)                               5.20          5.64          4.80
  Gold ($/troy ounce)                               278.68        296.66        348.12


         Results of operations for the years ended October 31, 1999, 1998, and 1997 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

          NET SALES for 1999 were $804.6 million compared to $716.6 million for 1998. Of this increase, $6.8 million is attributable to Peruvian operations. U.S. net sales for 1999 were $81.2 million greater than 1998 primarily due to increased lead metal and zinc concentrate sales volume partially offset by lower metal prices. Lead metal net sales increased 40.3% from $177.3 million in 1998 to $248.8 million in 1999. An increase of $71.5 million in lead metal net sales is due to increased sales volume, which resulted from the production increase discussed above and continued strong demand in the U.S. market. The average LME price for lead metal decreased 5.8% in 1999, compared to 1998. After improvements in premiums and hedging, the Company's net realized price was 2.7% lower in 1999, resulting in a decline in net sales of $7.0 million. Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments for provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity. Zinc concentrate sales were $5.9 million higher in 1999, compared to 1998, due to a 29.9% volume increase partially offset by a 5.2% reduction in the net realized price. Other sales were higher primarily due to an increase of approximately $8.3 million in sales by FPI, which was partially offset by a reduction in sales of imported zinc metal and by-products. FPI's sales improved primarily due to a return to full production by its Seafab Metals division, after relocating its fabricating plant during 1998. Increased sales of radiation shielding products by its Lone Star Lead division also contributed to the increase.

         COST OF SALES for 1999 was $685.6 million compared to $599.5 million for 1998. Of this increase, $22.2 million is attributable to Peruvian operations. U.S. cost of sales for 1999 increased by $63.8 million, or 27.6% compared to 1998. Lead metal sales volume improved 44.3% or 138,334 tons over the prior year, increasing cost of sales by $77.5 million. Other volume changes added approximately $8.0 million to cost of sales. These volume increases were partially offset by lower unit production costs which were primarily the result of the Company's programs of cost reduction and the productivity enhancements, and efficiencies realized as a result of the MLD Acquisition.

         DEPLETION, DEPRECIATION AND AMORTIZATION for 1999 increased by $6.9 million compared to 1998. Of this increase, $1.0 million is attributable to Peruvian operations. The increase in depletion, depreciation, and amortization for U.S. operations for 1999 is primarily attributable to the MLD Acquisition partially offset by assets becoming fully depreciated during the year.

         INCOME FROM OPERATIONS for the 1999 was $48.3 million compared to $53.4 million the 1998. A decrease of $16.7 million is attributable to Peruvian operations. The remainder of the change is primarily due to the increased sales and production volumes and lower production cost discussed above.

         INTEREST EXPENSE increased by $18.8 million in 1999, compared to 1998, due to an increase in the Company's average outstanding debt balance and higher average interest rates. The increase in the Company's average outstanding debt balance was approximately $154.5 million from 1998 to 1999. This increase was primarily the result of the $125 million deposit made in a foreign bank as collateral for a loan made to Doe Run Mining (Special Term Deposit). Borrowing to finance the MLD Acquisition and increased working capital required for operation of the MLD assets also contributed to the increase.

         INTEREST INCOME increased $5.2 from 1998 to 1999 primarily due to interest income on the $125.0 million Special Term Deposit.

         INCOME TAX EXPENSE for 1999 reflects the impact of the change in tax status effective at the beginning of the fiscal year. Due to this change, the elimination of federal and most state deferred tax assets and liabilities resulted in a charge to income tax expense of $6.2 million, for U.S. operations, in 1999. Peruvian taxes in 1999 reflect recognition of tax benefits related to tax losses generated in 1999 and to an acquired tax loss of Cobriza, recognized upon its merger with Doe Run Peru S.R.L., for which no previous benefit had been recognized.

         FISCAL 1998 COMPARED TO FISCAL 1997

         In 1998, the Company reported net earnings of $7.1 million compared to a net loss of $1.4 million for 1997. Extraordinary charges related to the early retirement of debt, net of income tax benefit, were $4.4 million in 1998 and $1.1 million in 1997. The Company's U.S. operations reported a net loss of $28.2 million (excluding intercompany fees of $16.1 million) for 1998 compared to a net loss of $1.1 million in 1997. This decrease in earnings was primarily due to the lower lead, copper and zinc prices, partially offset by improved production volume and reduced operating costs. Peruvian operations contributed $35.3 million to 1998 net earnings (excluding intercompany fees of $16.1 million).

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

         Mine production of lead metal contained in concentrates for 1998 increased 6.3% over 1997 primarily due to the MLD Acquisition. Also contributing to the production increase was an increase in the grade of ore mined from existing properties from 5.17% in 1997 to 5.55% in 1998, which was primarily due to the selective mining described above.

          Primary smelter production for 1998 increased 10.6% over 1997, with 68.7% of this increase resulting from the MLD Acquisition. The Herculaneum Smelter increased the throughput of its blast furnaces during 1998 compared to 1997 as a result of installation of equipment and improved maintenance procedures, which accounted for the remainder of the increase in primary smelter production.

          Secondary smelter production in 1998 exceeded the prior year by 9.3% due to improved smelter operating efficiencies as well as an increase in cable strip, a feed material that requires less processing.

         During the third quarter of 1998, La Oroya installed equipment that increased the capacity of its silver and lead refineries by approximately 25.0% and 4.8%, respectively. These improvements along with improvements in operating efficiency are reflected in the production results for 1998. Refined silver production exceeded the prior year by 28.2% in 1998, while refined lead production was up 9.7%. Copper production was slightly lower than the prior year primarily due to the reduced availability of suitable concentrates. These results were accomplished in spite of the flooding caused by El Nino, which caused supply and shipment problems, as well as the failure of the main turbine of La Oroya's oxygen plant causing it to be inoperative for approximately six weeks during 1998.

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

          NET SALES were $716.6 million in 1998 compared to $280.5 million in 1997. Of this increase, $452.4 million was attributable to Peruvian operations. U.S. net sales for 1998 were $16.3 million less than 1997 primarily due to lower lead, zinc and copper prices partially offset by improved lead metal volume.

          Lead metal net sales decreased 4.2% from $185.1 million in 1997 to $177.3 million in 1998. The average LME price for lead metal decreased 17.5% in 1998 compared to 1997. Although the Company was able to obtain higher premiums for lead metal sold, the net realized price was 12.7% lower in 1998, decreasing net sales by $25.8 million. The impact of lower lead prices was partially offset by a 9.7% increase in lead metal sales volume, which increased net sales, by $18.0 million. This volume increase was due to the MLD Acquisition, improved production volume at the Company's Herculaneum and Buick smelters and continued strong demand. Copper concentrate net sales were lower by $5.1 million in 1998 compared to 1997 due to lower prices and volume. The volume decrease was mainly due to the Company's focus on lead production while the decrease in the net realized selling price was primarily attributable to the 27.2% decrease in the average LME price of copper. Sales by the Seafab Metals Company, a division of FPI, were $5.7 million lower in 1998 than in 1997, primarily due to the planned relocation of the fabrication plant from Seattle, Washington to Casa Grande, Arizona and Vancouver, Washington.

         COST OF SALES for 1998 was $599.5 million compared to $234.3 million for 1997. Of this increase, $366.3 million was attributable to Peruvian operations. U.S. cost of sales was $231.2 million for 1998 compared to $232.3 million for 1997. The higher volume of lead metal sales, discussed previously, increased cost of sales by $16.6 million in 1998, compared to 1997. However, this increase was more than offset by lower unit production costs for lead metal and other cost reductions. The cost per ton of lead metal produced was 6.6% lower in 1998 compared to 1997, primarily as a result of the Company's initiatives to reduce maintenance and other expenses, increase smelter production, and mine higher grade ore.

         DEPLETION, DEPRECIATION AND AMORTIZATION for 1998 increased by $9.8 million compared to 1997. Of this increase, $6.7 million and $1.4 million was attributable to the La Oroya and MLD Acquisitions, respectively. The remainder of the increase was primarily due to depreciation of plant and equipment on recent capital additions.

         SELLING, GENERAL AND ADMINISTRATIVE expenses increased by $23.9 million in 1998 compared to 1997. Peruvian operations accounted for $17.6 million of this increase. Increased U.S. general and administrative expenses associated with Peruvian operations totaled $4.9 million for 1998. The cost of selling and administrative services provided by the Company to its Peruvian subsidiaries was reimbursed by fees collected under various services and agency agreements. These fees have been eliminated from the Company's consolidated financial statements. Salaries, wages and benefits, net worth appreciation, and other expenses were $1.4 million higher than the prior year.

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

         INCOME TAX EXPENSE reflected an effective rate of 50% for 1998, which differed from the statutory federal rate of 35% primarily due to a valuation allowance recorded against a deferred tax asset. This asset is for the future federal tax benefit of deferred foreign tax liabilities that may be taken as foreign tax credits when paid in the future.

    RESULTS OF PERUVIAN OPERATIONS

                        FISCAL 1999 COMPARED TO FISCAL 1998

         NET SALES for 1999 were $461.7 million compared to $455.0 million in 1998. The increase is due to improved sales volumes partially offset by lower metal prices. The production improvements discussed previously increased refined silver sales volume by 4.8 million ounces or 17.0%, increasing net sales by $26.9 million. Primarily due to an 8.0% decrease in the average LBMA price for silver, the Company's net realized price for refined silver was 7.8% lower in 1999, reducing net sales by $14.6 million. Refined copper net sales were lower by $5.3 million in 1999, compared to 1998, due to a 9.7% decrease in the net realized price partially offset by a 5.3% increase in sales volume.

         COST OF SALES increased $22.2 million from 1998 to 1999. Increased sales volumes of silver, lead, copper, blister copper and other by-products, partially offset by lower refined zinc sales volume, account for a $34.5 million increase in cost of sales. The increase due to volume was partially offset by lower unit production costs for lead, zinc and silver that were primarily the result of lower cost of feed costs for these metals. The feed costs were lower in 1999, compared to 1998 due to the decrease in average market prices for metals, partially offset by lower treatment charges for copper.

         DEPRECIATION AND AMORTIZATION expense increased by $1.0 million 1999, compared to 1998, primarily due to recent capital additions.

         INCOME FROM OPERATIONS decreased $16.7 million for 1999, compared to 1998, due primarily to the factors discussed above.

         INTEREST EXPENSE increased $4.7 million for 1999 compared to the prior year, due to an increase of approximately $40.2 million in the average outstanding debt balance and higher average interest rates.

          OTHER NET, expense was $1.4 million in 1999 compared to other net income of $1.5 million in 1998. The change is primarily due to fluctuations in exchange gains and losses partially offset by reductions of expenses related to the El Nino flooding that occurred during 1998 and other miscellaneous income.

         FISCAL 1998 COMPARED TO FISCAL 1997 (INCLUDING LA OROYA'S PREDECESSOR FOR THE PERIOD NOVEMBER 1,1996 TO OCTOBER 23, 1997)

         NET SALES for 1998 were $455.0 million compared to $431.9 million for 1997. The increase was due primarily to higher prices and volumes for silver offset by lower copper prices. The production improvements previously discussed increased silver sales volume by 7.1 million ounces or 34.5% in the 1998 period contributing $34.2 million to the net sales increase. The average LBMA price for silver was 17.3% higher in 1998 compared to 1997. As a result, the net realized price for refined silver increased by $.84 per ounce or 17.7%, increasing net sales by $23.8 million. Net sales of refined copper were 26.5% or $39.1 million lower in 1998 due to lower prices partially offset by increased volume. The net realized price for refined copper was lower by 27.7%, which reduced net sales by $41.6 million. Bullion lead net sales were higher by $8.2 million in 1998 compared to 1997 due to a 225.6% increase in volume and a 29.1% increase in net realized price. The volume increase resulted from increased lead and silver production while the price increase was due to increased silver content in the lead bullion.

         COST OF SALES increased by just 0.4% in 1998 compared to 1997, in spite of the significant increases in volume discussed above and higher power cost of $10.1 million resulting from the new electricity contract implemented on October 23, 1997. These increases were offset by the impact of improved metallurgical recoveries and decreased feed cost resulting from lower average prices of copper, gold and lead.

         DEPRECIATION AND AMORTIZATION expense was $6.8 million in 1998 and $5.8 million in 1997. The increase was primarily due to the change in asset basis resulting from the purchase accounting for the La Oroya Acquisition.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased 5.0% from $18.6 million in 1997 to $17.6 million in 1998. Increased audit and legal fees, salaries and other administrative costs were offset by a $2.0 million reduction in costs associated with the completion of Centromin's personnel reduction program during 1997, and a $3.3 million decrease resulting from the reclassification of workers' profit sharing to cost of sales.

         INCOME FROM OPERATIONS increased $21.5 million in 1998 compared to 1997 due to the factors discussed above.

         INTEREST EXPENSE increased by $12.5 million for 1998, compared to 1997, due primarily to the increases in long-term debt associated with the La Oroya Acquisition and the working capital required for the associated operations.

          OTHER INCOME, NET was $1.5 million in 1998 compared to other expense of $0.9 million in 1997. The improvement is primarily due to increases in various miscellaneous income items offset by: 1) reductions in translation gains and losses; 2) reductions in costs associated with the flooding caused by El Nino, primarily road and rail repairs; and 3) a reduction of $3.2 million related to Centromin's privatization program which was completed in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of October 31, 1999, $11.8 million was outstanding, exclusive of $6.4 million of letters of credit, under the Doe Run Revolving Credit Facility.

         In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit and customs bonds based upon specific percentages of eligible receivables and inventories. At October 31, 1999, $20.0 million, exclusive of $1.0 million of letters of credit and customs bonds, was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available, in Peru, unsecured and uncommitted credit arrangements, and additional availability related to letters of credit and customs bonds, provided by local banks. At October 31, 1999, $3.6 million exclusive of $13.9 million of letters of credit and customs bonds was outstanding under these arrangements. Borrowings under the Peruvian working capital facilities, including the Doe Run Peru Revolving Credit Facility, are limited to $60.0 million under the indentures governing the Company's $200 million, 11.25% Senior Notes, $55 million Floating Interest Rate Notes and $50 million 11.25% Senior Secured Notes (collectively the Notes).

         Net unused availability at October 31, 1999 was $38.8 million under the Doe Run Revolving Credit Facility and $19.0 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $9.9 million of cash at October 31, 1999.

         For 1999, cash provided by operating activities was $35.9 million, cash used in investing activities was $36.3 million and cash provided by financing activities was $5.6 million (this includes net proceeds of $17.9 million from sale and leaseback transactions, including the sale and leaseback of La Oroya's oxygen plant discussed below).

         On January 20, 1999, Doe Run Peru executed a sale and leaseback agreement with two Peruvian financial institutions. The main oxygen plant at La Oroya was sold at fair market value as determined by an independent appraisal. The proceeds, net of value added tax, of $17.2 million were used to reduce the outstanding balance on the Doe Run Peru Revolving Credit Facility and to pay the outstanding balance of an obligation to the Company of $3.8 million. The lease requires monthly payments of approximately $0.4 million and has a purchase option of $0.2 million at the end its five-year term. On October 6, 1999 the Company borrowed $5.7 million, under a ten-year 9.9% secured note, to finance the purchase of capital assets. Payments are due monthly under the note.

         In the U.S., the Company had capital expenditures of $12.7 million for 1999 and has projected total capital expenditures, in the U.S., for fiscal 2000 of approximately $10.5 million, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $64.8 million per year on repairs and maintenance from fiscal 1996 through fiscal 1999. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

         As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. The Company has spent approximately $77.0 million qualifying expenditures under the investment commitment through October 31, 1999. These expenditures included: capital expenditures of $9.6 million and $23.3 million, and operating expenses of $8.5 million and $17.3 million for 1999 and 1998, respectively, as well as a working capital increase of $18.3 million during 1998. Peruvian operations had capital expenditures of $23.3 million in the 1999 period and have projected total capital expenditures for fiscal 2000 of approximately $26.0 million, primarily for environmental improvements and to support ongoing operations.

         The Company has substantial indebtedness and debt service requirements. As of October 31, 1999, on a consolidated basis, the Company had $485.9 million of indebtedness outstanding, or $360.9 million net of the Special Term Deposit. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future.

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

        On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). As a result of such election, generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. However, under the "built-in gain" provisions of the tax law, federal and state taxes may become payable and will be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases at the effective date of the S corporation election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to generate any taxes under the built-in gain provisions of the tax laws. See "Item 8. Financial Statements--Note 10 to the Company's Consolidated Financial Statements."

YEAR 2000 MATTERS

        As of January 20, 2000, the Company had experienced no significant problems related to the Year 2000 conversion either domestically or foreign. All computerized information and process control systems were operating normally. The availability of utility and transportation services has continued without significant incident. The performance of critical customers and suppliers continues without notable changes. Production and business activities were normal at all locations and the Company has no reason to anticipate any Year 2000 related problems.

FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc, silver, and gold. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses and the related costs paid or premiums received for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data follow immediately and are listed in Item 14 of Part IV of this report.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Doe Run Resources Corporation
     and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income and shareholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999, in conformity with generally accepted accounting principles.


                                       (signed) KPMG LLP


December 10, 1999

                        THE DOE RUN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           OCTOBER 31,
                                                                     ----------------------
                                                                       1999         1998
                                                                     ---------    ---------
                                     ASSETS
Current assets:
    Cash                                                             $   9,886    $   4,646
    Trade accounts receivable, net of allowance for
        doubtful accounts of $876 and $675, respectively                88,884       86,338
    Inventories                                                        120,261      126,803
    Prepaid expenses and other current assets                           33,861       30,306
    Net deferred tax assets                                              2,115           --
                                                                     ---------    ---------
        Total current assets                                           255,007      248,093

Property, plant and equipment, net                                     269,042      264,047
Special term deposit                                                   125,000      125,000
Net deferred tax assets                                                  1,606        8,015
Other noncurrent assets, net                                            14,062       18,484
                                                                     ---------    ---------
        Total assets                                                 $ 664,717    $ 663,639
                                                                     =========    =========

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term debt   $   8,582    $   2,018
    Accounts payable                                                    54,736       53,698
    Accrued liabilities                                                 49,793       50,670
    Net deferred tax liabilities                                            --        1,815
                                                                     ---------    ---------
        Total current liabilities                                      113,111      108,201

Long-term debt, less current maturities                                477,286      476,284
Net deferred tax liabilities                                                --        2,571
Other noncurrent liabilities                                            57,699       58,005
                                                                     ---------    ---------
        Total liabilities                                              648,096      645,061

Shareholder's equity:

    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                            --           --
    Additional paid-in capital                                           5,238        5,000
    Retained earnings                                                   12,168       13,578
    Accumulated other comprehensive income                                (785)          --
                                                                     ---------    ---------
        Total shareholder's equity                                      16,621       18,578
                                                                     ---------    ---------
        Total liabilities and shareholder's equity                   $ 664,717    $ 663,639
                                                                     =========    =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       YEAR ENDED OCTOBER 31,
                                                                -----------------------------------
                                                                  1999         1998         1997
                                                                ---------    ---------    ---------
Net sales                                                       $ 804,574    $ 716,581    $ 280,467

Costs and expenses:
    Cost of sales                                                 685,606      599,522      234,351
    Depletion, depreciation and amortization                       31,400       24,540       14,718
    Selling, general and administrative                            35,323       34,816       10,959
    Exploration                                                     3,919        4,312        2,705
                                                                ---------    ---------    ---------
      Total costs and expenses                                    756,248      663,190      262,733
                                                                ---------    ---------    ---------

      Income from operations                                       48,326       53,391       17,734
Other income (expense):
    Interest expense                                              (59,417)     (40,659)     (13,740)
    Interest income                                                14,755        9,586           21
    Other, net                                                     (1,586)         561          (37)
                                                                ---------    ---------    ---------
                                                                  (46,248)     (30,512)     (13,756)
                                                                ---------    ---------    ---------

      Income before income tax expense and extraordinary item       2,078       22,879        3,978
Income tax expense                                                  3,488       11,398        4,331
                                                                ---------    ---------    ---------

      Income (loss) before extraordinary item                      (1,410)      11,481         (353)
Extraordinary item related to early retirement
      of debt, net of income tax benefit                               --       (4,388)      (1,062)
                                                                ---------    ---------    ---------

Net income (loss)                                               $  (1,410)   $   7,093    $  (1,415)
                                                                =========    =========    =========


              The accompanying notes are an integral part of
                  these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDER'S EQUITY
                              (DOLLARS IN THOUSANDS)

                                                                            YEAR ENDED OCTOBER 31,
                                                                       --------------------------------
                                                                         1999        1998        1997
                                                                       --------    --------    --------
Net income (loss)                                                      $ (1,410)   $  7,093    $ (1,415)
Minimum pension liability                                                  (785)         --          --
                                                                       --------    --------    --------
Comprehensive income (loss)                                              (2,195)      7,093      (1,415)

Shareholder's equity, beginning of year                                  18,578      14,174      20,830
      Less dividends declared and paid:
          Preferred stock - $0, $76 and $100 per share, respectively         --        (189)       (250)
          Common stock - $4,991 per share                                    --          --      (4,991)
      Redemption of preferred stock                                          --      (2,500)         --
      Additional paid in capital - expenses paid by parent                  238          --          --
                                                                       --------    --------    --------

Shareholder's equity, end of year                                      $ 16,621    $ 18,578    $ 14,174
                                                                       ========    ========    ========

              The accompanying notes are an integral part of
                  these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)

                                                                                      YEAR ENDED OCTOBER 31,
                                                                               -----------------------------------
                                                                                 1999         1998         1997
                                                                               ---------    ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                                          $  (1,410)   $   7,093    $  (1,415)
    Extraordinary item related to retirement of debt                                  --        6,750        1,327
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
        Depreciation, depletion and amortization                                  31,400       24,540       14,718
        Imputed interest and amortization of deferred financing fees               3,979        2,288        5,892
        Deferred income taxes                                                        (92)      (3,560)          --
        Expenses paid by parent                                                      238           --           --
        Increase (decrease) resulting from changes in:
             Trade accounts receivable                                            (2,546)     (30,967)       2,023
             Inventories                                                           6,542      (25,066)      (3,062)
             Prepaid expenses and other current assets                            (3,404)     (24,044)      (1,201)
             Accounts payable                                                      1,038       12,128        6,636
             Accrued liabilities                                                    (899)      15,048       (1,939)
             Other noncurrent assets and liabilities, net                          1,319        1,218       (4,959)
                                                                               ---------    ---------    ---------

                  Net cash provided by (used in) operating activities             36,165      (14,572)      18,020

Cash flows from investing activities:
    Special term deposit                                                              --     (125,000)          --
    Purchases of property, plant and equipment                                   (35,939)     (27,689)     (13,476)
    Payments for acquisitions                                                       (375)     (58,189)    (128,242)
                                                                               ---------    ---------    ---------
        Net cash used in investing activities                                    (36,314)    (210,878)    (141,718)

Cash flows from financing activities:
    Proceeds from (payments on) revolving loans and
       short term borrowings, net                                                (13,417)      45,842       (6,399)
    Proceeds from long-term debt                                                   5,665      424,713      365,945
    Payments on long-term debt                                                    (4,431)    (230,845)    (212,453)
    Proceeds from sale/leaseback transactions                                     17,923           --           --
    Payment of deferred financing costs                                             (351)     (15,868)      (8,573)
    Extraordinary item related to retirement of debt                                  --           --         (638)
    Payment of dividends                                                              --         (189)      (5,241)
    Redemption of preferred stock                                                     --       (2,500)          --
                                                                               ---------    ---------    ---------
        Net cash provided by financing activities                                  5,389      221,153      132,641
                                                                               ---------    ---------    ---------
        Net increase (decrease) in cash                                            5,240       (4,297)       8,943

Cash at beginning of period                                                        4,646        8,943           --
                                                                               ---------    ---------    ---------
Cash at end of period                                                          $   9,886    $   4,646    $   8,943
                                                                               =========    =========    =========

Supplemental disclosure of cash flow information-
Cash paid during the period for:
       Interest, net of capitalized interest                                   $  55,507    $  32,653    $   9,196
                                                                               =========    =========    =========
       Income taxes                                                            $   6,577    $  19,524    $   3,480
                                                                               =========    =========    =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION

       These consolidated financial statements include the accounts of The Doe Run Resources Corporation and its wholly owned subsidiaries (the Company). All material intercompany balances and transactions have been eliminated.

           RECLASSIFICATIONS

       Certain balances have been reclassified from their previous presentation in order to conform to their current presentation.

           NATURE OF BUSINESS

       The principal domestic business of the Company is the exploration, development, mining and processing of base metals, primarily lead, and recycling of lead-acid batteries and other lead-bearing materials. The Company's fabrication businesses fabricate lead products used in radiation and X-ray shielding, pollution control devices, and medical equipment; produce lead oxide for use in automotive batteries and fabricate and repair lead-lined process equipment. In Peru, the Company is engaged in the mining, smelting and refining of polymetallic concentrates, mainly copper, lead, zinc and silver which are sold as refined metals primarily to customers located outside of Peru.

           FOREIGN CURRENCY TRANSLATION

       The functional currency of the Company's foreign subsidiaries is the U.S. Dollar. Accordingly, foreign currency transaction gains and losses are included in determining net income.

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

           INVENTORIES

       Finished metals and concentrates, metals and concentrates in process and raw materials are stated at the lower of cost or market. The last-in, first-out (LIFO) method of determining cost is used for the majority of the Company's inventories. Supplies and repair parts are principally stated at average cost, net of reserves for obsolescence.

       Inventory costs include labor, material and other production costs.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

           PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at the lower of cost or fair value. Long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

           RECLAMATION COSTS

       The Company's mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation. Company estimates of mine closure costs are accrued and charged to expense using the units of production method during the estimated life of the operations. A reserve for reclamation costs has been established for the restoration of certain abandoned mining and processing sites based on current estimates of the cost to comply with existing standards. Routine environmental expenditures are expensed as incurred or capitalized and depreciated depending on their future economic benefit.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

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

       Deferred tax assets and liabilities are recognized in foreign jurisdictions for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

(2)    BUSINESS ACQUISITIONS

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

       The acquisition has been accounted for as a purchase and the effective purchase price of $123,015, including transaction costs of approximately $2,500, was allocated to the fair value of the assets acquired and liabilities assumed as follows:

        Inventories                                            $     54,285
        Other current assets                                          1,382
        Property, plant and equipment                                99,043
        Accounts payable and other accrued liabilities              (24,495)
        Environmental contingency                                    (7,200)
                                                                  -----------

                                                               $    123,015
                                                                  ===========

       The excess of the fair value of the net assets acquired over the purchase price, approximately $157,000, reduced the value of the fixed assets acquired. The results of the operations of Doe Run Cayman and its subsidiaries have been included in those of the Company since the date of acquisition.

           MISSOURI LEAD OPERATIONS

       On September 1, 1998, the Company purchased certain assets of Asarco Incorporated's (ASARCO) Missouri Lead Division (MLD), including a lead smelter and two mines. The acquisition was accounted for under the purchase method and the purchase price was allocated to the fair value of the assets acquired and liabilities assumed as follows:

        Inventories and other current assets                      $    6,804
        Property, plant and equipment                                 51,633
        Accounts payable and other accrued liabilities                (1,106)
        Reserve for reclamation costs                                 (2,690)
                                                                    -----------

                                                                  $   54,641
                                                                    ===========

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

       In addition, the Company will be required to pay additional consideration to ASARCO Incorporated if in any of the five calendar years beginning January 1, 1999 the London Metal Exchange spot lead price exceeds $.285 per pound. The maximum contingent consideration to be paid under the agreement is $12,500.

         On August 31, 1998, Doe Run Mining acquired the stock of Empresa Minera Cobriza S.A. (Cobriza) from Centromin. The assets purchased included a copper mine, mill and other assets related to the operation of the mine. The purchase price was $7,500, of which approximately $3,000 was paid at closing and the remainder will be paid in three annual installments of $1,495 beginning August 31, 1999. The pro forma results of operations of Cobriza have not been presented as they were not significant, and all of Cobriza's production is sold to Doe Run Peru.

(3)    RELATED PARTY TRANSACTIONS

       The Company has entered into a management consulting agreement with The Renco Group, Inc. (Renco). Renco's subsidiary, DR Acquisition Corp., holds all of the Company's common stock. Under the agreement, Renco will provide the Company with management services for an annual fee. The agreement was amended in 1998 to increase the annual fee from $1,200 to $2,400. The agreement expires October 31, 2000. Fees expensed under this agreement were $2,400, $2,000, and $1,200 for each of the years ended October 31, 1999, 1998, and 1997, respectively.

       In addition to these fees, in conjunction with the financing transactions discussed in Note 8, the Company paid Renco $2,311 in 1998 which was accounted for as a deferred financing cost and is being amortized according to the policy described in Note 1.

       To obtain the advantages of volume, Renco purchases certain categories of property and casualty insurance for a number of its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 1999, 1998, and 1997, the Company reimbursed Renco for costs of approximately $3,695, $4,352, and $2,473, respectively, under the Renco insurance program.

(4)    INVENTORIES

       Inventories consist of the following:

                                                         OCTOBER 31,
                                                 ----------------------------
                                                    1999            1998
                                                 ------------    ------------
      Finished metals and concentrates         $    10,527     $     10,954
      Metals and concentrates in process            60,139           55,647
      Materials, supplies and repair parts          49,595           60,202
                                                  ----------       ----------

                                               $   120,261     $    126,803
                                                  ==========       ==========

       Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,300 and $4,559 at October 31, 1999 and 1998, respectively.

       The FIFO cost of inventories valued under the LIFO cost method were approximately $80,235 and $82,271 at October 31, 1999 and 1998, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $1,729 and $1,578 higher at October 31, 1999 and 1998, respectively.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

       As a result of reducing certain inventory quantities valued on the LIFO basis, lower inventory costs prevailing in previous years were charged to cost of sales in 1999 and 1997. The Company calculates the effect of LIFO liquidations on net income based on the current cost method. The effect was an increase in net income of $400 and $899 and for the years ended October 31, 1999 and 1997, respectively.

(5)    PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment, net consists of the following:

                                                                  OCTOBER 31,
                                                          -----------------------------
                                                              1999             1998
                                                          -------------    -------------
        Land                                            $     12,471    $       12,075
        Buildings and improvements                            69,636            66,435
        Machinery and equipment                              235,490           217,668
        Mineral interests                                     31,313            30,937
        Construction in progress                              21,653             7,441
                                                          -------------    -------------

                                                             370,563           334,556
        Less accumulated depreciation and depletion          101,521            70,509
                                                          -------------    -------------

                                                        $    269,042    $      264,047
                                                          =============    =============

       Rental expense applicable to minimum rentals under operating leases was $7,567, $6,883, and $5,543 for the years ended October 31, 1999, 1998, and 1997, respectively. Contingent rental payments, based primarily on equipment usage, were $405, $532, and $674 for the years ended October 31, 1999, 1998, and 1997, respectively.

       The Company's operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:

        Fiscal year ending October 31:
            2000                                                  $      6,516
            2001                                                         4,503
            2002                                                         2,842
            2003                                                         1,952
            2004                                                           899
            Thereafter                                                   3,337
                                                                  ------------

                                                                  $     20,049
                                                                  ============

(6)    SPECIAL TERM DEPOSIT

       The Special Term Deposit represents a deposit made in a foreign bank as collateral for a loan made to Doe Run Mining. See further discussion in
       Note 8.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

(7)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                                                              OCTOBER 31,
                                                                                       --------------------------
                                                                                          1999          1998
                                                                                       ------------  ------------
        Interest                                                                     $     6,467   $      6,412
        Reclamation and environmental                                                      4,331          3,422
        Property taxes                                                                     4,878          3,671
        Payroll, related taxes and employee benefits                                      22,127         20,489
        Other                                                                             11,990         16,676
                                                                                       ------------  ------------

                                                                                     $    49,793   $     50,670
                                                                                       ============  ============

       Reclamation and environmental costs represents the estimate of reclamation and environmental spending for the following fiscal year. See
       Note 15.

(8)    LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                            OCTOBER 31,
                                                                                    ----------------------------
                                                                                        1999           1998
                                                                                    -------------  -------------
        Revolving credit facilities                                               $     31,813   $      48,842
        11.25% unsecured senior notes due March 15, 2005                               200,000         200,000
        Floating interest rate unsecured senior notes due March 15,
            2003, effective rate of 12.23% at October 31, 1999                          55,000          55,000
        11.25% secured senior notes due March 15, 2005, less unamortized discount of $4,345 and $5,153 at October 31, 1999 and 1998,
            respectively                                                                45,655          44,847
        Note payable to foreign bank                                                   125,000         125,000
        Pollution control financing, maturing December 15,1998,
            annual principal payments due on December 15, interest
            at 5.75%, payable semiannually                                                   -             895
        Deferred purchase price obligation, no stated interest rate                      2,638           3,718
        Note payable, interest payable at 9.89%, maturing July 6, 2009                   5,582               -
        Sale and leaseback obligations                                                  16,055               -
        Capital leases                                                                     513               -
                                                                                    -------------  -------------

                                                                                       482,256         478,302

        Less current maturities                                                          4,970           2,018
                                                                                    -------------  -------------

                   Long-term debt, less current maturities                        $    477,286   $     476,284
                                                                                    =============  =============

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

       Revolving credit facilities provide for borrowing under two credit facilities. The first facility allows the Company to borrow up to $100,000 and expires March 12, 2001, at which time it may be renewed annually. The availability of loans under the facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under this facility were $11,813 at October 31, 1999. Actual availability was $38,836 at October 31, 1999. The facility bears interest at the prime rate plus .75% per annum and the effective rate at October 31, 1999 was 9%. The Company is also obligated to pay an unused line fee equal to .25% on the amount by which the maximum credit of $100,000 exceeds the average daily balance of outstanding loans and letters of credit. The facility is secured by accounts receivable and inventories generated by the Company's U.S. operations. All cash received from the Company's domestic operations is wired daily to the financial institutions to pay down the outstanding loan balance, if any.

       The second facility allows Doe Run Peru to borrow up to $40,000 and expires June 19, 2002. The facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 1.5% per annum through June 1999, and 2.0% per annum since July 1999. The effective rate was 7.70% and 9.23% at October 31, 1999 and 1998, respectively. Individual loans must be greater than $1,000. Revolving loans outstanding under this facility were $20,000 at October 31, 1999. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the facility is limited to a percentage of eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Actual availability was $19,005 at October 31, 1999. The facility is secured by Doe Run Peru's accounts receivable and inventories.

       On March 12, 1998, the Company completed the sale of $200,000 11.25% senior notes (the Fixed Rate Notes) and $55,000 Floating Interest Rate Senior Notes due 2003 (collectively, the Unsecured Notes). The Unsecured Notes are guaranteed by certain subsidiaries of the Company. See Note 16 for disclosures regarding guarantor subsidiaries. The Company used $125,000 of the proceeds from the Unsecured Notes to make the Special Term Deposit into a foreign bank, which in turn loaned such amount to Doe Run Mining. The Special Term Deposit and note payable to the foreign bank have payment terms that match the timing and amount of the payments on $125,000 of the Fixed Rate Notes, except that additional interest of 0.50% for the first six months and 0.25% thereafter through September 11, 2004 is payable on the note payable to the foreign bank. The note payable to the foreign bank is collateralized by the Special Term Deposit. Doe Run Mining used the proceeds of the note payable to the foreign bank to repay the $100,000 balance of a term loan, plus accrued interest thereon of $1,004, repay a $23,000 subordinated note to the Company and pay fees of $313.

       The remaining $130,000 of the proceeds of the Unsecured Notes, plus the $23,000 repayment of the subordinated note by Doe Run Mining, were used by the Company to: (1) repay principal and interest on a term loan of $128,125 and $1,127, respectively, (2) repay balances under existing revolving credit facilities of $14,444, (3) pay Renco $5,000 to redeem the $2,500 preferred stock, plus accrued dividends thereon of $189, and a transaction fee of $2,311 and (4) pay related fees and expenses of $6,553.

       On September 1, 1998, the Company completed the sale of $50,000 11.25% senior secured notes (the Secured Notes). Proceeds of $43,400, net of issue discount of $5,287 and fees of $1,313, were used to finance the acquisition of the MLD, as discussed in Note 2. The notes are secured by the property, plant and equipment acquired and are guaranteed by certain subsidiaries of the Company. See Note 16.

       The deferred purchase price obligation is payable to Centromin for the assets of the Cobriza mine purchased in 1998 as discussed in Note 2. Payments of $1,495 are due annually for three years beginning August 31, 1999. The note has no stated interest rate and has been discounted to an effective rate of 10%.

       The note payable financed the purchase of certain equipment, and is secured by that equipment. The note is payable in monthly installments of $75.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

       In January 1999, Doe Run Peru finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. In April 1999, Doe Run Peru entered into a sale and leaseback of computer equipment for $761. These transactions have been accounted for as financing arrangements. The interest rates applicable under the oxygen plant and computer equipment leases are 12.35% and 8.50%, respectively.

       In conjunction with early extinguishment of long-term debt, the Company recognized extraordinary charges of $4,388 and $1,062, net of income tax benefits of $2,362 and $265 in 1998 and 1997, respectively.

       The aggregate estimated amounts of long-term debt maturing after October 31, 1999 are as follows:

        Fiscal year ending October 31:
            2000                                        $     4,970
            2001                                             17,298
            2002                                             24,349
            2003                                             59,594
            2004                                              2,011
            Thereafter                                      374,034
                                                          ------------

                                                        $   482,256
                                                          ============

       Doe Run Peru has available two uncommitted lines of credit. Borrowings are in the form of short-term notes, with interest rates determined at the borrowing date. Borrowings under these lines of credit were $3,612 at October 31, 1999.

       The Company's various debt agreements contain certain requirements with respect to net worth and coverage of fixed charges. These agreements also place limitations on dividend payments and other outside borrowings. The Company was in compliance with all debt covenants at October 31, 1999, and accordingly, the related debt is classified as noncurrent.

(9)    FAIR VALUE OF FINANCIAL INSTRUMENTS

       At October 31, 1999 and 1998, the fair values of the Company's financial instruments, except for long-term debt and the hedge positions described in Note 14, were not materially different from their carrying amounts.

       The fair values of the Company's long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes. The fair value of the Company's long term debt was approximately $433,000 and $430,000 at October 31, 1999 and 1998, respectively.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

(10)   INCOME TAXES

       On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary
       (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries. As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes totaling $6,200 was recorded as income tax.

       For the previous fiscal years, the Company, pursuant to a tax sharing agreement with Renco, provided for federal income taxes as if the Company filed separate income tax returns except that, generally, no carryforward of net operating losses was permitted. The Company remitted to Renco annually the amount of federal income taxes provided. The Company's current state income tax expense reflects payments to Renco for taxes paid on its behalf.

       Doe Run Cayman is subject to the regulations of the Cayman Islands, which currently have no corporate income or capital gains tax. Doe Run Cayman's subsidiaries located in Peru are subject to Peruvian taxation. The statutory income tax rate in Peru is 30%. Doe Run Peru has obtained a ten-year tax stabilization agreement with the Peruvian government, which provides for Peruvian taxation based on tax statutes and regulations prevailing on November 6, 1997, beginning with the Peruvian tax year ending on December 31, 1997 through December 31, 2006.

       Income tax expense is comprised of the following:

                                        YEAR ENDED OCTOBER 31,
                                  ------------------------------------
                                     1999         1998        1997
                                  -----------  -----------  ----------
        Current:

            Federal             $      238   $    3,446   $   3,882
            State                        -          529          99
            Foreign                  3,342       10,983         419
                                  -----------  -----------  ----------

                                     3,580       14,958       4,400
                                  -----------  -----------  ----------
        Deferred:

            Federal                  6,200       (6,200)          -
            Foreign                 (6,292)       2,640         (69)
                                  -----------  -----------  ----------

                                       (92)      (3,560)        (69)
                                  -----------  -----------  ----------

                                $    3,488   $   11,398   $   4,331
                                  ===========  ===========  ==========

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                               (DOLLARS IN THOUSANDS)

       Income tax expense differed from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before income tax expense as a result of the following:

                                                                                             YEAR ENDED
                                                                                             OCTOBER 31,
                                                                                        ----------------------
                                                                                          1998         1997
                                                                                        ----------   ---------
        Income tax expense at statutory rate                                         $     8,008  $    1,392
        Increase (reduction) in income tax expense resulting
            from:
               Percentage depletion in excess of basis                                         -      (2,532)
               Change in the balance of the valuation allowance
                 for deferred tax assets                                                   1,786       4,487
               Nondeductible expenses                                                        894         477
               State income taxes, net of federal benefit                                    344          64
               Foreign income taxes at effective rates in excess of
                 the statutory rate                                                            -         324
               Other, net                                                                    366         119
                                                                                        ----------   ---------
                                                                                     $    11,398  $    4,331
                                                                                        ==========   =========

       The income tax expense recorded in the consolidated statement of operations for the year ended October 31, 1999 reflects primarily: 1) deferred federal income tax expense of $6,200 relating to the elimination of net U.S. federal and state deferred tax assets, including related valuation allowances, as a result of the change in tax status, 2) current U.S. federal income tax expense resulting from the change in tax status, which will be paid by Renco and 3) the income tax provision of the Company's Peruvian subsidiaries. The net income tax benefit generated by the Peruvian subsidiaries results primarily from the recognition of benefits related to tax losses generated in 1999 and to an acquired tax loss of Cobriza for which no previous benefit was recognized. As a result of a merger of Cobriza with Doe Run Peru S.R.L., management believes that it is more likely than not that the future benefits of this tax loss will be realized.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                    October 31,
                                                                           ---------------------------
                                                                                1999          1998
                                                                           -----------     -----------
Deferred tax assets:
    Inventories                                                            $     1,343     $         -
    Accounts receivable and other current assets                                     -             318
    Property, plant and equipment                                               33,083          43,609
    Accrued liabilities                                                            772           5,319
    Postretirement benefits                                                          -           4,591
    Reclamation and environmental costs                                              -          11,793
    Alternative minimum tax credits                                                  -           8,981
    Tax loss carryforwards                                                       4,996           1,593
    Other noncurrent assets and liabilities                                      3,787           7,782
                                                                           -----------     -----------
                                                                                43,981          83,986
    Less valuation allowance                                                   (33,083)        (60,316)
                                                                           -----------     -----------
           Total deferred tax assets                                            10,898          23,670
                                                                           -----------     -----------
Deferred tax liabilities:
    Inventories and other current assets                                             -          (7,921)
    Property, plant and equipment                                               (7,177)         (5,394)
    Mineral properties                                                               -          (4,579)
    Pension asset                                                                    -          (2,147)
                                                                           -----------     -----------
           Total deferred tax liabilities                                       (7,177)        (20,041)
                                                                           -----------     -----------
           Net deferred tax assets                                         $     3,721     $     3,629
                                                                           ============    ===========

       The deferred tax assets as of October 31, 1999 relate solely to the Company's Peruvian subsidiaries. The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

       Net operating loss carryforwards in Peru are available for use for five years beginning with the first year the Company has tax against which it can take a credit.

       Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. The valuation allowance decreased $27,233 in 1999, $15,114 of which related to the U.S. federal net deferred tax assets eliminated as a result of the change in tax status. The remainder of the change results from a change in management's assessment regarding the future realization of deferred tax assets as a result of the merger of Doe Run Peru S.R.L and Cobriza and estimates of future earnings. In addition, benefits were realized in 1999 relating to certain deferred tax assets against which a valuation allowance had previously been provided.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

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

       Net periodic pension expense is comprised of the following:

                                                                               Year Ended October 31,
                                                                       -------------------------------------
                                                                          1999         1998          1997
                                                                       ----------   ----------    ----------
        Service cost                                                   $    2,323   $    1,754    $    1,508
        Interest cost on projected benefit obligation                       4,435        4,040         3,762
        Expected return on assets                                          (4,622)      (4,504)       (4,161)
        Net amortization and deferral of unrecognized net
            losses                                                            761          269           276
                                                                       ----------   ----------    ----------
                   Net periodic pension expense                        $    2,897   $    1,559    $    1,385
                                                                       ==========   ==========    ==========

       The following assumptions were used in the determination of net periodic pension expense:

                                                                               Year Ended October 31,
                                                                       -------------------------------------
                                                                          1999         1998          1997
                                                                       ----------   ----------    ----------
        Discount rates                                                    7.50%         6.75%         7.75%
        Rate of increase in compensation levels                           3.00%         3.00%         3.00%
        Expected long-term rate of return on assets                       9.00%         9.00%         9.00%


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       The following table sets forth the funded status of the Company's defined benefit plan:

                                                                                            October 31,
                                                                                    -------------------------
                                                                                       1999           1998
                                                                                    ----------     ----------
        Change in benefit obligation:
             Beginning of year                                                      $   63,998     $   53,296
             Service cost                                                                2,323          1,754
             Interest cost                                                               4,435          4,040
             Actuarial (gains)/losses                                                   (3,372)         7,730
             Benefits paid                                                              (3,024)        (2,822)
                                                                                    ----------     ----------
             End of year                                                            $   64,360     $   63,998
                                                                                    ==========     ==========

        Change in plan assets:
             Beginning of year at fair value                                        $   52,722     $   51,359
             Actual return on plan assets                                                9,591          4,183
             Employer contributions                                                         10              2
             Benefits paid                                                              (3,024)        (2,822)
                                                                                    ----------     ----------
             End of year at fair value                                              $   59,299     $   52,722
                                                                                    ==========     ==========

        Reconciliation of funded status:
             Projected benefit obligation in excess of plan assets                  $   (5,061)    $  (11,276)
             Unamortized net transition asset                                              626            666
             Unrecognized actuarial losses                                               5,800         14,862
                                                                                    ----------     ----------
                  Net amount recognized                                             $    1,365     $    4,252
                                                                                    ==========     ==========

        Amounts recognized in the balance sheet:
            Prepaid benefit cost - noncurrent                                       $    2,284     $    4,751
            Intangible asset                                                             1,054            843
            Accrued benefit liability - current                                            (20)            (3)
            Accrued benefit liability - noncurrent                                      (2,738)        (1,339)
            Accumulated other comprehensive income                                         785              -
                                                                                    ----------     ----------
                   Net asset at end of year                                         $    1,365     $    4,252
                                                                                    ==========     ==========


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

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       Net periodic postretirement benefit cost includes the following components:

                                                                       October 31,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           --------     --------     --------
        Service cost                                       $     85     $     41     $     34
        Interest cost                                           709          754          789
        Amortization of gains                                   (57)         (91)        (104)
                                                           --------     --------     --------
          Net periodic postretirement benefit cost         $    737     $    704     $    719
                                                           ========     ========     ========


       The postretirement benefit plans are unfunded. The following illustrates the Company's postretirement benefit obligation:

                                                                                         October 31,
                                                                                  -------------------------
                                                                                      1999           1998
                                                                                  ----------     ----------
        Change in benefit obligation:
            Beginning of year                                                     $   10,935     $   10,552
            Service cost                                                                  85             41
            Interest cost                                                                709            754
            Actuarial (gains)/losses                                                    (484)           520
            Benefits paid                                                               (912)          (932)
                                                                                  ----------     ----------
            End of year                                                           $   10,333     $   10,935
                                                                                  ==========     ==========

        Reconciliation of funded status:
            Projected benefit obligation in excess of plan assets                 $  (10,333)    $  (10,935)
            Unrecognized actuarial gains                                              (2,635)        (2,207)
                                                                                  ----------     ----------
                 Accrued postretirement benefit cost                              $  (12,968)    $  (13,142)
                                                                                  ==========     ==========

            Current portion                                                       $     (982)    $     (915)
            Noncurrent portion                                                    $  (11,986)    $  (12,227)

       The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plans was 7% for fiscal 1999, and is assumed to decrease gradually to 5% by the year 2001, and remain at that level thereafter. A one percentage point increase/(decrease) in each year would increase/(decrease) the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by $621/$(558) and $45/$(40), respectively.

           DEFINED CONTRIBUTION PLANS AND PROFIT SHARING PROGRAM

       The Company sponsors a 401(k) plan that covers substantially all U.S. and expatriate employees. Participants can contribute up to 15% of compensation on a before-tax basis. The Company matches 25% of the first 6% of a participant's before-tax contribution. The Company's expense representing its matching contribution was $607, $495, and $499 for the years ended October 31, 1999, 1998, and 1997, respectively. Plan assets consist primarily of investments in common stock and debt securities.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       The Company has a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income before income tax expense, plus any extraordinary items, excluding the related tax effect. At management's discretion, a portion of the distribution may be made in the form of a contribution to the 401(k) plan. The remainder is paid in cash to employees. The Company's expense for the years ended October 31, 1999, 1998, and 1997 was $0, $0, and $493, respectively.

           FOREIGN PLANS

       Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,800 and $2,988 for the years ended October 31, 1999 and 1998, respectively.

       In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. The Company's expense relating to workers' profit sharing payments was $0 and $2,908 for the years ended October 31, 1999 and 1998, respectively.

       In addition, the Company recorded a deferred workers' profit sharing asset (liability) of $1,084 and $(766) at October 31, 1999 and 1998, respectively, which recognizes the effect of temporary differences between financial reporting and tax bases of assets and liabilities related to workers' profit sharing on a basis consistent with that used for income taxes. The Company expects to recover the deferred workers' profit sharing asset through future reductions of workers' profit sharing payments.

(12)   BUSINESS AND CREDIT CONCENTRATIONS

       Lead prices fluctuate and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors makes it impossible for the Company to predict lead prices. Fluctuations in the lead price could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. For the years ended October 31, 1999, 1998, and 1997, approximately 61%, 67%, and 63%, respectively, of the Company's domestic revenues from unaffiliated customers were from U.S. battery manufacturers (primarily automotive) or their suppliers. At October 31, 1999 and 1998, the accounts receivable balances related to these U.S. battery manufacturers were $33,393 and $40,547, respectively.

       For the year ended October 31, 1997, Johnson Controls, Inc., a battery manufacturer, and Big River Zinc accounted for approximately 12% and 10%, respectively, of the Company's revenues. No single customer accounted for greater than 10% of revenues for the years ended October 31, 1999 and 1998.

(13)   SEGMENT INFORMATION

       In 1999, the Company applied SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Company's operating segments are separately managed business units that are distinguished by products, location and production process. Prior year amounts have been restated to conform to the current year presentation.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The secondary lead segment, located in Missouri, recycles lead-bearing feed materials, primarily spent batteries. The fabricated products segment produces value-added lead products. The Peruvian operations produces an extensive product mix of non-ferrous and precious metals through the Company's subsidiary, Doe Run Peru.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that the primary lead, secondary lead and fabricated products segments value finished metals and concentrates, work in process and raw materials inventories at FIFO cost. Certain functions, such as billing, are performed at the Company's corporate office for the primary lead and secondary lead segments, as well as general administration for the Company. Related accounts receivable and corporate overhead expenses are not allocated to operating segments.

        OPERATING SEGMENTS - REVENUES                                                 Year Ended October 31,
                                                                             ----------------------------------------
                                                                                1999          1998            1997
                                                                             ----------    ----------     -----------
        Revenues from external customers:
           Peruvian operations                                               $  461,734    $  454,980     $     2,571
           Primary lead                                                         243,075       182,222         198,682
           Secondary lead                                                        60,016        58,872          57,137
           Fabricated products                                                   25,700        17,462          24,234
                                                                             ----------    ----------     -----------
                   Total                                                        790,525       713,536         282,624
                                                                             ----------    ----------     -----------
        Revenues from other operating segments: (1)
           Peruvian operations                                                    2,898         3,311               -
           Primary lead                                                           1,516           549           2,055
           Secondary lead                                                           745           677             629
           Fabricated products                                                        -             -               -
                                                                             ----------    ----------     -----------
                   Total                                                          5,159         4,537           2,684
                                                                             ----------    ----------     -----------
                   Total reportable segments                                    795,684       718,073         285,308
        Other revenues (2)                                                       14,049         3,045          (2,157)
        Intersegment eliminations                                                (5,159)       (4,537)         (2,684)
                                                                             ----------    ----------     -----------
                   Total revenues                                            $  804,574    $  716,581     $   280,467
                                                                             ==========    ==========     ===========


       (1) Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on an arms-length basis.

       (2) Other revenues consist of metal sales not attributed to operating segments and gains (losses) on hedging transactions.

        REVENUES BY COUNTRY (3)                    Year Ended October 31,
                                         --------------------------------------
                                            1999           1998         1997
                                         ----------    ----------    ----------
        United States                    $  493,163    $  401,053    $  258,709
        Peru                                 68,333       120,455         2,571
        Brazil                               50,184        40,086             -
        England                              37,379         8,984         3,787
        Japan                                29,183        25,001             -
        India                                28,890        10,435             -
        Other                                97,442       110,567        15,400
                                         ----------    ----------    ----------
           Total revenues                $  804,574    $  716,581    $  280,467
                                         ==========    ==========    ==========


       (3) Revenues are attributed to countries based on location of shipment.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

        OPERATING SEGMENTS - EBITDA (EARNINGS BEFORE INTEREST,                        Year Ended October 31,
                                                                             ---------------------------------------
             TAXES, AND DEPLETION, DEPRECIATION AND AMORTIZATION)                1999           1998          1997
                                                                             ----------     ----------    ----------
        Peruvian operations                                                  $   51,743     $   70,594    $      482
        Primary lead                                                             28,795         17,489        39,543
        Secondary lead                                                           10,917          9,594        10,884
        Fabricated products                                                       2,464           (458)        2,211
                                                                             ----------     ----------    ----------
                   Total reportable segments                                     93,919         97,219        53,120
        Other revenues and expenses (4)                                             109         (2,761)      (10,629)
        Corporate selling, general and administrative expenses                  (16,045)       (15,874)      (10,005)
        Intersegment eliminations                                                   157            (92)          (71)
                                                                             ----------     ----------    ----------
                   Consolidated EBITDA                                           78,140         78,492        32,415
        Depreciation, depletion and amortization                                (31,400)       (24,540)      (14,718)
        Interest Income                                                          14,755          9,586            21
        Interest expense                                                        (59,417)       (40,659)      (13,740)
                                                                             ----------     ----------    ----------
                   Income before taxes and extraordinary item                $    2,078     $   22,879    $    3,978
                                                                             ==========     ==========    ==========


       (4) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on hedge transactions, and adjustments necessary to state inventories at LIFO cost.

        OPERATING SEGMENTS - TOTAL ASSETS                       Year Ended October 31,
                                                             ----------------------------
                                                                 1999            1998
                                                             -----------      -----------
        Peruvian operations                                  $   266,784      $   251,363
        Primary lead                                             147,316          154,420
        Secondary lead                                            30,347           30,612
        Fabricated products                                       12,687           16,205
                                                             -----------      -----------
                   Total reportable segments                     457,134          452,600
        Unallocated corporate assets (5)                         252,862          255,620
        Intersegment eliminations                                (45,279)         (44,581)
                                                             -----------      -----------
                   Total assets                              $   664,717      $   663,639
                                                             ===========      ===========


       (5) Unallocated corporate assets consist primarily of the Special Term Deposit, cash, primary lead and secondary lead segments' accounts receivable, investments in subsidiaries, pension assets, and deferred financing costs.

(14)   COMMITMENTS AND CONTINGENCIES

           INVESTMENT COMMITMENT

       According to the Contract described in Note 2, Doe Run Peru is obligated to invest $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations in Peru, as discussed in Note 15. As of October 31, 1999, Doe Run had invested approximately $76,975 under this commitment. In the event Doe Run Peru has not fulfilled its obligations under the Contract, it will be obligated to pay in 2002 a penalty to Centromin Peru S.A. equal to 30% of any shortfall. Management plans to fund its commitments through future operating cash flows.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

           TOLLING

       The Company has entered into a tolling arrangement with a major battery manufacturer whereby the manufacturer will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The agreement, which expires in December 2001, covers approximately 12% of the Company's anticipated domestic lead metal production.

           SALES

       The Company has commitments to sell approximately 70%, 90%, 85%, and 50% of its anticipated 2000 lead, copper, zinc and silver metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the London Metal Exchange prices at the time of shipment, plus a premium.

           HEDGING

       The fair market value of the Company's hedging positions at October 31, 1999 and 1998 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

       The Company's open hedging positions at October 31, 1999 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair
          Metal         Quantity               Price Range           Market Value          Period
        ---------     -------------     ------------------------     ------------     ------------------
        Lead          (32,656) tons     $.2184/lb. to $.2404/lb.     $  (100,150)     Nov. 99 to Dec. 01
        Copper             771 tons     $.7974/lb. to $.8042/lb.          (6,143)     Nov. 99 to Jan. 00


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)


           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair
          Metal         Quantity               Price Range           Market Value          Period
        ---------     -------------     ------------------------     ------------     ------------------
        Copper           9,400 tons     $.7800/lb. to $.9200/lb.     $ (1,213,975)    Nov. 99 to Aug. 00
        Lead            32,776 tons     $.2404/lb. to $.2570/lb.          (76,799)    Nov. 99 to Dec. 99
        Zinc             9,825 tons     $.4944/lb. to $.5216/lb.         (351,733)    Nov. 99 to Mar. 00
        Silver         370,000 oz.      $5.51/oz. to $5.90/oz.            (39,348)    Nov. 99 to Dec. 99


           SOLD (PURCHASED) PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair
          Metal         Quantity               Price Range           Market Value          Period
        ---------     -------------     ------------------------     ------------     ------------------
        Copper           1,550 tons     $.6600/lb. to $.7600/lb.     $   297,724      Nov. 99 to Aug. 00
        Lead             3,250 tons     $.2250/lb. to $.2404/lb.         (37,417)     Nov. 99 to Jan. 00
        Zinc             1,125 tons     $.4876/lb. to $.4899/lb.         (10,734)     Nov. 99 to Mar. 00


       The Company's open hedging positions at October 31, 1998 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair
          Metal         Quantity               Price Range           Market Value          Period
        ---------     -------------     ------------------------     ------------     ------------------
        Lead          (28,605) tons     $0.2200/lb. to $0.2971/lb.   $(1,475,279)     Nov. 98 to Sept. 99
        Copper           1,185 tons     $0.7189/lb. to $0.7607/lb.        30,110      Nov. 98 to Feb. 99
        Silver         260,000 oz        $4.97/oz. to $5.13/oz.             (200)     Nov. 98


           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair
          Metal         Quantity               Price Range           Market Value          Period
        ---------     -------------     ------------------------     ------------     ------------------
        Copper           3,583 tons     $0.7484/lb. to $0.8391/lb.   $   (11,058)     Nov. 98 to Dec. 98
        Lead             2,370 tons     $0.2313/lb. to $0.2812/lb.       (46,805)     Nov. 98 to June 99
        Zinc             1,653 tons     $0.4535/lb. to $0.4990/lb.       (11,250)     Nov. 98 to Dec. 98
        Silver         325,000 oz       $5.00/oz. to $6.00/oz.          (120,017)     Nov. 98 to June 99
        Gold             1,500 oz       $300.00/oz.                           -       Dec. 98


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       SOLD (PURCHASED) PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair
          Metal         Quantity               Price Range           Market Value          Period
        ---------     -------------     ------------------------     ------------     ------------------
        Silver        370,000 oz.       $4.50/oz. to $5.25/oz.       $   (128,000)    Nov. 98 to June 99
        Zinc            2,480 tons      $0.4400/lb to $0.4536/lb.        (117,274)    Nov. 98 to Dec. 98
        Lead           (5,512) tons     $0.2268/lb.                       155,360     Feb. 99 to June 99


       The Company is exposed to risk from market price fluctuations to the extent it cannot meet anticipated sales.

       The Company does not obtain collateral or other security to support hedge instruments subject to credit risk, but assesses the reliability and reputation of its counterparties before contracts are established.

           LETTERS OF CREDIT

       At October 31, 1999, the Company had issued irrevocable standby letters of credit totaling $6,437 in connection with the Company's insurance and bonding activities. The Company also had outstanding standby letters of credit and customs bonds of $2,200 and $9,726, respectively, relating to concentrate and other purchases and a custom bond of $2,995 as collateral for the deferred purchase price obligation discussed in Note 8.

           EMPLOYMENT AGREEMENTS

       The Company has employment agreements with a number of its senior executives through October 31, 2000.

(15)   ENVIRONMENTAL AND LITIGATION MATTERS

       ENVIRONMENTAL

       The Company has recorded a liability of $33,573 as of October 31, 1999, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

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

       Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended
       (RCRA). The Company has accrued approximately $1,000 related to the Herculaneum smelter's operations, primarily for closure obligations. If the slag or other wastes at the smelter were to be regulated as hazardous waste, the Company may be required to take corrective action under RCRA at the smelter, as well as to adopt stricter management practices for these wastes. Further, the Environmental Protection Agency (EPA) has initiated an investigation of the smelter under the Comprehensive Environmental Response, Compensation and Liability

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       Act of 1980, as amended (CERCLA), which could potentially require remediaton similar to the corrective action mentioned above. The Company expects to sign a voluntary Administrative Order of Consent
       (AOC) to study and address issues related to the slag pile and the community adjacent to the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required.

       At its primary smelter in Glover, Missouri, the Company has opened a new slag pile for disposal of its smelting residue. The new slag pile was opened in January 2000 and the estimated cost of $400 will be capitalized. ASARCO is required to close the existing pile with proportionate contribution from the Company based on its use. The Company's contribution is expected to be minimal, as the Company's portion of the existing pile will be moved to the new pile. The Company will accrue for closure of the new slag pile over the period of use.

       The Company is working with regulators to develop a new three-year compliance plan so that the Herculaneum smelter meets the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan must be completed by September 2000 and after that date the Company will implement the control measures identified in the plan. The Company expects to make capital expenditures for various control measures totaling approximately $1,085 in fiscal 2000 and anticipates additional future cash requirements of $8,000 during the three-year compliance period. Regulators could require that additional measures be included in the plan, which could increase the amount of anticipated capital expenditures.

       The Company has received notice that it is a potentially responsible party (PRP) subject to liability under CERCLA at the following sites: four sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site and the National site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are four additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of October 31, 1999 of approximately $13,500 for these sites, including the four additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

       The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site. In February 1997, the Company signed an AOC to perform an Engineering Evaluation/Cost Analysis (EE/CA) on the Bonne Terre site. In March 1998, an AOC was signed to perform an EE/CA on the National site. In addition to remediating the mine waste areas at these sites, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RIFS is being conducted by a third party with completion expected within two years. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

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

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

       The Company's recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserves as of October 31, 1999 of approximately $1,800 for future corrective actions and $2,600 for closure costs for the permitted storage area.

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

       The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. The Company has begun certain closure requirements ahead of closure and will accrue for the cost of ultimate closure at a rate of approximately $500 per year. The Company's mine closure reserves were approximately $7,400 as of October 31, 1999.

              FOREIGN OPERATIONS

       Doe Run Peru has submitted to and received approval from the Peruvian government for the Programa de Adecuacion y Manejo Ambiental (Environmental Adjustment and Management Program) (the PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations, and five years for any other type of mining or metallurgical operation). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements in effect at that time.

       Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006:

         -   New sulfuric acid plants
         -   Elimination of fugitive gases from the coke plant
         -   Use of oxygenated gases in the anodic residue plant
         -   Water treatment plant for the copper refinery
         -   Recirculation system for cooling waters at the smelter
         -   Management and disposal of acidic solutions at the silver refinery
         -   Industrial waste water treatment plant for the smelter and refinery
         -   Containment dam for the lead muds near the zileret plant
         -   Granulation process water at the lead smelter
         -   Anode washing system at the zinc refinery
         -   Management and disposal of lead and copper slag wastes
         -   Domestic waste water treatment and domestic waste disposal

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)

       Annual spending on a calendar year basis approved in the PAMA is as follows:

                                       Estimated
                       Year              Cost
                       ----            ---------
                       2000            $  11,265
                       2001               13,800
                       2002               14,300
                       2003               13,180
                       2004               30,055
                       2005               34,790
                       2006               42,040
                                       ---------
                                       $ 159,430
                                       =========


       The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $189,950 for this period.

       Doe Run Peru's Cobriza mine has a separate PAMA to be completed by 2002. The total cost of capital projects to manage tailings, sewage and garbage is approximately $9,625, to be expended over the next three years, with estimated spending of $6,985 in fiscal 2000.

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

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)



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

       The Company, with several other defendants, was named in two class action cases seeking certification as a class owners of all housing in the State of Maryland built prior to 1978 that have lead paint on the premises. The complaint alleges that all defendants were members of Lead Industries Association (LIA), a trade association, and that the defendants improperly promoted lead paint. One suit seeks damages for paint removal for all such housing in the State of Maryland. The other suit seeks damages, alleging personal injuries to children as a result of lead poisoning from lead paint in the family residence. Both suits seek punative damages. Discovery has yet to be initiated, the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 1999, 1998, AND 1997
                             (DOLLARS IN THOUSANDS)


(16)   GUARANTOR SUBSIDIARIES

       The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors) Doe Run Cayman Ltd. (Doe Run Cayman) and certain subsidiaries, Doe Run Mining S.R.L. and its subsidiaries Doe Run Development S.A.C. and Doe Run Peru, and its wholly-owned subsidiary, Doe Run Air S.A.C.) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Unsecured Notes and Secured Notes of the Company. The Guarantor Subsidiaries' results of operations were not material to the results of operations of the Company for the year ended October 31, 1997. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 1999

                                                                  The Company
                                                                   Excluding                  Doe Run Cayman     Doe Run
                                                                   Guarantor      Domestic      and Certain      Peru and
                                                                 Subsidiaries    Guarantors    Subsidiaries    Subsidiaries
                                                                 ------------    ----------   ---------------  ------------
                                     ASSETS
Current assets:
      Cash                                                         $   7,197     $  (1,347)     $      39      $   3,997
      Trade accounts receivable, net of allowance for
          doubtful accounts                                           46,162         4,292             67         38,864
      Inventories                                                     47,368         1,791              -         71,122
      Prepaid expenses and other current assets                        6,580           145            (77)        27,958
      Net deferred tax assets                                              -             -            (50)         2,165
      Due from subsidiaries                                           11,321             -              -            122
      Due from parent                                                      -             -              -         23,622
                                                                   ---------     ---------      ---------      ---------
          Total current assets                                       118,628         4,881            (21)       167,850
Property, plant and equipment, net                                   140,663         7,784              -        120,595
Special term deposit                                                 125,000             -              -              -
Net deferred tax assets                                                    -             -            (40)         1,646
Other noncurrent assets, net                                          13,205           292            242            323
Investment in subsidiaries                                            33,029             -        188,227              -
                                                                   ---------     ---------      ---------      ---------
          Total assets                                             $ 430,525     $  12,957      $ 188,408      $ 290,414
                                                                   =========     =========      =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
          of long-term debt                                        $     357     $       -      $   1,279      $   6,946
      Accounts payable                                                16,479         1,901             67         36,790
      Accrued liabilities                                             30,967           478          2,546         16,547
      Due to subsidiaries                                                  -             -         23,744              -
      Due to parent                                                        -         8,666          1,386          1,269
                                                                   ---------     ---------      ---------      ---------
          Total current liabilities                                   47,803        11,045         29,022         61,552
Long-term debt, less current maturities                              317,693             -        126,359         33,234
Other noncurrent liabilities                                          48,408         1,890              -          7,401
                                                                   ---------     ---------      ---------      ---------
          Total liabilities                                          413,904        12,935        155,381        102,187
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                          0             -              -              -
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                          -             1              -              -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                           -             -          2,005              -
      Common stock, one nuevo sole par value, 729,548,057
          shares authorized, issued and  outstanding                       -             -              -        271,435
      Additional paid in capital                                       5,238         1,205              -        (16,234)
      Due from parent                                                      -             -              -       (104,865)
      Foreign currency translation adjustment                              -             -              -        (20,135)
      Retained earnings and accumulated other
          comprehensive income                                        11,383        (1,184)        31,022         58,026
                                                                   ---------     ---------      ---------      ---------
          Total shareholders' equity                                  16,621            22         33,027        188,227
                                                                   ---------     ---------      ---------      ---------
          Total liabilities and shareholders' equity               $ 430,525     $  12,957      $ 188,408      $ 290,414
                                                                   =========     =========      =========      =========
                                                                                 The
                                                               Eliminations    Company
                                                               -----------     -------

                                     ASSETS
Current assets:
      Cash                                                     $       -      $   9,886
      Trade accounts receivable, net of allowance for
          doubtful accounts                                         (501)        88,884
      Inventories                                                    (20)       120,261
      Prepaid expenses and other current assets                     (745)        33,861
      Net deferred tax assets                                          -          2,115
      Due from subsidiaries                                      (11,443)             -
      Due from parent                                            (23,622)             -
                                                               ---------      ---------
          Total current assets
                                                                 (36,331)       255,007
Property, plant and equipment, net                                     -        269,042
Special term                                                           -        125,000
Net deferred tax assets                                                -          1,606
Other noncurrent assets, net                                           -         14,062
Investment in subsidiaries                                      (221,256)             -
                                                               ---------      ---------
          Total assets                                         $(257,587)     $ 664,717
                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term borrowings and current maturities
          of long-term debt                                    $       -      $   8,582
      Accounts payable                                              (501)        54,736
      Accrued liabilities                                           (745)        49,793
      Due to subsidiaries                                        (23,744)             -
      Due to parent                                              (11,321)             -
                                                               ---------      ---------
          Total current liabilities                              (36,311)       113,111
Long-term debt, less current maturities                                -        477,286
Other noncurrent liabilities                                           -         57,699
                                                               ---------      ---------
          Total liabilities                                      (36,311)       648,096
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                      -              0
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                            ,        (1)             -
      Common stock, $1 par value, 2,005,000 shares authorized
          issued and outstanding                                  (2,005)             -
      Common stock, one nuevo sole par value, 729,548,057
          shares authorized, issued and  outstanding            (271,435)             -
      Additional paid in capital                                  15,029          5,238
      Due from parent                                            104,865              -
      Foreign currency translation adjustment                     20,135              -
      Retained earnings and accumulated other
          comprehensive income                                   (87,864)        11,383
                                                               ---------      ---------
          Total shareholders' equity                            (221,276)        16,621
                                                               ---------      ---------
          Total liabilities and shareholders' equity           $(257,587)     $ 664,717
                                                               =========      =========

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 1998


                                                                  The Company
                                                                   Excluding                  Doe Run Cayman     Doe Run
                                                                   Guarantor      Domestic      and Certain      Peru and
                                                                 Subsidiaries    Guarantors    Subsidiaries    Subsidiaries
                                                                 ------------    ----------   ---------------  ------------
                                     ASSETS
Current assets:
      Cash                                                         $       -     $       -      $      21     $   4,625
      Trade accounts receivable, net of allowance for
          doubtful accounts                                           51,387         5,127              -        30,935
      Inventories                                                     40,196         1,735              -        85,049
      Prepaid expenses and other current assets                        6,966           134          2,217        23,072
      Due from subsidiaries                                           20,434             -              -            85
      Due from parent                                                      -             -              -         7,083
                                                                   ---------     ---------      ---------     ---------
          Total current assets                                       118,983         6,996          2,238       150,849
Property, plant and equipment, net                                   150,519         8,818              -       104,710
Special term deposit                                                 125,000             -              -             -
Net deferred tax assets                                                8,015             -              -             -
Other noncurrent assets, net                                          17,359           391            286           448
Investment in subsidiaries                                            20,776             -        162,496             -
                                                                   ---------     ---------      ---------     ---------
          Total assets                                             $ 440,652     $  16,205      $ 165,020     $ 256,007
                                                                   =========     =========      =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                         $     895     $       -      $   1,123     $       -
      Accounts payable                                                21,120         2,937              -        30,752
      Accrued liabilities                                             28,692           366          2,973        20,722
      Net deferred tax liabilities                                     1,815             -              -             -
      Due to subsidiaries                                                  -             -          7,168             -
      Due to parent                                                        -        11,068          5,100         4,266
                                                                   ---------     ---------      ---------     ---------
          Total current liabilities                                   52,522        14,371         16,364        55,740
Long-term debt, less current maturities                              320,689             -        127,595        28,000
Net deferred tax liabilities                                               -             -              -         2,571
Other noncurrent liabilities                                          48,863         1,942              -         7,200
                                                                   ---------     ---------      ---------     ---------
          Total liabilities                                          422,074        16,313        143,959        93,511
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                          0             -              -             -
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                          -             1              -             -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                           -             -          2,005             -
      Common stock, one nuevo sole par value, 729,548,057
          shares authorized, issued and outstanding                        -             -              -       255,201
      Additional paid in capital                                       5,000           935              -             -
      Due from parent                                                      -             -              -      (125,000)
      Retained earnings and accumulated other
          comprehensive income                                        13,578        (1,044)        19,056        32,295
                                                                   ---------     ---------      ---------     ---------
          Total shareholders' equity                                  18,578          (108)        21,061       162,496
                                                                   ---------     ---------      ---------     ---------
          Total liabilities and shareholders' equity               $ 440,652     $  16,205      $ 165,020     $ 256,007
                                                                   =========     =========      =========     =========






                                                                                 The
                                                               Eliminations    Company
                                                               -----------     -------
                                     ASSETS
Current assets:
      Cash                                                     $       -      $   4,646
      Trade accounts receivable, net of allowance for
          doubtful accounts                                       (1,111)        86,338
      Inventories                                                   (177)       126,803
      Prepaid expenses and other current assets                   (2,083)        30,306
      Due from subsidiaries                                      (20,519)             -
      Due from parent                                             (7,083)             -
                                                               ---------      ---------
          Total current assets                                   (30,973)       248,093
Property, plant and equipment, net                                     -        264,047
Special term deposit                                                   -        125,000
Net deferred tax assets                                                -          8,015
Other noncurrent assets, net                                           -         18,484
Investment in subsidiaries                                      (183,272)             -
                                                               ---------      ---------
          Total assets                                         $(214,245)     $ 663,639
                                                               =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                     $       -      $   2,018
      Accounts payable                                            (1,111)        53,698
      Accrued liabilities                                         (2,083)        50,670
      Net deferred tax liabilities                                     -          1,815
      Due to subsidiaries                                         (7,168)             -
      Due to parent                                              (20,434)             -
                                                               ---------      ---------
          Total current liabilities                              (30,796)       108,201
Long-term debt, less current maturities                                -        476,284
Net deferred tax liabilities                                           -          2,571
Other noncurrent liabilities                                           -         58,005
                                                               ---------      ---------
          Total liabilities                                      (30,796)       645,061
Shareholders' equity:
      Common stock, $.10 par value, 1,000 shares authorized,
          issued, and outstanding                                      -              0
      Common stock, $1 par value, 1,000 shares authorized,
          issued, and outstanding                                     (1)             -
      Common stock, $1 par value, 2,005,000 shares authorized,
          issued and outstanding                                  (2,005)             -
      Common stock, one nuevo sole par value, 729,548,057
          shares authorized, issued and outstanding             (255,201)             -
      Additional paid in capital                                    (935)         5,000
      Due from parent                                            125,000              -
      Retained earnings and accumulated other
          comprehensive income                                   (50,307)        13,578
                                                               ---------      ---------
          Total shareholders' equity                            (183,449)        18,578
                                                               ---------      ---------
          Total liabilities and shareholders' equity           $(214,245)     $ 663,639
                                                               =========      =========


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 1999



                                                  The Company
                                                   Excluding                 Doe Run Cayman    Doe Run
                                                   Guarantor     Domestic     and Certain      Peru and                     The
                                                 Subsidiaries   Guarantors    Subsidiaries   Subsidiaries  Eliminations   Company
                                                 ------------   ----------   --------------  ------------  ------------   --------
Net sales                                          $ 337,091     $  25,700     $  12,163     $ 464,632     $ (35,012)    $ 804,574

Costs and expenses:
     Cost of sales                                   275,621        21,687             1       393,613        (5,316)      685,606
     Depletion, depreciation and amortization         22,054         1,503             -         7,843             -        31,400
     Selling, general and administrative              16,045         1,405         9,434        38,292       (29,853)       35,323
     Exploration                                       3,919             -             -             -             -         3,919
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total costs and expenses                     317,639        24,595         9,435       439,748       (35,169)      756,248
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Income from operations                        19,452         1,105         2,728        24,884           157        48,326

Other income (expense):
     Interest expense                                (40,586)       (1,101)      (14,835)       (3,796)          901       (59,417)
     Interest income                                  15,020             -             -           636          (901)       14,755
     Other, net                                          (40)         (144)          973        (2,375)            -        (1,586)
     Equity in earnings of subsidiaries               11,983             -        25,731             -       (37,714)            -
                                                   ---------     ---------     ---------     ---------     ---------     ---------
                                                     (13,623)       (1,245)       11,869        (5,535)      (37,714)      (46,248)
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Income (loss) before income tax expense        5,829          (140)       14,597        19,349       (37,557)        2,078
     Income tax expense (benefit)                      7,239             -         2,631        (6,382)            -         3,488
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Net income (loss)                          $  (1,410)    $    (140)    $  11,966     $  25,731     $ (37,557)    $  (1,410)
                                                   =========     =========     =========     =========     =========     =========


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 1998


                                                  The Company
                                                   Excluding                 Doe Run Cayman    Doe Run
                                                   Guarantor     Domestic     and Certain      Peru and                     The
                                                 Subsidiaries   Guarantors    Subsidiaries   Subsidiaries  Eliminations   Company
                                                 ------------   ----------   --------------  ------------  ------------   --------
Net sales                                          $ 261,454     $  17,462     $   8,032     $ 458,291     $ (28,658)    $ 716,581

Costs and expenses:
     Cost of sales                                   215,885        16,530            22       371,530        (4,445)      599,522
     Depletion, depreciation and amortization         16,621         1,105             -         6,814             -        24,540
     Selling, general and administrative              15,874         1,297         5,715        36,051       (24,121)       34,816
     Exploration                                       4,312             -             -             -             -         4,312
                                                   ---------     ---------     ---------     ---------     ---------     ---------
        Total costs and expenses                     252,692        18,932         5,737       414,395       (28,566)      663,190
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Income (loss) from operations                  8,762        (1,470)        2,295        43,896           (92)       53,391

Other income (expense):
     Interest expense                                (26,730)         (798)      (13,175)         (754)          798       (40,659)
     Interest income                                   9,775             -           151           458          (798)        9,586
     Other, net                                         (846)          (93)           97         1,403             -           561
     Equity in earnings of subsidiaries               16,861             -        32,404             -       (49,265)            -
                                                   ---------     ---------     ---------     ---------     ---------     ---------
                                                        (940)         (891)       19,477         1,107       (49,265)      (30,512)
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Income (loss) before income tax expense        7,822        (2,361)       21,772        45,003       (49,357)       22,879
     Income tax expense (benefit)                     (1,290)           18            71        12,599             -        11,398
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Income (loss) before extraordinary item        9,112        (2,379)       21,701        32,404       (49,357)       11,481
        Extraordinary item                            (2,019)            -        (2,369)            -             -        (4,388)
                                                   ---------     ---------     ---------     ---------     ---------     ---------

        Net income (loss)                          $   7,093     $  (2,379)    $  19,332     $  32,404     $ (49,357)    $   7,093
                                                   =========     =========     =========     =========     =========     =========

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED OCTOBER 31, 1999


                                                  The Company
                                                   Excluding                 Doe Run Cayman    Doe Run
                                                   Guarantor     Domestic     and Certain      Peru and                     The
                                                 Subsidiaries   Guarantors    Subsidiaries   Subsidiaries  Eliminations   Company
                                                 ------------   ----------   --------------  ------------  ------------   --------
Net cash provided by (used in) operating
  activities                                         $ 27,678      $  1,175      $ 14,382      $ 30,644      $(37,714)     $ 36,165
Cash flows from investing activities:
       Purchases of property, plant and equipment     (12,543)         (120)            -       (23,276)            -       (35,939)
       Payments for acquisitions                         (375)            -             -             -             -          (375)
       Investment in subsidiaries                     (11,983)            -       (25,731)            -        37,714             -
                                                     --------      --------      --------      --------      --------      --------
           Net cash provided by (used in)
             investing activities                     (24,901)         (120)      (25,731)      (23,276)       37,714       (36,314)
Cash flows from financing activities:
       Proceeds from (payments on) revolving loans
           and short-term borrowings, net              (9,029)            -             -        (4,388)            -       (13,417)
       Proceeds from long-term debt                     5,665             -             -             -             -         5,665
       Payments on long-term debt                        (978)            -        (1,495)       (1,958)            -        (4,431)
       Proceeds from sale/leaseback transactions            -             -             -        17,923             -        17,923
       Payment of deferred financing costs               (351)            -             -             -             -          (351)
       Loans from parent/subsidiaries                   9,113        (2,402)       12,862       (19,573)            -             -
                                                     --------      --------      --------      --------      --------      --------
           Net cash provided by (used in)
              financing activities                      4,420        (2,402)       11,367        (7,996)            -         5,389
                                                     --------      --------      --------      --------      --------      --------
           Net increase (decrease) in cash              7,197        (1,347)           18          (628)            -         5,240

Cash at beginning of period                                 -             -            21         4,625             -         4,646
                                                     --------      --------      --------      --------      --------      --------
Cash at end of period                                $  7,197      $ (1,347)     $     39      $  3,997      $      -      $  9,886
                                                     ========      ========      ========      ========      ========      ========


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           YEAR ENDED OCTOBER 31, 1998


                                                    The Company
                                                     Excluding               Doe Run Cayman    Doe Run
                                                     Guarantor    Domestic    and Certain      Peru and                    The
                                                   Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations  Company
                                                   ------------  ----------  --------------  ------------  ------------  --------
Net cash provided by (used in) operating
  activities                                           $  24,261    $     132    $  26,055    $ (15,755)   $ (49,265)   $ (14,572)
Cash flows from investing activities:
       Special term deposit                             (125,000)           -            -            -            -     (125,000)
       Purchases of property, plant and equipment        (10,748)      (6,065)           -      (10,876)           -      (27,689)
       Payment for acquisitions                          (54,640)           -       (3,507)         (42)           -      (58,189)
       Investment in subsidiaries                        (16,861)           -      (32,404)           -       49,265            -
                                                       ---------    ---------    ---------    ---------    ---------    ---------
           Net cash provided by (used in)
             investing activities                       (207,249)      (6,065)     (35,911)     (10,918)      49,265     (210,878)
Cash flows from financing activities:
       Proceeds from (payments on )revolving loans
           and short-term borrowings, net                 20,842            -       (3,000)      28,000            -       45,842
       Proceeds from long-term debt                      299,713            -      125,000            -            -      424,713
       Payments on long-term debt                       (130,845)           -     (100,000)           -            -     (230,845)
       Payment of deferred financing costs               (15,056)           -         (312)        (500)           -      (15,868)
       Loans from parent/subsidiaries                      9,444        5,933      (14,162)      (1,215)           -            -
       Payment of dividends                                 (189)           -            -            -            -         (189)
       Redemption of preferred stock                      (2,500)           -            -            -            -       (2,500)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
           Net cash provided by financing activities     181,409        5,933        7,526       26,285            -      221,153
                                                       ---------    ---------    ---------    ---------    ---------    ---------
           Net decrease in cash                           (1,579)           -       (2,330)        (388)           -       (4,297)

Cash at beginning of period                                1,579            -        2,351        5,013            -        8,943
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Cash at end of period                                  $       -    $       -    $      21    $   4,625    $       -    $   4,646
                                                       =========    =========    =========    =========    =========    =========


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(16) GUARANTOR SUBSIDIARIES (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED OCTOBER 31, 1997


                                                  The Company
                                                   Excluding                 Doe Run Cayman    Doe Run
                                                   Guarantor     Domestic     and Certain      Peru and                      The
                                                 Subsidiaries   Guarantors    Subsidiaries   Subsidiaries  Eliminations    Company
                                                 ------------   ----------   --------------  ------------  ------------    --------

Net cash provided by operating activities         $  12,040     $   1,585     $     376       $   4,019     $       -     $  18,020
Cash flows from investing activities:
      Purchases of property, plant and
        equipment                                   (12,414)         (933)            -            (129)            -       (13,476)
      Payment for acquisitions                       (5,227)            -             -        (123,015)            -      (128,242)
      Investment in subsidiary                       (2,005)            -             -               -         2,005             -
                                                  ---------     ---------     ---------       ---------     ---------     ---------
            Net cash used in investing
              activities                            (19,646)         (933)            -        (123,144)        2,005      (141,718)
Cash flows from financing activities:
      Proceeds from/(payments on) revolving
         loans and short-term borrowings, net        (9,399)            -         3,000               -             -        (6,399)
      Proceeds from long-term debt                  140,945             -       225,000               -             -       365,945
      Payments on long-term debt                    (87,453)            -      (125,000)              -             -      (212,453)
      Payment of deferred financing costs            (4,938)            -        (3,635)              -             -        (8,573)
      Loans from parent/susidiaries                 (24,091)         (652)      148,529        (123,786)            -             -
      Capital contributions                               -             -      (247,924)        247,924             -             -
      Extraordinary item related to
         retirement of debt                            (638)            -             -               -             -          (638)
      Cash received from issuance of stock                -             -         2,005               -        (2,005)            -
      Payment of dividends                           (5,241)            -             -               -             -        (5,241)
                                                  ---------     ---------     ---------       ---------     ---------     ---------
            Net cash provided by (used in)
              financing activities                    9,185          (652)        1,975         124,138        (2,005)      132,641
                                                  ---------     ---------     ---------       ---------     ---------     ---------
            Net increase in cash                      1,579             -         2,351           5,013             -         8,943

Cash at beginning of period                               -             -             -               -             -             -
                                                  ---------     ---------     ---------       ---------     ---------     ---------
Cash at end of period                             $   1,579     $       -     $   2,351       $   5,013     $       -     $   8,943
                                                  =========     =========     =========       =========     =========     =========


                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Doe Run Peru S.R.L.:

We have audited the accompanying combined balance sheet of Doe Run Peru S.R.L. (a Peruvian Company) and its subsidiary as of October 31, 1999, and the related combined statements of operations, changes in shareholders' equity and cash flows for the year then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Doe Run Peru S.R.L. and its subsidiary as of October 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Lima, Peru

December 3, 1999

Countersigned by:





------------------------
Juan Jose Cordova (Partner)
Peruvian Public Accountant
Registration N(0)  18869

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
   Doe Run Peru S.R.L.:



We have audited the accompanying combined balance sheet of Doe Run Peru S.R.L. (a Peruvian company), its consolidated subsidiary and Empresa Minera Cobriza S.R.L. as of October 31, 1998, the consolidated balance sheet of Doe Run Peru S.R.L. and its subsidiary as of October 31, 1997, and the related combined statements of operations, changes in shareholders' equity and cash flows for the year ended October 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from October 23, 1997 to October 31, 1997. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Doe Run Peru S.R.L., its subsidiary and Empresa Minera Cobriza S.R.L. as of October 31, 1998 and the consolidated financial position of Doe Run Peru S.R.L. and its subsidiary as of October 31, 1997, and the combined results of their operations and their cash flows for the year ended October 31, 1998 and the consolidated results of operations and cash flows for the period from October 23, 1997 to October 31, 1997, in conformity with accounting principles generally accepted in the United States of America.




Countersigned by:


----------------------
Marco Antonio Zaldivar
C.P.C. Register 12477

Lima, Peru
   December 3, 1999

                               DOE RUN PERU S.R.L.
                             COMBINED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  October 31,
                                                                      ----------------------------------
                                                                          1999                  1998
                                                                      --------------       -------------
                                   A S S E T S

Current assets:
  Cash                                                                   $   3,997            $   4,625
  Trade accounts receivable                                                 38,864               30,935
  Due from related parties                                                  23,744                7,168
  Inventories                                                               71,122               85,049
  Prepaid expenses and other current assets                                 27,958               23,072
  Net deferred tax assets                                                    2,165                    -
                                                                      ------------         ------------
         Total current assets                                              167,850              150,849

Property, plant and equipment, net                                         120,595              104,710
Deferred financing fees, net                                                   323                  448
Net deferred tax assets                                                      1,646                    -
                                                                      ------------         ------------
         Total assets                                                    $ 290,414             $256,007
                                                                      ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current maturities of long-term debt         $   6,946            $       -
  Accounts payable                                                          36,790               30,752
  Due to related parties                                                     1,269                4,266
  Accrued liabilities                                                       16,547               20,722
                                                                      ------------         ------------
         Total current liabilities                                          61,552               55,740

Long-term debt, less current maturities                                     33,234               28,000
Net deferred tax liabilities                                                     -                2,571
Other noncurrent liabilities                                                 7,401                7,200
                                                                      ------------         ------------
         Total liabilities                                                 102,187               93,511
                                                                      ------------         ------------
Shareholders' equity:
  Capital stock, S/1 par value, 729,548,057 and 648,678,241 shares         271,435              247,926
    authorized, issued and outstanding, respectively
  Capital stock, S/1 par value, 80,869,816 shares                                -                7,275
    authorized, issued and outstanding
  Additional paid-in capital                                               (16,234)                   -
  Due from shareholder                                                    (104,865)            (125,000)
  Retained earnings                                                         58,026               32,295
  Accumulated other comprehensive income                                   (20,135)                   -
                                                                      ------------         ------------
         Total shareholders' equity                                        188,227              162,496
                                                                      ------------         ------------
         Total liabilities and shareholders' equity                      $ 290,414            $ 256,007
                                                                      ============         ============


          The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
                        COMBINED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998 AND FOR THE PERIOD
                    FROM OCTOBER 23, 1997 TO OCTOBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                      1999              1998               1997
                                                                      ----              ----               ----
Net sales                                                           $464,632          $458,291           $2,571

Costs and expenses:
  Costs of sales                                                     393,613           371,530            2,048
  Depreciation                                                         7,843             6,814              151
  Fees and commissions to related parties                             23,983            20,333                -
  Selling, general and administrative expenses                        14,309            15,718               32
                                                                ------------      ------------      ------------
         Total costs and expenses                                    439,748           414,395            2,231
                                                                ------------      ------------      ------------
         Income from operations                                       24,884            43,896              340
                                                                ------------      ------------      ------------
Other income (expense):
  Interest expense                                                    (3,796)             (754)               -
  Interest income                                                        636               458                -
  Exchange difference                                                 (3,492)              105              (28)
  Other, net                                                           1,117             1,298                -
                                                                ------------      ------------      ------------
                                                                      (5,535)            1,107              (28)
                                                                ------------      ------------      ------------
         Income before income tax expense (benefit)                   19,349            45,003              312

Income tax expense (benefit)                                          (6,382)           12,599              421
                                                                ------------      ------------       ----------
         Net income (loss)                                          $ 25,731          $ 32,404           $ (109)
                                                                ============      ============       ==========



          The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998 AND FOR THE PERIOD
                    FROM OCTOBER 23, 1997 TO OCTOBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                 Cobriza     Additional                     Retained       Accumulated
                                  Capital          Net         Paid-in        Due from       Earnings     Comprehensive
                                   Stock          Assets       Capital      Shareholder     (Deficit)        Income          Total
                                   -----          ------       -------      -----------     ---------        ------          -----
Capital contributions            $ 247,926          $  -          $   -     $        -      $       -      $       -      $ 247,926

Due from shareholder                     -             -              -       (125,000)             -              -       (125,000)

Net loss                                 -             -              -              -           (109)          (109)          (109)

                                 ---------     ---------      ---------      ---------      ---------      ---------      ---------
Balance as of October 31, 1997     247,926             -              -       (125,000)          (109)          (109)       122,817

Acquisition of Cobriza                   -         7,275              -              -              -              -          7,275
Net income                               -             -              -              -         32,404         32,404         32,404

                                 ---------     ---------      ---------      ---------      ---------      ---------      ---------
Balance as of October 31, 1998     247,926         7,275              -       (125,000)        32,295         32,295        162,496

Foreign currency
translation adjustment                   -             -              -         20,135              -        (20,135)             -
Merger of Doe Run Peru S.R.L
and Cobriza                         23,509        (7,275)       (16,234)             -              -              -              -
Net income                               -             -              -              -         25,731         25,731         25,731

                                 ---------     ---------      ---------      ---------      ---------      ---------      ---------
Balance as of October 31, 1999   $ 271,435     $       -      $ (16,234)     $(104,865)     $  58,026      $  37,891      $ 188,227
                                 =========     =========      =========      =========      =========      =========      =========


          The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
                        COMBINED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998 AND FOR THE PERIOD
                    FROM OCTOBER 23, 1997 TO OCTOBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                1999              1998               1997
                                                                                ----              ----               ----
Cash flows from operating activities:
   Net income (loss)                                                       $  25,731          $  32,404          $   (109)
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
    Deferred income taxes                                                     (6,382)             2,569                 2
    Depreciation                                                               7,843              6,814               151
    Amortization of deferred financing fees                                      125                 52                 -
    Increase (decrease) resulting from changes in:
         Trade accounts receivable                                            (7,929)           (30,545)             (390)
         Inventories                                                          13,927            (19,636)           (3,465)
         Prepaid expenses and other current assets                            (4,735)           (19,334)           (1,347)
         Trade accounts payable                                                6,038              7,117             5,025
         Accrued liabilities                                                  (4,175)             4,804             3,006
         Other noncurrent liabilities                                            201                  -             1,146
                                                                       -------------      -------------      ------------
           Net cash provided by (used in) operating activities                30,644            (15,755)            4,019
                                                                       -------------      -------------      ------------
Cash flows from investing activities:
   Additions of fixed assets                                                 (23,276)           (10,918)             (129)
   Acquisition of net assets of Metaloroya                                         -                  -          (123,015)
                                                                       -------------      -------------      ------------
            Net cash used in investing activities                            (23,276)           (10,918)         (123,144)
                                                                       -------------      -------------      ------------
Cash flows from financing activities:
   Net proceeds from revolving loans                                          (8,000)            28,000                 -
   Cash provided by sales and leaseback transactions                          17,923                  -                 -
   Cash provided by short-term borrowings, net                                 3,612                  -                 -
   Payments on sale and leaseback                                             (1,958)                 -                 -
   Increase in due from related parties                                      (19,573)            (1,215)         (123,786)
   Payment of deferred financing fees                                              -               (500)                -
   Capital contributions                                                           -                  -           247,924
                                                                       -------------      -------------      ------------
            Net cash provided by (used in) financing activities               (7,996)            26,285           124,138
                                                                       -------------      -------------      ------------
            Net increase (decrease) in cash                                     (628)              (388)            5,013

Cash at beginning of period                                                    4,625              5,013                 -
                                                                       -------------     --------------      ------------
Cash at end of period                                                        $ 3,997           $  4,625          $  5,013
                                                                            ========           ========           =======

Supplemental disclosure of cash flow information
          Cash paid during the period for:
          Interest                                                           $ 3,671           $    754             $   -
                                                                            ========           ========           =======
          Peruvian income tax                                                $ 5,400           $ 16,951             $   -
                                                                            ========           ========           =======


          The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                         OCTOBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


1.       NATURE OF BUSINESS

         Doe Run Peru S.R.L. (Doe Run Peru or the Company) is a Peruvian company incorporated on September 8, 1997 and 99.9% owned by Doe Run Mining S.R.L. (Doe Run Mining). See Note 2.

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

         The acquisition was made through a Contract of Stock Transfer, Capital Increase and Stock Subscription (the Metaloroya Contract), which required a capital increase in Metaloroya of $126,500 in exchange for 51% of the shares and a payment of $121,400 for the transfer of the remaining 49%. The acquisition has been accounted for as a purchase and the effective purchase price of $123,015, including transaction costs of approximately $2,500, has been allocated to the fair value of the assets acquired and liabilities assumed. Because of the bargain purchase inherent in the acquisition, the excess of the fair value of the net assets acquired over the purchase price of approximately $157,000 has been mainly used to reduce the value of the fixed assets acquired.

         In the November 3, 1997 Extraordinary Shareholders' Meeting of Doe Run Peru and Metaloroya the merger of Metaloroya into Doe Run Peru, the surviving company, was approved. The merger was effective on December 30, 1997.

         Effective March 1, 1999, Doe Run Mining merged Doe Run Peru and Empresa Minera Cobriza S.A. (Cobriza), an entity previously controlled by Doe Run Mining since the acquisition of substantially all of Cobriza's outstanding shares on August 31, 1998. The financial statements of the Company reflect the historical cost basis of assets and liabilities and the results of operations of Cobriza for the periods before the merger, during which Doe Run Peru and Cobriza were under common control. The financial statements as of and for the year ended October 31, 1998 have been restated accordingly.


3.       BASIS OF PRESENTATION

         The preparation of combined financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The combined financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP). Unless otherwise indicated, all amounts in the financial statements and in these notes are presented in thousands of U.S. dollars ($).

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


         The combined financial statements include all the accounts of the Company and its wholly owned subsidiary, Doe Run Air S.A.C., after eliminating intercompany balances and transactions, including gains and losses resulting from such transactions. The minority interest is not significant.

         Doe Run Peru had no operations prior to the acquisition of Metaloroya. Accordingly, the accompanying 1997 consolidated statements of operations and cash flows reflect the results of operations for the period from October 23, 1997 to October 31, 1997.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current presentation.


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVENTORIES

         Inventories are stated at the lower of cost or market. The cost of refined metals and concentrates for sale, as well as metals and concentrates in process are determined under the last-in, first-out method (LIFO). Materials, supplies and spare parts are principally stated at average cost.

         Inventory costs include concentrates purchased, labor, depreciation and other production costs.

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

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


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

         DEFERRED INCOME TAXES

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

         DEFERRED WORKERS' PROFIT SHARING

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

         Because workers' participation is calculated on taxable income, the Company recognizes the effect of temporary differences between financial reporting and tax bases of assets and liabilities related to workers' profit sharing on a basis consistent with that used for income taxes.


5.       REMEASUREMENT INTO U.S. DOLLARS

         The accounting records of Doe Run Peru and its subsidiary, which are kept in Peruvian nuevos soles, have been re-measured into U.S. dollars, their functional currency, following the methodology established by SFAS 52:

         (a) Non-monetary accounts have been re-measured at historical exchange rates.

         (b) Monetary accounts in Peruvian currency have been re-measured at free market average exchange rates in effect at October 31, 1999, which are S/3.489 per each $1 for assets and S/3.493 per each $1 for liabilities as per Superintendency of Banks and Insurances. The exchange rates in effect at October 31, 1998 were S/3.060 for assets and S/3.072 for liabilities.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


         (c) Income and expenses have been re-measured at the average monthly exchange rates. Cost of sales was determined from its components once re-measured. The net effect of foreign exchange differences has been reflected in the accompanying combined statements of operations.

6.       FOREIGN CURRENCY TRANSACTION AND EXCHANGE RISK EXPOSURE

         Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates.

         Assets and liabilities denominated in Peruvian nuevos soles are as follows (in thousands):


                                                                    October 31,
                                                            ---------------------------
                                                               1999              1998
                                                               ----              ----
     Assets:
       Cash                                                 S/   675           S/  578
       Due from related parties                              407,513                 -
       Prepaid expenses and other current assets              78,147            61,707
                                                             -------           -------
                                                             486,335            62,285
                                                             -------           -------
     Liabilities:
       Accrued liabilities                                    47,582            61,191
                                                             -------           -------
                                                              47,582            61,191
                                                             -------           -------
              Net position                                 S/438,753           S/1,094
                                                             =======           =======


         The net effects of exchange differences applicable to the net asset positions denominated in Peruvian nuevos soles were a loss of $3,492, a gain of $105 and a loss of $28 for the years ended October 31, 1999 and 1998, and for the period from October 23, 1997 to October 31, 1997, respectively, which have been reflected in the accompanying combined statements of operations.


7.       INVENTORIES

         Inventories consist of the following:


                                                                            October 31,
                                                                    ---------------------------
                                                                       1999              1998
                                                                       ----              ----
         Refined metals and concentrates for sale                     $ 1,414          $ 3,925
         Metals and concentrates in process                            47,970           55,262
         Materials, supplies and spare parts                           21,738           25,862
                                                                    ---------        ---------
                                                                      $71,122          $85,049
                                                                    =========        =========


         The FIFO cost of inventories valued under the LIFO cost method were approximately $50,965 and $57,027 at October 31, 1999 and 1998, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $1,785 higher at October 31, 1999 and $2,160 lower at October 31, 1998.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         As a result of reducing certain inventory quantities valued on the LIFO basis, lower inventory costs prevailing in previous years were charged to cost of sales in 1999. The Company calculates the effect of LIFO liquidations on net income based on the current cost method. The effect was an increase in net income of $400 for 1999. There was no LIFO liquidation in fiscal 1998.


8.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following:


                                                                          October 31,
                                                                 ------------------------------
                                                                     1999               1998
                                                                     ----               ----
         Credit on Peruvian value added tax                         $11,861            $7,124
         Prepaid Peruvian income tax                                  9,574            11,144
         Other                                                        6,523             4,804
                                                                    -------            ------
                                                                    $27,958           $23,072
                                                                    =======            ======


         The value added tax (VAT) paid on purchases can be offset against the VAT resulting from local sales, Peruvian income tax and other taxes collected by the Peruvian Public Treasury. In addition, the Company may apply for a refund in the form of cash or negotiable credit notes from the tax authorities.


9.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following:


                                                Average Annual                   October 31,
                                                 Depreciation            --------------------------
                                                     Rate                  1999              1998
                                              -------------------        --------           -------
         Cost:
           Land                                         -                  $ 5,989          $ 5,989
           Buildings and improvements              5% and 10%               19,595           18,569
           Machinery and equipment                      6.67%               78,523           74,607
           Transportation units                        33.33%                3,116            2,062
           Other equipment                        10% and 20%                7,948            6,506
           Construction in progress                     -                   20,232            3,942
                                                                          --------         --------
                                                                           135,403          111,675
         Less accumulated depreciation                                      14,808            6,965
                                                                          --------         --------
                                                                          $120,595         $104,710
                                                                          ========         ========


                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                                    October 31,
                                                           ----------------------------
                                                               1999             1998
                                                              ------           ------

         Salaries, wages and employee benefits                $ 7,451           $6,437
         Workers' profit sharing                                    -            2,763
         Due to power company                                   2,523            2,215
         Accounts payable to contractors                        1,156            2,715
         Taxes payable                                          1,507            1,589
         Other accrued liabilities                              3,910            5,003
                                                           ----------        ---------
                                                              $16,547          $20,722
                                                           ==========        =========


11.    LONG-TERM DEBT

       Long-term debt consists of the following:


                                                                         October 31,
                                                                ---------------------------
                                                                     1999           1998
                                                                     ----           ----
       Revolving credit facility                                   $  20,000      $  28,000
       Sale and leaseback obligations                                 16,055              -
       Capital leases                                                    513              -

                                                                ------------   ------------
                                                                      36,568         28,000
         Less current maturities                                       3,334              -

                                                                ------------   ------------
                 Long-term debt, less current maturities           $  33,234      $  28,000
                                                                ============   ============


         The revolving credit facility with a Peruvian bank allows Doe Run Peru to borrow up to $40,000 and expires June 19, 2002. The facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 1.5% per annum through June 1999, plus 2.0% per annum since July 1999. The effective rate was 7.70% and 9.23% at October 31, 1999 and 1998, respectively. Individual loans must be greater than $1,000. Revolving loans outstanding under this facility were $20,000 at October 31, 1999. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. In the event of non-payment of any part of the principal or interest owed, Doe Run Peru would pay an additional 3% per annum. Availability of loans under the facility is limited to a percentage of eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Actual availability was $19,005 at October 31, 1999. The facility is secured by Doe Run Peru's accounts receivable and work-in-progress and finished goods inventories.

         The Doe Run Peru Revolving Credit Facility contains certain covenants that limit indebtedness, capital expenditures, investments and restrict the payment of dividends in case of default. If Doe Run Peru were to fail to comply with these conditions and such noncompliance were not cured within the applicable cure period, such noncompliance would constitute an event of default that could result in the termination of the

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         Revolving Credit Facility and/or the acceleration of all amounts due thereunder. The Company was in compliance with the covenants as of October 31, 1999.

         Doe Run Peru has available two uncommitted lines of credit. Borrowings are in the form of short-term notes, with interest rates determined at the borrowing date. Borrowings under these lines of credit were $3,612 at October 31, 1999.

         In January 1999, Doe Run Peru finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. In April 1999, Doe Run Peru entered into a three-year sale and leaseback of computer equipment for $761. These transactions have been accounted for as financing arrangements. The interest rates applicable under the oxygen plant and computer equipment leases are 12.35% and 8.50%, respectively.

         The aggregate estimated amounts of long-term debt maturing after October 31, 1999 are as follows:


         Fiscal year ending October 31:
              2000                                          $    3,334
              2001                                               3,730
              2002                                              23,912
              2003                                               4,112
              2004                                               1,480
                                                            ----------
                                                            $   36,568
                                                            ==========


12.      OTHER LONG-TERM LIABILITIES

         Other long-term liabilities is principally comprised of estimated closure cost of a zinc ferrite site of $7,200, as explained in Note 15.

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

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

(c) The provision for Peruvian income tax is comprised of the following for the years ended October 31, 1999 and 1998 and the period from October 23, 1997 to October 31, 1997:


                                              1999                 1998                1997
                                              ----                 ----                ----
               Current provision             $     -              $10,030             $ 419
               Deferred provision             (6,382)               2,569                 2
                                             -------              -------             -----
                 Total                       $(6,382)             $12,599             $ 421
                                             =======              =======             =====


         Peruvian income tax expense (benefit) expense differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:


                                                                         1999         1998        1997
                                                                         ----         ----        ----
         Income tax expense at statutory rate                          $  5,805     $13,501     $   93
         Increase (reduction) in income tax expense
             resulting from:
                      Change in valuation allowance                     (12,413)     (5,211)         -
                      Effect of converting Peruvian nuevos soles
                        into U.S. dollars                                  (169)      1,891        180
                      Other, net                                            395       2,418        148
                                                                       --------    --------     ------
                                                                       $ (6,382)    $12,599     $  421
                                                                       ========    ========     ======


         The net income tax benefit in fiscal 1999 results primarily from the recognition of benefits related to tax losses generated in 1999 and to an acquired tax loss of Cobriza for which no previous benefit was recognized. As a result of the merger of Doe Run Peru and Cobriza, management believes that it is more likely than not that the future benefits of this tax loss will be realized.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax asset (liability), included in the deferred income tax caption of the consolidated balance sheet, are as follows:


                                                                          1999              1998
                                                                          ----              ----
          Deferred tax assets:
                Inventories                                            $  1,343           $      -
                Other current assets and liabilities                        822                229
                Property, plant and equipment                            33,083             43,903
                Tax loss carryforward                                     4,996              1,593
                Other noncurrent assets and liabilities                   3,827                  -
                                                                       --------           --------
                                                                         44,071             45,725
          Less valuation allowance                                      (33,083)           (45,496)
                                                                       --------           --------
                                                                         10,988                229
                                                                       --------           --------
          Deferred tax liability:
                 Inventories                                                  -               (371)
                 Property, plant and equipment                           (7,177)            (2,429)
                                                                       --------           --------
                                                                         (7,177)            (2,800)
                                                                       --------           --------
                           Net deferred tax asset (liability)          $  3,811           $ (2,571)
                                                                       ========           ========


         Tax loss carryforwards in Peru are available for use for five years beginning with the first year the Company has tax against which it can take a credit.

         Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. The change in valuation allowance reflects a change in management's assessment regarding the future realization of deferred tax assets as a result of the merger of Doe Run Peru S.R.L and Cobriza and estimates of future earnings. In addition, benefits were realized in 1999 relating to certain deferred tax assets against which a valuation allowance had previously been provided.

14.      EMPLOYEE BENEFITS

         SEVERANCE INDEMNITIES

         Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,786 and $2,573 for the years ended October 31, 1999 and 1998, respectively.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         WORKERS' PROFIT SHARING

         In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company's expense relating to workers' profit sharing payments was $0 and $2,908 for the years ended October 31, 1999 and 1998, respectively.

         In addition, the Company recorded a deferred workers' profit sharing asset (liability) of $1,105 and $(745) at October 31, 1999 and 1998, respectively. The Company expects to recover the deferred workers' profit sharing asset through future reductions of workers' profit sharing payments.

15.      COMMITMENTS AND CONTINGENCIES

         INVESTMENT COMMITMENTS

         (a) According to the Contract described in Note 2, Doe Run Peru is obligated to expend $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru, as discussed below. In the event that Doe Run Peru has not fulfilled its obligations under the investment commitment by the end of October 23, 2002, it will be obligated to pay a penalty to Centromin equal to 30% of any shortfall. As of October 31, 1999, Doe Run Peru had expended approximately $76,975.

         (b) According to the Contract of Guarantees and Measures to Promote Investments mentioned in Note 13(b), (as modified on December 21, 1999) Doe Run Peru is obligated to expend $93,761 through December 31, 2006 to expand and modernize its facilities, including environmental expenditures. The related investments can be considered as part of the $120,000 investment discussed in the above paragraph if expended before October 23, 2002. Through October 31, 1999, Doe Run Peru has invested approximately $17,974.


         ENVIRONMENTAL MATTERS

         Doe Run Peru submitted to and received approval from the Peruvian government for an Environmental Adjustment and Management Program
         (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations, and five years for any other type of mining or metallurgical operation). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of the PAMA.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006:

         -        New sulfuric acid plants

         -        Elimination of fugitive gases from the coke plant

         -        Use of oxygenated gases in the anodic residue plant

         -        Water treatment plant for the copper refinery

         -        Recirculation system for cooling waters at the smelter

         - Management and disposal of acidic solutions at the silver refinery

         - Industrial waste water treatment plant for the smelter and refinery

         -        Containment dam for the lead muds near the zileret plant

         -        Granulation process water at the lead smelter

         -        Anode washing system at the zinc refinery

         -        Management and disposal of lead and copper slag wastes

         -        Domestic waste water treatment and domestic waste disposal

         Annual spending on a calendar year basis approved in the PAMA is as follows:


                                                     ESTIMATED
                       YEAR                            COST
                                                   --------------
                       2000                          $    11,265
                       2001                               13,800
                       2002                               14,300
                       2003                               13,180
                       2004                               30,055
                       2005                               34,790
                       2006                               42,040
                                                   --------------
                                                     $  $159,430
                                                   ==============


         The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $189,950 for this period.

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

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

         According to the purchase agreement, the Company has the option to continue the use of the La Oroya smelter existing zinc ferrite disposal site until October 2000, after which it can take ownership of the site or create a new site. If the Company chooses to take ownership of the site, it will be responsible for its closure costs. The Company has accrued for management's estimate of the closure costs, or $7,200. If the ferrite site is abandoned, the Company must pay this amount to Centromin.

         Doe Run Peru's Cobriza mine has a separate PAMA to be completed by 2000. The total cost of capital projects to manage tailings, sewage and garbage is approximately $9,625, to be expended over the next three years, with estimated spending of $6,985 in fiscal 2000.

         LITIGATION

         All existing and pending litigation at the time of the acquisition of Metaloroya was retained by Centromin. The Company is from time to time, a party to litigation arising in normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

         SALES COMMITMENTS AND CONCENTRATION

         Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru's three largest customers accounted for: 8%, 8%, and 6%, respectively, of net sales in the year ended October 31, 1999 and 9%, 6%, and 5% for the year ended October 31, 1998. The percentages in the period from October 23, 1997 to October 31, 1997 were 20%, 19%, and 17%, respectively. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

         HEDGING

         The Company utilizes derivative financial instruments to reduce certain market risks and to protect its Peruvian source income. These market risks consist of the impact of changes in prices of base and precious metals. The world market prices for the Company's products fluctuate widely and its revenues and expenses are directly related to those prices.

         The Company's derivative activities are limited in volume and confined to risk management activities. The Company does not hold or issue financial instruments for trading purposes.

         The Company enters into futures contracts and options to manage well-defined commodity price risks related to its inventories and future production. The fair market value of the Company's hedging positions as of October 31, 1999 is the difference between quoted prices at the respective period-end and the contract settlement value and represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         The Company's open hedging positions as of October 31, 1999 were:
         (numbers not in thousands)

           SOLD CALL OPTION CONTRACTS

                                                                                 Fair market
                 Metal            Quantity               Price range                 value            Period
                 -----            --------               -----------                 -----            ------
            Copper               9,400 tons       $0.7800/lb. to $0.9200/lb.      ($1,213,975)    Nov 99/Aug 00
            Lead                   551 tons       $0.2495/lb. to $0.2495/lb.          $ -         Nov 99
            Silver             370,000 oz.          $5.51/oz. to $5.90/oz.           ($39,348)    Nov 99/Dec 99



          PURCHASED PUT OPTIONS CONTRACTS

                                                                                 Fair market
                 Metal            Quantity               Price range                 value            Period
                 -----            --------               -----------                 -----            ------
            Copper               1,550 tons       $0.6600/lb. to $0.7600/lb.          $297,724    Nov 99/Aug 00


         The Company's open hedging positions as of October 31, 1998 were:
         (numbers not in thousands)

          SOLD CALL OPTION CONTRACTS

                                                                                 Fair market
                 Metal            Quantity               Price range                 value            Period
                 -----            --------               -----------                 -----            ------
            Copper               3,583 tons       $0.7484/lb. to $0.8391/lb.          ($11,058)    Nov 98/Dec 98
            Lead                   992 tons       $0.2381/lb. to $0.2812/lb.           ($1,900)    Nov 98/Dec 98
            Zinc                 1,102 tons       $0.4535/lb. to $0.4990/lb.           ($2,000)    Dec 98
            Silver             325,000 oz.          $5.00/oz. to $6.00/oz.           ($120,017)    Nov 98/Jun 99
            Gold                 1,500 oz.        $300.00/oz. to $300.00/oz.               $ -    Dec 98



          SOLD PUT OPTIONS CONTRACTS

                                                                                 Fair market
                 Metal            Quantity               Price range                 value            Period
                 -----            --------               -----------                 -----            ------
            Silver             370,000 oz.          $4.50/oz. to $5.25/oz.          ($128,000)    Nov 98/Jun 99
            Zinc                 2,480 tons       $0.4400/lb. to $0.4536/lb.        ($117,274)    Nov 98/Dec 98


          FUTURES SALES CONTRACTS

                                                                                 Fair market
                 Metal            Quantity               Price range                 value            Period
                 -----            --------               -----------                 -----            ------
            Silver             260,000 oz.          $4.97/oz. to $5.13/oz.              ($200)      Nov 98

         ZINC FERRITE DISPOSAL

         According to the Contract described in Note 2, the Company has the option to continue to use the existing zinc ferrite disposal site until October 23, 2000, after which it can either take ownership of the site or develop a new site. If the Company decides to take ownership of the site, it will be responsible for its ultimate closure costs which have been estimated at $7,200 and recorded as a reserve in the caption other long-term liabilities in the accompanying combined balance sheets. If the Company decides to develop a new site, it is required to pay to Centromin the $7,200 estimated closure costs.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 1999 and 1998, the fair values of the Company's financial instruments, except for the hedge positions described in Note 15, were not materially different from their carrying amounts.


17.      RELATED PARTY TRANSACTIONS

         The Company has signed the following agreements with Doe Run Mining and Doe Run Resources Corporation (Doe Run Resources), indirect parent of Doe Run Mining through its subsidiary Doe Run Cayman Ltd.:

         (a) Effective October 23, 1997, Doe Run Peru entered into a Technical, Managerial and Professional Agreement with Doe Run Resources. Pursuant to this agreement, Doe Run Resources provided to Doe Run Peru professional staffing and equipment for performing technical, managerial and professional services for the period from October 23, 1997 to March 8, 1998. The agreed fee was $3,800.

         (b) On March 9, 1998, Doe Run Peru entered into a Technical, Managerial and Professional Agreement with Doe Run Mining. Pursuant to this agreement, Doe Run Mining provides to Doe Run Peru staffing and equipment for performing technical, managerial and professional services. Doe Run Peru pays 2% of Doe Run Peru's cash operating expenses (excluding the sales agency commissions to Doe Run Resources and Doe Run Mining) and 10% of Doe Run Peru's capital expenditures. The related expense was $10,145 for the year ended October 31, 1999 and $5,800 for the period from March 9, 1998 to October 31, 1998. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless notice of non-renewal is given by either party.

         (c) On January 1, 1998, Doe Run Peru entered into a Foreign Sales Agency and Hedging Services Agreement. Pursuant to the terms and conditions included in the agreement, Doe Run Resources agreed to perform marketing and selling of metallurgical products and trading and hedging services for the period from January 1, 1998 to March 8, 1998. The commission was 3% of the foreign sales and amounted to $1,600.

                  On March 9, 1998, Doe Run Peru entered into an agreement with conditions similar to the above-described agreement. The amount expensed was $11,821 for the year ended October 31, 1999 and $6,800 for the period from March 9, 1998 to October 31, 1998. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless notice of non-renewal is given by either party.

         (d) On March 9, 1998, Doe Run Peru entered into a Domestic Sales Agency Agreement. Pursuant to the terms and conditions included in the agreement, Doe Run Mining agreed to perform marketing and selling of metallurgical products and trading. The commission is 3% of the domestic sales. The amount expensed was $2,018 for the year ended October 31, 1999 and $2,300 for the period from March 9, 1998 to October 31, 1998. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless notice of non-renewal is given by either party.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

         In addition to the above described, the following intercompany transactions occurred during the periods ended October 31, 1999, 1998 and 1997:

         (a) On October 23, 1997, Doe Run Peru granted to its shareholder, Doe Run Mining, a $125,000 loan which does not accrue interest and matures in October 23, 2002. This receivable is denominated in nuevos soles. The balance of $104,865 and $125,000 at October 31, 1999 and 1998, respectively were shown net of the shareholders' equity. This loan is long term in nature and management anticipates that it will not be settled in the forseeable future. Accordingly, gains and losses on the loan are reported in the same manner as currency translation adjustments, as a component of shareholders' equity.

         (b) As of October 31, 1999 and 1998, the Company had a receivable from Doe Run Mining of $43,519 and $17,471, respectively, related to payments made on behalf of this entity (primarily, interest on loans and repayments of a revolving loan). The Company also had receivables from Doe Run Development S.A.C. of $122 and $85 at October 31, 1999 and 1998, respectively, related to payments made on behalf of this company in connection with its current operations.

                  At October 31, 1999 and 1998 the Company had payables to Doe Run Mining S.R.L. of $19,897 and $10,388, respectively, primarily for the fees described above.

         (c) Doe Run Peru had payables to Doe Run Resources of $1,269 and $4,266 at October 31, 1999 and 1998, respectively, related to the fees described above, hedging activity and to payments made by Doe Run Resources on behalf of Doe Run Peru. These payables did not accrue interest.

                  Included in Trade Accounts Receivable, the Company had balances due from Doe Run Resources for sales of refined metals of $67 and $883 at October 31, 1999 and 1998, repsectively. Sales related to these accounts were $2,898 in fiscal 1999 and $2,632 in fiscal 1998.

         As a result of these transactions, the Company had a due from and due to related parties of $23,744 and $1,269 at October 31, 1999 and $7,168 and $4,266 at October 31, 1998, respectively. These balances, except for trade receivables, are shown separately in the combined balance sheets.

         Doe Run Cayman and its wholly-owned subsidiary, Doe Run Mining, and Doe Run Peru have jointly and severally, fully, unconditionally guaranteed $200,000 11.25% senior notes due 2005 and $55,000 floating interest rate senior notes due 2003, issued by Doe Run Resources (collectively, the Unsecured Notes). Additionally, the above-referred companies and their subsidiaries have jointly and severally, fully, unconditionally guaranteed $50,000 aggregate principal amount of 11.25% senior Secured Notes due 2005, issued by Doe Run Resources (the Secured Notes).

         The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 11.

         The Secured Notes and the Unsecured Notes contain certain covenants that limit the ability of Doe Run Peru and its subsidiary to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur liens, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run Resources and its subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The Company is in compliance with these covenants as of October 31, 1999.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

18.      GEOGRAPHIC DATA

         The following is an analysis of net sales by country of destination:


                                                1999             1998             1997
                                                ----             ----             ----
          USA                                $159,506          $148,870          $      -
          Peru                                 68,333           120,455             2,571
          Brazil                               50,184            40,086                 -
          England                              37,379             9,165                 -
          Japan                                29,183            24,955                 -
          India                                28,864            10,426                 -
          Other                                91,183           104,334                 -
                                             --------          --------          --------
          Total                              $464,632          $458,291          $  2,571
                                             ========          ========          ========


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


(8) PROPERTY, PLANT AND EQUIPMENT AND ACCUMULATED DEPRECIATION

         This account is comprised of the following:


DESCRIPTION                                                                                AS OF            AS OF
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

             EMPRESA MINERA DEL CENTRO DEL PERU S.A.-CENTROMIN PERU S.A.

                                LA OROYA DIVISION

                        NOTES TO THE FINANCIAL STATEMENTS


         The provision for income tax and workers' profit sharing is comprised of the following for each of the years in the period ended December 31, 1996 and for the period from January 1 to October 23, 1997:

                                                                  1995                1996                 1997
                                                                  ----                ----                 ----
Current provision                                                $11,921             $11,685              $ 8,754
Deferred provision (benefit)                                       1,406              (6,360)               1,409
                                                                 -------             -------              -------
Total                                                            $13,327             $ 5,325              $10,163
                                                                 -------             -------              -------
                                                                 -------             -------              -------
   Income tax                                                    $10,332             $ 4,128              $ 7,879
   Workers' profit sharing                                         2,995               1,197                2,284
                                                                 -------             -------              -------
                                                                 $13,327              $5,325              $10,163
                                                                 -------             -------              -------
                                                                 -------             -------              -------

         The following are the components of deferred tax and workers' profit sharing assets (liability) at December 31, 1996 and October 23, 1997:

                                                                              1996                 1997
                                                                              ----                 ----
Environmental costs not deducted in tax return                               $ 7,672             $ 7,672
Tax depreciation in excess of book depreciation                               (4,104)             (5,283)
Contingencies not deducted in tax return                                         644                 644
Other                                                                             50                (180)
                                                                             -------             -------
                                                                             $ 4,262             $ 2,853
                                                                             -------             -------
                                                                             -------             -------

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

         Purchases of concentrates of polymetalic ores from the mining units of Centromin were:

                                                                                           PERCENTAGE OF
                                                                           VALUE OF       THE TOTAL VALUE
PERIOD                                                                    PURCHASES          OF PURCHASE
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company:

  Name                                   Age                              Position
  ----                                   ---                              --------
  Ira Leon Rennert ....................  65     Chairman and sole Director of the Company, Doe Run Cayman and FPI
  Jeffrey L. Zelms ....................  55     Vice Chairman, President and Chief Executive Officer of the Company
                                                and President of Doe Run Cayman
  Marvin K. Kaiser ....................  58     Vice President and Chief Financial Officer of the Company and FPI,
                                                Vice President of Doe Run Cayman and Finance Manager of Doe Run
                                                Mining and Doe Run Peru
  Richard L. Amistadi .................  55     Vice President Sales and Marketing of the Company
  Kenneth R. Buckley ..................  61     Vice President of the Company and General Manager of Doe Run
                                                Mining, Doe Run Peru and Cobriza
  John E. FitzSimmons .................  54     Vice President Primary Smelting
  Jerry L. Pyatt ......................  44     Vice President Secondary Smelting of the Company, President FPI
  Juan Carlos Huyhua, Ph.D ............  47     Operations Manager of Doe Run Peru


         Ira Leon Rennert has been Chairman, Chief Executive Officer and deemed beneficial shareholder of the parent company, Renco (including predecessors), since Renco's first acquisition in 1975, Chairman and Director of the Company since April 1994, Chairman and Director of Doe Run Cayman since October 1997 and Chairman and Director of FPI since August 1996. Renco holds controlling interests in a number of manufacturing concerns operating in businesses not competing with the Company including Renco Steel Holdings, Inc., WCI Steel, Inc., Renco Metals, Inc., AM General Corporation and Lodestar Holdings, Inc.

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

         Richard L. Amistadi has served as Vice President of Sales and Marketing of the Company and its predecessor since November 1986. Mr. Amistadi has over 30 years of experience in sales, marketing and product development of lead metal, lead alloys, zinc metal, lead, zinc and copper concentrates and associated by-products.

         Kenneth R. Buckley has served as Vice President of the Company since September 1996, General Manager of Doe Run Mining and Doe Run Peru since October 1997 and General Manager of Cobriza since August 31, 1998. From January 1996 until September 1996, Mr. Buckley was Vice President of Smelting for the Company. Mr. Buckley served as General Manager of the Resource Recycling Division for the Company and its predecessor from September 1988 until January 1996. Mr. Buckley has over 35 years of experience in managing metal milling and smelting operations in five countries.

         John E. FitzSimmons has served as Vice President of Primary Smelting of the Company since 1989. Prior to his present assignment, Mr. FitzSimmons served as General Manager of Doe Run's Smelting Division from August 1986 until December 1989 and from January 1993 to September 1998. From January 1990 until January 1993, he served as Vice President of Mining and General Manager. Mr. FitzSimmons joined St. Joe Minerals Corporation, the Company's predecessor, more than 33 years ago, supervising every aspect of lead and zinc smelting operations.

         Jerry L. Pyatt was named Vice President Secondary Smelting of the Company January 1, 2000. Prior to that time, Mr. Pyatt served as General Manager of the Company's Resource recycling Division and has been President of FPI since October 1, 1998. Mr. Pyatt joined the Company in 1991 as a Metallurgical Engineer.

         Juan Carlos Huyhua, Ph. D., has been Operations Manager of Doe Run Peru since October 1997. From January 1995 to June 1997, Dr. Huyhua was Chief Operating Officer of Centromin. Dr. Huyhua has served in various capacities for Centromin since 1978, including as Assistant General Manager-Metallurgical Operations, General Superintendent-Smelting and Refining Department and Manager-Metallurgical Operations. Dr. Huyhua received his doctorate in Extractive Metallurgy from the New Mexico Institute of Mining and Technology in 1989.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities:

                           SUMMARY COMPENSATION TABLE

                                                                                                  LTIP
                                                                           Annual               Payouts(b)
                                                                        Compensation(a)          Payouts
                                                       Fiscal      ------------------------     Long-term        All Other
             Name and Position                          Year         Salary        Bonus       Compensation    Compensation(c)
             -----------------                         ------      ----------    ----------    ------------    ---------------
   Ira Leon Rennert(d)                                  1999                -             -             -       $2,400,000
      Chairman of the Board and sole Director           1998                -             -             -        4,311,004
                                                        1997                -             -             -        1,200,000

   Jeffrey L. Zelms                                     1999       $  253,821    $  450,000             -           68,401
      Vice Chairman, President and Chief                1998          251,952       450,000    $  125,000           33,042
       Executive Officer                                1997          240,000       100,000       262,068           34,885

   Marvin K. Kaiser                                     1999          195,000        80,000             -           38,851
       Vice President and Chief Financial Officer       1998          187,200       180,000        25,000           18,558
                                                        1997          156,000        74,000        52,414           22,164

   Richard L. Amistadi                                  1999          187,500        75,000             -           37,517
       Vice President Sales and Marketing               1998          180,000        75,000        37,500           17,471
                                                        1997          163,248        60,000        78,620           23,197

   Kenneth R. Buckley                                   1999          185,400       155,900                        124,219
       Vice President                                   1998          186,398       225,000        12,500          120,356
                                                        1997          142,132        60,000        26,207           21,657

  John E. FitzSimmons                                   1999          149,435        80,000             -           27,402
       Vice President Primary Smelting                  1998          142,248        80,000             -           22,600
                                                        1997          135,312        70,000        52,414           20,540


--------------------

(a) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus for any named executive officer.

(b) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's net worth appreciation agreements. See "Net Worth Appreciation Agreements."

(c) The amounts shown as "All Other Compensation" in the table for fiscal 1999 for each named executive officer, except Mr. Rennert, represent payments to Messrs. Zelms, Kaiser, Amistadi, Boyer, Buckley and FitzSimmons under the gainsharing and profit sharing plans of $44,645, $34,051, $32,717, $3,097, $25,554 and $22,601, respectively, and
     $23,756 of life insurance premiums and medical expenses for Mr. Zelms and $2,982 of medical expenses and $98,665 of expatriate compensation, including relocation, for Mr. Buckley.

(d) Mr. Rennert receives no compensation directly from the Company. He is Chairman of the Board and the deemed beneficial shareholder of Renco which receives a management fee from the Company pursuant to the

     Management Consultant Agreement (as defined). The amount shown as all other compensation to Mr. Rennert are the management fees paid by the Company to Renco. In addition, for fiscal 1998, the Company paid to Renco a transaction fee of approximately $2.3 million upon consummation of the offering of the Secured Notes. See "Item 13. Certain Relationships and Related Transactions."

NET WORTH APPRECIATION AGREEMENTS

         The named executive officers (with the exception of Mr. Rennert) and six other current and former employees of the Company are each parties to net worth appreciation agreements with the Company, pursuant to which, upon termination of each person's employment with the Company, he is entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person's employment, and at three month intervals thereafter. In addition, Mr. Buckley's agreement provides for a "Peru Credit" under which he is entitled to receive a fixed percentage of the cumulative net income of Doe Run Mining S.R.L. with provisions similar to those described above. Two other employees are parties to net worth appreciation agreements providing for a Peru Credit.

         The following table summarizes the net worth appreciation agreements now held by the named executive officers and the amounts earned thereunder.

                                                                                     Accumulated
                                                                                        as of
                                                        Net Worth                     October 31,
                                                       Percentage      Base Date        1999 (a)
                                                       ----------      ---------     ------------
         Jeffrey L. Zelms ..............................  5.0%           4/7/94       $1,095,400
         Marvin K. Kaiser ..............................  1.0            4/7/94          219,080
         Richard L. Amistadi ...........................  1.5            4/7/94          328,620
         Kenneth R. Buckley ............................  0.5            4/7/94          109,540
         Kenneth R. Buckley - Peru Credit ..............  1.0(b)       10/23/97          310,230
         John E. FitzSimmons ...........................  1.0            4/7/94          219,080


-----------

(a) Represents the gross aggregate amount that each participant is entitled to receive as of October 31, 1999, subject to the vesting terms of the applicable agreement.

(b)      Peru credit for Mr. Buckley vests 100% on October 23, 2000.

         The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements.

RETIREMENT PLANS

         The following table shows the estimated amount of annual retirement income (calculated as a straight life annuity benefit) payable to employees under The Doe Run Resources Corporation Retirement Plan for Salaried Employees( the Plan), supplemented by the Doe Run Resources Corporation Supplemental Employee Retirement Plan (SERP). The SERP is a non-qualified plan under which any benefits not payable from Plan assets by reason of the limitations imposed by the Internal Revenue Code of 1986, as amended (the
Code) are paid by the Company. The benefits paid are not subject to any deduction for Social Security or other offset amount.

                               PENSION PLAN TABLE

                                          Approximate Annual Retirement Benefits
Final Average          15 Years of     20 Years of      25 Years of     30 Years of     35 Years of
Compensation            Service          Service          Service         Service           Service
--------------         -----------     -----------      -----------     -----------     -----------
   $  125,000            $ 28,125        $ 37,500         $ 46,875        $ 56,250        $ 65,625
      150,000              33,750          45,000           56,250          67,500          78,750
      175,000              39,375          52,500           65,625          78,750          91,875
      200,000              45,000          60,000           75,000          90,000         105,000
      225,000              50,625          67,500           84,375         101,250         118,125
      250,000              56,250          75,000           93,750         112,500         131,250
      300,000              67,500          90,000          112,500         135,000         157,500
      400,000              90,000         120,000          150,000         180,000         210,000
      450,000             101,250         135,000          168,750         202,500         236,250
      500,000             112,500         150,000          187,500         225,000         262,500
      600,000             135,000         180,000          225,000         270,000         315,000
      700,000             157,500         210,000          262,500         315,000         367,500
      800,000             180,000         240,000          300,000         360,000         420,000
      900,000             202,500         270,000          337,500         405,000         472,500
    1,000,000             225,000         300,000          375,000         450,000         525,000


         Retirement benefits are based on a Member's monthly "Compensation" for the highest 36 consecutive months out of the final 120 months. "Compensation" covered by the Plan includes basic salary, overtime pay, cash bonuses, amounts contributed through a salary reduction arrangement to a qualified plan which meets the requirements of Section 401(k) of the Internal Revenue Code or to a cafeteria plan which meets the requirements of Section 125 of the Internal Revenue Code. "Compensation" covered by the plan does not include commissions, income from the exercise of stock options or income from shadow stock, other special pay or allowances, severance pay, payments in the nature of royalties, and the cost to the Company of any public or private employee benefit plan.

         As of December 31, 1999, the following officers had completed the number of years of service indicated opposite their names: Jeffrey L. Zelms, 31 years; Marvin K. Kaiser, 6 years; Richard L. Amistadi, 31 years; Kenneth
R. Buckley, 22 years; John E. FitzSimmons, 33 years. Covered compensation under the Plan for the year ended October 31, 1999 did not differ by more than 10% from the compensation disclosed in the Summary Compensation Table.

EMPLOYMENT AGREEMENTS

         The named executive officers are parties to employment agreements with the Company which expire October 31, 2000, except for Mr. Buckley's, which expires December 31, 2000. The agreements are automatically renewable there after for additional one-year terms. Pursuant to the terms of these agreements compensation is composed of: 1) a base annual salary, 2) a year-end bonus of not less than $50,000 nor more than $100,000 for Mr. Zelms, not less than $30,000 nor more than $60,000 for each of the other named executive officers, as may be determined by the Company in its sole discretion and 3) such additional amounts, if any, as the sole Director may determine from time to time in his discretion.

         The agreements require that, during the term of their employment, the officers shall not directly or indirectly, engage in any aspect of the business of lead mining, milling, recycling or sale within the continental United States as an officer, director, partner, proprietor, investor, associate, employee or consultant except with the Company. In addition, each of the above executive officers has agreed to maintain the confidentiality of information obtained during employment with the Company.

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

                                                                                          Number of
Name                                                                                       Shares       Percent
----                                                                                      ---------     -------
The Renco Group, Inc.(a)(b)............................................................      1,000       100.0%
DR Acquisition Corp.(a)................................................................      1,000       100.0
Ira Leon Rennert(a)(c).................................................................      1,000       100.0
Jeffrey L. Zelms.......................................................................          -           -
Marvin K. Kaiser.......................................................................          -           -
Richard L. Amistadi....................................................................          -           -
Kenneth R. Buckley.....................................................................          -           -
John E. Fitzsimmons....................................................................          -           -
All directors and executive officers of the Company as a group (7 persons).............      1,000       100.0


-----------

(a) The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, Suite 4225, New York, New York 10112.

(b) Renco is deemed to beneficially own the shares owned by DRA due to Renco's ownership of all of the outstanding capital stock of DR Acquisition Corp.

(c) Mr. Rennert is deemed to beneficially own the interests and shares owned by Renco due to the ownership by trusts established by him for himself and members of his family of all of the outstanding common stock of Renco.

         By virtue of Renco's indirect ownership of all of the outstanding common stock of the Company, and Mr. Rennert's ownership of the stock of Renco, Mr. Rennert is in position to control actions that require the consent of a majority of the holders of equity interests in the Company and its subsidiaries.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under a management consultant agreement, dated as of April 7, 1994, as amended (Management Consultant Agreement), between Renco and the Company, the Company pays an annual fee of $2.4 million to Renco. The Management Consultant Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2000 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. Management believes that the agreement will continue beyond October 31, 2000. In the year ended October 31, 1999, the Company paid management fees to Renco in the amount of $2.4 million. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

         To obtain the advantages of volume, Renco purchases certain insurance coverages for its subsidiaries, including the Company, and the cost of such insurance, without markup, is reimbursed by the covered subsidiaries. Currently, the major areas of insurance coverage obtained under the Renco programs for the Company's U.S. operations are property, business interruption and fidelity and for its Peruvian operations foreign general liability and fidelity. The premiums for property, business interruption, fidelity and foreign general liability (as applicable) are allocated by Renco to its covered subsidiaries, substantially as indicated in the underlying policies. Renco also purchases and administers certain insurance policies exclusively for the Company's U.S. operations, including fiduciary, general and product liability, workers' compensation, political risk, automobile liability, and casualty umbrella, and for its Peruvian operations, including property, business interruption, general and product liability, workers' compensation, automobile liability and casualty umbrella. The cost of such insurance, without markup, is reimbursed by the Company as incurred. The total insurance cost reimbursed under the Renco insurance programs in fiscal 1999 was approximately $5.2 million, of which Doe Run financed $1.5 million directly with insurance premium finance companies. The Company believes that its insurance costs were less than would have been incurred had the respective insurance been obtained directly.

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

         Effective with the beginning of fiscal 1999, Renco, formerly a C corporation, elected to be treated as an S corporation pursuant to a change in the Federal tax laws allowing corporations with subsidiaries to elect such Subchapter S status. In connection with that election, Renco is permitted to designate its subsidiaries as qualified S corporation subsidiaries, and the Company has been so designated. As a result, the Company's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. The Company will continue to provide for foreign, state and local income taxes for those taxing jurisdictions that do not recognize qualified S corporation subsidiary status. However, under the "build-in gains" provisions of the tax law, federal and state taxes may become payable and will be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the S corporation election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to trigger any taxes under the built-in gains provisions of the tax laws. Deferred tax assets of $8.0 million and deferred tax liabilities of $1.8 million were reflected as a charge and credit to income, respectively, in the first quarter of the Company's consolidated statement of income in fiscal 1999.

         The Company may from time to time in the future sell zinc and other alloys to WCI Steel, Inc., an indirect subsidiary of Renco. The Company believes that such sales are on an arm's length basis at a price no less favorable than that at which the Company could sell to unaffiliated entities.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  Documents filed as part of this Form 10-K:

         1.  FINANCIAL STATEMENTS (included in Part II, Item 8):                                         Page #
                                                                                                         ------
             a) The Doe Run Resources Corporation
                 Independent Auditors' Report                                                               24
                 Consolidated Balance Sheets - October 31, 1999 and 1998                                    25
                 Consolidated Statements of Operations - Years ended October 31, 1999, 1998,
                    and 1997                                                                                26
                 Consolidated Statements of Comprehensive Income and Shareholders' Equity -
                    Years ended October 31, 1999, 1998 and 1997                                             27
                 Consolidated Statements of Cash Flows - Years ended October 31, 1999, 1998,
                    and 1997                                                                                28
                 Notes to Consolidated Financial Statements                                              29-61

             b) Doe Run Peru S.R.L
                 Independent Auditors' Report                                                               62
                 Report of Independent Accountants                                                          63
                 Combined Balance Sheets - October 31, 1999 and 1998                                        64
                 Combined Statements of Operations - Years ended October 31, 1999 and 1998,
                    and for the period from October 23, 1997 to October 31, 1997                            65
                 Combined Statements of Shareholders' Equity - Years ended October 31, 1999
                    and 1998, and for the period from October 23, 1997 to October 31, 1997                  66
                 Combined Statements of Cash Flows - Years ended October 31, 1999 and 1998,
                    and for the period from October 23, 1997 to October 31, 1997                            67
                 Notes to Combined Financial Statements                                                  68-83

             c) Empresa Minera del Centro del Peru S.A. - Centromin Peru S.A.
                 Report of Independent Accountants                                                          84
                 Statements of Assets and Liabilities - October 23, 1997 and December 31, 1996              85
                 Statement of Revenues and Expenses - Period from January 1 to October 23,
                    1997 and years ended December 31, 1996, and 1995                                        86
                 Statement of Changes in Net Assets - Period from January 1 to October 23,
                    1997 and years ended December 31, 1996, and 1995                                        87
                 Statements of Cash Flows - Period from January 1 to October 23, 1997 and
                    years ended December 31, 1996, and 1995                                                 88
                 Notes to Consolidated Financial Statements                                              89-101

         2.  FINANCIAL STATEMENT SCHEDULES (included in Part IV):

                 Independent Auditor's Report                                                               109
                 Schedule II  Valuation and Qualifying Accounts                                             110

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


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Doe Run Resources Corporation and subsidiaries:

Under date of December 10, 1999, we reported on the consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income and shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 1999, which are included in the report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       (signed) KPMG LLP

December 10, 1999

                                                                     SCHEDULE II

                        THE DOE RUN RESOURCES CORPORATION

                        Valuation and Qualifying Accounts

                  Years ended October 31, 1999, 1998, and 1997

                             (dollars in thousands)

                                                                     Additions      Deductions -
                                                      Balance at     charged to      write-offs
                                                      beginning      costs and        against        Balance at
                                                       of year        expenses       allowance       end of year
                                                      ----------     ----------     -------------    -----------
Year ended October 31, 1999:
    Applied against asset accounts:
       Allowance for doubtful accounts                $     876            103           304              675
       Allowance for inventory obsolescence           $   4,559             66           325            4,300
Year ended October 31, 1998:
    Applied against asset accounts:
       Allowance for doubtful accounts                $     729            147             -              876
       Allowance for inventory obsolescence           $   4,977            124           542            4,559
Year ended October 31, 1997:
    Applied against asset accounts:
       Allowance for doubtful accounts                $     947             59           277              729
       Allowance for inventory obsolescence           $   4,866            386           275            4,977


(b) REPORTS ON FORM 8-K.

         None

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


                                       THE DOE RUN RESOURCES CORPORATION
                                       (Registrant)


                                       By:   /s/ Jeffrey L. Zelms
                                          ----------------------------------
                                                 Jeffrey L. Zelms
                                          Vice Chairman, President and Chief
                                                 Executive Officer


                                                       1/26/2000
                                          ----------------------------------
                                                         (Date)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ira Leon Rennert
Chairman of the Board and Director                                /s/ Ira Leon Rennert               1/26/2000
                                                                 ----------------------             -----------
                                                                       Signature                        Date

Jeffrey L. Zelms
Vice Chairman, President and Chief Executive Officer
(principal executive officer)                                     /s/ Jeffrey L. Zelms               1/26/2000
                                                                 ----------------------             -----------
                                                                       Signature                        Date


Marvin K. Kaiser
Vice President and Chief Financial Officer
(principal financial and accounting officer)                      /s/ Marvin K. Kaiser               1/26/2000
                                                                 ----------------------             -----------
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

                                  EXHIBIT INDEX

 Exhibit
   No.                    Description
---------                 -----------
  3.1      Certificate of Incorporation of Doe Run.(1)
  3.2      Amended and Restated By-laws of Doe Run.(1)
  3.3      Certificate of Incorporation of FPI.(1)
  3.4      Bylaws of FPI.(1)
  3.5      Certificate of Incorporation of Doe Run Cayman.(1)
  3.6      Memorandum and Articles of Association of Doe Run Cayman.(1)
  3.7      Constitucion de Sociedad Comercial de Responsibilidad Limitada
           de Doe Run Mining (with English translation).(1)
  3.8      Constitucion de Sociedad Comercial de Responsibilidad Limitada
           de Doe Run Peru (with English translation).(1)
  3.9.1    Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
           Air (with English translation).(3)
  3.9.2    Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
           Development (with English translation).(3)
  3.9.3    Modificacion Total de Estatuto Social, Designacion de membros de Directorio, Nombramiento de Gerente General, Nombriento de
           Apoderados Especiales y Otorgamiento de Poderes Especiales de
           Cobriza (with English translation).(3)
  3.10     Certificate of Formation of DRLH. (3)
  3.11     Limited Liability Company Agreement of DRLH. (3)
  4.1.1    Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run
           Peru, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 111/4% Senior Notes due 2005,
           Series A, Floating Interest Rate Senior Notes due 2003, Series
           A, 111/4% Senior Notes due 2005, Series B and Floating
           Interest Rate Senior Notes due 2003, Series B and the
           Guarantees thereof (containing, as exhibits, specimens of the
           Notes and the Guarantees).(1)
  4.1.2    First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
           Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as
           guarantors, and State Street Bank and Trust Company, as
           trustee, supplementing the Indenture, dated as of March 12,
           1998.(2)
  4.1.3    Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
           Mining, Doe Run Peru, Doe Run Air, Doe Run Development and
           Cobriza, as guarantors, and State Street Bank and Trust
           Company, as trustee, supplementing the Indenture, dated as of
           March 12, 1998.(3)
  4.1.4    Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
           Mining, Doe Run Peru, Doe Run Air, Doe Run Development,
           Cobriza and DR Land Holdings, LLC ("DRLH"), as guarantors, and
           State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (3)
  4.2.1    Indenture, dated as of September 1, 1998, by and among Doe
           Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
           Peru, Doe Run Air and Doe Run Development, as guarantors, and
           State Street Bank and Trust Company, as trustee, relating to the 111/4% Senior Secured Notes due 2005, Series A and 111/4%
           Senior Secured Notes due 2005, Series B and the Guarantees
           thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(2)
  4.2.2    First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
           Mining, Doe Run Peru, Doe Run Air, Doe Run Development and
           Cobriza, as guarantors, and State Street Bank and Trust
           Company, as trustee, supplementing the Indenture, dated as of
           September 1, 1998.(3)
  4.2.3    Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
           Mining, Doe Run Peru, Doe Run Air, Doe Run Development,
           Cobriza and DRLH, as guarantors, and State Street Bank and
           Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)
  4.2.4    Pledge Agreement, dated as of January 15, 1999, by Doe Run to
           State Street Bank and Trust Company. (3)
  4.4      Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe
           Run Peru, Doe Run Air, Doe Run Development and Jefferies &
           Company, Inc., relating to the 111/4% Senior Secured Notes due
           2005.(2)
  10.1.1   Employment Agreement, dated as of April 7, 1994, between The
           Doe Run Resources Corporation and Jeffrey


           L. Zelms.(1)
  10.1.2   Employment Agreement, dated as of April 7, 1994, between The
           Doe Run Resources Corporation and Marvin K. Kaiser.(1)
  10.1.3   Employment Agreement, dated as of April 7, 1994, between The
           Doe Run Resources Corporation and Richard L. Amistadi.(1)
  10.1.4   Employment Agreement, dated as of April 7, 1994, between The
           Doe Run Resources Corporation and John E. FitzSimmons.(6)
  10.1.5   Employment Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Kenneth R.
           Buckley.(1)
  10.2.1   Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and
           Jeffrey L. Zelms.(1)
  10.2.2   Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and
           Marvin K. Kaiser.(1)
  10.2.3   Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and
           Richard L. Amistadi.(1)
  10.2.4   Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and John
           E. FitzSimmons.(6)
  10.2.5   Net Worth Appreciation Agreement, dated as of January 15,
           1999, as amended, between The Doe Run Resources Corporation and Kenneth R. Buckley.(6)
  10.2.6   Form of second amendment to net worth appreciation agreements dated January 15, 1999 (Amendments to Exhibits 10.1.1-10.1.4).
           (6)
  10.3     The Doe Run Resources Corporation Supplemental Employee
           Retirement Plan.(1)
  10.4     The Doe Run Company Executive Tax Services Plan.(1)
  10.5.1   Loan and Security Agreement, dated March 12, 1998, by and
           among Doe Run, FPI and Congress Financial Corporation.(1)
  10.5.2   Amendment No. 1 to Loan and Security Agreement, dated
           September 1, 1998, among Doe Run, FPI and Congress Financial
           Corporation. (2)
  10.5.3   Amendment No. 2 to Loan and Security Agreement, dated January
           13, 1999, by and among Doe Run, FPI and Congress Financial
           Corporation. (3)
  10.5.4   Guarantee, dated January 13, 1999, between DRLH and Congress
           Financial Corporation. (3)
  10.5.5   Amendment No. 3 to Loan and Security Agreement dated February
           1, 1999 by and among the Doe Run Resources Corporation,
           Fabricated Products, Inc. and Congress Financial Corporation
           (4) Ex. 10.1
  10.5.6   Amendment No. 4 to Loan and Security Agreement dated June 11,
           1999 by and among the Doe Run Resources Corporation,
           Fabricated Products, Inc. and Congress Financial Corporation
           (5) Ex 10.3
  10.6     Contrato de Transferencia de Acciones, Aumento del Capital
           Social y Suscripcion de Acciones de La Empresa Metalurgica La
           Oroya S.A. (Contract of Stock Transfer, Capital Increase and
           Stock Subscription) (with English translation).(1)
  10.7     Programa de Adecuacion y Manejo Ambiental (Environmental
           Remedy and Management Program) (with English translation).(1)
  10.8.1   Convenio de Estabilidad Juridica Entre el Estado y La Empresa
           Metalurgica La Oroya S.A. (Legal Stability Agreement between the State and Empresa Metalurgica La Oroya S.A.) (with English translation).(1)
  10.8.2   Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
           (Legal Stability Agreement with Doe Run MiningCommission for
           Foreign Investments and Technologies) (with English
           translation).(1)
  10.8.3   Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
           (Legal Stability Agreement with Doe Run MiningMinistry of
           Energy and Mines) (with English translation).(1)
  10.8.4   Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda.
           (Legal Stability Agreement with Doe Run PeruMinister of Energy and Mines) (with English translation).(1)
  10.8.5   Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda.
           (Legal Stability Agreement with Doe Run PeruVice Minister of
           Mines) (with English translation).(1)
  10.8.6   Convenio de Estabilidad Juridica con Doe Run Cayman Ltd.
           (Legal Stability Agreement with Doe Run CaymanCommission for
           Foreign Investments and Technologies) (with English
           translation).(1)
  10.8.7   Remite Contrato de Estabilidad Administrativa Ambiental
           (Environmental Stability Agreement) (with English
           translation).(1)
  10.9.1   Contrato de Linea de Credito en Moneda Extranjero (Contract
           for a Line of Credit in Foreign Currency), dated June 11,
           1998, between Banco de Credito del Peru and Doe Run Peru (with
           English translation).(1)
  10.9.2   Modificacion al Contrato de Linea de Credito en Moneda
           Extranjera y al Contrato de Afectacion en Garantia


           de Pagos y/o Cobranzas y de Cuentas Cobranza (amendment to the
           Contract for Line of Credit in Foreign Currency and Collection
           Account Agreement, dated as of October 6, 1998, between Banco de
           Credito del Peru and Doe Run Peru S.R.L. (English translation to be filed by amendment).(3)
  10.10    Contrato de Afectacion en Garantia de Pagos y/o Cobranzas y de
           Cuentas Cobranza (Collection Account Agreement), dated June
           11, 1998, between Banco de Credito del Peru and Doe Run Peru
           (with English translation).(1)
  10.11    Contrato de Prenda de Minerales (Ore Collateral Agreement),
           dated June 11, 1998, between Banco de Credito del Peru and Doe
           Run Peru (with English translation).(1)
  10.12    Security Agreement, dated as of September 1, 1998, by Doe Run in favor of State Street Bank and Trust Company, as trustee and collateral agent.(2)
  10.13    Intercreditor Agreement, dated as of September 1, 1998,
           between State Street Bank and Trust Company, as note trustee, and Congress Financial Corporation, as lender.(2)
  10.14    Management Consulting Agreement, dated as of April 17, 1994, as amended, between The Renco Group, Inc. and The Doe Run
           Resources Corporation.(3)
  10.15    Financial leasing dated January 20, 1999 entered into by and between Credito Leasing S.A. and Banco de Credito del Peru as
           party of the first part and Doe Run Peru S.R.L. as party of the second part (English) (5) Ex. 10.1
  10.16    Unconditional Guarantee dated June 11,1999 by and among the
           Doe Run Resources Corporation, Boeing Capital Corporation and
           First Security Bank, N.A. (5) Ex 10.2.1
  10.17    Promissory Note dated July 6, 1999 by and among Boeing Capital
           Corporation and First Security Bank, N.A. (5) Ex 10.2.2
  10.18    Loan and Security Agreement dated June 11, 1999 by and among
           Boeing Capital Corporation and First Security Bank, N.A. (5)
           Ex 10.2.3
  21       List of Subsidiaries of Registrant. (3)
  27.1     Financial Data Schedule
  27.2     Restated Financial Data Schedule


-----------
(1) Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended, (File No. 333-52285) originally filed May 11, 1998
(2) Incorporated by reference to Form 8-K (File No. 333-52285) filed September 16, 1998.
(3) Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended, (File No. 333-66291), originally filed October 29, 1998.
(4) Incorporated by reference to the exhibit number in Form 10Q filed June 11, 1999.
(5) Incorporated by reference to the exhibit number in Form 10Q filed September 13, 1999.
(6)      Filed with this Form 10K.