Form 10-Q
period 2000-01-31
DOE RUN RESOURCES CORP
filed 2000-03-09
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended JANUARY 31, 2000
                                      Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______ to _______

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

Number of shares outstanding of each of the issuer's classes of common stock, as of March 9, 2000:
COMMON STOCK, $.10 PAR VALUE                                        1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                   THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
     January 31, 2000 and October 31, 1999                                 3
Consolidated Statements of Operations
     three months ended January 31, 2000 and 1999                          4
Condensed Consolidated Statements of Cash Flows
     three months ended January 31, 2000 and 1999                          5
Notes to Consolidated Financial Statements                                6-19

                          DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
     January 31, 2000 and October 31, 1999                                20
Condensed Consolidated Statements of Operations
     three months ended January 31, 2000 and 1999                         21
Condensed Consolidated Statements of Cash Flows
     three months ended January 31, 2000 and 1999                         22
Notes to Condensed Consolidated Financial Statements                      23


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         24-32
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                               32

PART II.  OTHER INFORMATION.
ITEM 1.  LEGAL PROCEEDINGS                                                32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              33

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  EXHIBITS                                                             33

SIGNATURES                                                                33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              JANUARY 31,  OCTOBER 31,
                                                                2000         1999
                                                              ---------    ----------
                                                             (UNAUDITED)
                                       ASSETS
Current assets:
   Cash                                                        $ 4,074       $ 9,886
   Trade accounts receivable, net of allowance for
     doubtful accounts                                          87,106        88,884
   Inventories                                                 135,480       120,261
   Prepaid expenses and other current assets                    40,029        33,861
   Net deferred tax assets                                       2,479         2,115
                                                              --------      --------
     Total current assets                                      269,168       255,007

Property, plant and equipment, net                             269,977       269,042
Special term deposit                                           125,000       125,000
Net deferred tax assets                                          1,828         1,606
Other noncurrent assets, net                                    12,611        14,062
                                                              --------      --------
     Total assets                                             $678,584      $664,717
                                                              ========      ========

                        LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Short-term borrowings and current maturities of
     long-term debt                                           $  6,820      $  8,582
   Accounts payable                                             60,799        54,736
   Accrued liabilities                                          51,437        49,793
                                                              --------      --------
     Total current liabilities                                 119,056       113,111

Long-term debt, less current maturities                        487,696       477,286
Other noncurrent liabilities                                    57,484        57,699
                                                              --------      --------
     Total liabilities                                         664,236       648,096

Shareholder's equity:


   Common stock, $.10 par value, 1,000 shares authorized,
        issued, and outstanding                                      -             -
   Additional paid-in capital                                    5,238         5,238
   Retained earnings                                             9,895        12,168
   Accumulated other comprehensive income                         (785)         (785)
                                                              --------      --------
     Total shareholder's equity                                 14,348        16,621
                                                              --------      --------
     Total liabilities and shareholder's equity               $678,584      $664,717
                                                              ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                           -----------------------
                                                              2000        1999
                                                           ----------- -----------
Net sales                                                    $207,390    $181,718

Costs and expenses:
       Cost of sales                                          181,117     160,207
       Depletion, depreciation and amortization                 7,565       8,177
       Selling, general and administrative                      9,025       8,641
       Exploration                                                600         992
                                                             --------    --------
        Total costs and expenses                              198,307     178,017
                                                             --------    --------

        Income from operations                                  9,083       3,701

Other income (expense):
       Interest expense                                       (15,141)    (14,825)
       Interest income                                          3,628       3,650
       Other, net                                                 276         513
                                                             --------    --------
                                                              (11,237)    (10,662)
                                                             --------    --------

        Loss before income tax expense                         (2,154)     (6,961)
Income tax expense                                                119       7,168
                                                             --------    --------

        Net loss                                             $ (2,273)   $(14,129)
                                                             ========    ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS
                                                                            ENDED JANUARY 31,
                                                                         -----------------------
                                                                            2000        1999
                                                                         ----------  -----------
Cash flows from operating activities:
    Net loss                                                              $ (2,273)   $ (14,129)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation, depletion and amortization                              7,565        8,177
       Amortization of deferred financing fees                                 863          661
       Deferred income taxes                                                  (586)       6,835
       Imputed interest                                                         69          161
       Increase (decrease) resulting from changes in assets and
         liabilities                                                       (11,351)       1,715
                                                                          --------    ---------

          Net cash provided by (used in) operating activities               (5,713)       3,420

Cash flows from investing activities:
    Purchases of property, plant and equipment                              (8,480)      (3,815)
                                                                          --------    ---------
       Net cash used in investing activities                                (8,480)      (3,815)

Cash flows from financing activities:
    Proceeds from (payments on) revolving loans and
     short term borrowings, net                                              9,264      (11,365)
    Payments on long-term debt                                                (883)        (895)
    Proceeds from sale/leaseback transactions                                    -       17,162
    Payment of deferred financing costs                                          -         (424)
                                                                          --------    ---------
       Net cash provided by financing activities                             8,381        4,478
                                                                          --------    ---------
       Net increase (decrease) in cash                                      (5,812)       4,083

Cash at beginning of period                                                  9,886        4,646
                                                                          --------    ---------
Cash at end of period                                                     $  4,074    $   8,729
                                                                          ========    =========

Supplemental disclosure of cash flow information -
     Cash paid during the period for:
     Interest, net of capitalized interest                                $  1,879    $   2,194
                                                                          ========    =========
     Income taxes                                                         $    412    $   2,330
                                                                          ========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2000 and results of operations for the three month periods ended January 31, 2000 and 1999. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  CHANGE IN TAXABLE STATUS

     On January 15, 1999, the Company's parent, The Renco Group, Inc. (Renco), filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries, and the Company will continue to provide for state and local taxes for those jurisdictions that do not recognize QSSS status. As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6,200 for the three months ended January 31, 1999.

(3)  INVENTORIES

     Inventories consist of the following:

                                                            JANUARY 31, OCTOBER 31,
                                                               2000        1999
                                                            ---------- ------------
    Finished metals and concentrates                        $ 19,021    $ 10,527
    Metals and concentrates in process                        58,386      60,139
    Materials, supplies and repair parts                      58,073      49,595
                                                            --------    --------

                                                            $135,480    $120,261
                                                            ========    ========

     Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,300 at January 31, 2000 and October 31, 1999.

(4)  SEGMENT INFORMATION

     The Company's operating segments are separately managed business units that are distinguished by products, location and production process. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The secondary lead segment, also located in Missouri, recycles lead-bearing feed materials, primarily spent batteries. The fabricated products segment produces value-added lead products. The Peruvian operations produce an extensive product mix of non-ferrous and precious metals through a subsidiary, Doe Run Peru S.R.L. (Doe Run Peru).

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                                   -------------------
     OPERATING SEGMENTS - REVENUES                    2000      1999
                                                   --------- ---------
     Revenues from external customers:
       Peruvian operations                         $ 124,300 $ 105,347
       Primary lead                                   58,193    55,623
       Secondary lead                                 14,937    12,265
       Fabricated products                             6,738     6,214
                                                   --------- ---------
             Total                                   204,168   179,449
                                                   --------- ---------
     Revenues from other operating segments: (1)
       Peruvian operations                             1,526     2,427
       Primary lead                                      569       227
       Secondary lead                                    195       231
       Fabricated products                                11         -
                                                   --------- ---------
             Total                                     2,301     2,885
                                                   --------- ---------
             Total revenues for reportable
               segments                              206,469   182,334
             Other revenues (2)                        3,222     2,269
             Intersegment eliminations                (2,301)   (2,885)
                                                   --------- ---------
              Total consolidated revenues          $ 207,390 $ 181,718
                                                   ========= =========

(1) Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on an arms-length basis.
(2) Other revenues consist of metal sales not attributed to operating segments and gains (losses) on hedging transactions.

                                                    THREE MONTHS ENDED
     OPERATING SEGMENTS - EBITDA (EARNINGS              JANUARY 31,
        BEFORE INTEREST, TAXES, AND DEPLETION,     -------------------
        DEPRECIATION AND AMORTIZATION)                2000     1999
                                                   --------- ---------
     Peruvian operations                           $  12,772 $  11,515
     Primary lead                                      4,092     4,276
     Secondary lead                                    3,113     2,224
     Fabricated products                                 552       564
                                                   --------- ---------
             Total reportable segments                20,529    18,579
     Other revenues and expenses (3)                     893    (2,243)
     Corporate selling, general and
        administrative expenses                       (4,424)   (3,773)
     Intersegment eliminations                           (74)     (172)
                                                   --------- ---------
             Consolidated EBITDA                      16,924    12,391
     Depreciation, depletion and amortization         (7,565)   (8,177)
     Interest income                                   3,628     3,650
     Interest expense                                (15,141)  (14,825)
                                                   --------- ---------

             Loss before income taxes              $  (2,154)$  (6,961)
                                                   ========= =========

(3) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on hedge transactions, and adjustments necessary to state inventories at LIFO cost.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(5)  HEDGING

     The fair market value of the Company's hedging positions at January 31, 2000 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

     The Company's open hedging positions at January 31, 2000 were:

          FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------
        Copper                    1,184 tons    $.7900/lb. to $.8596/lb.    $        154,886     Feb. 00 to Jun. 00
        Lead                     39,628 tons    $.2184/lb. to $.2404/lb.            (409,150)    Feb. 00 to Dec. 01
        Zinc                      5,842 tons    $.5021/lb. to $.5534/lb.             308,971     Feb. 00 to Oct. 00
        Silver                    75,000 oz.     $5.07/oz. to $5.48/oz.             (114,817)    Feb.00


          SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------
        Copper                    9,600 tons    $.8187/lb. to $.9600/lb.  $       (1,084,440)    Feb. 00 to Sept. 00
        Lead                     22,500 tons    $.2313/lb. to $.2359/lb.              (6,990)    Feb. 00 to Apr. 00
        Zinc                      5,625 tons    $.5216/lb. to $.5443/lb.            (273,710)    Feb. 00 to Jul. 00
        Silver                   100,000 oz.           $5.47/oz.                           -     Feb. 00


          SOLD (PURCHASED) PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------
        Copper                    3,300 tons    $.6600/lb. to $.7600/lb.  $           64,760     Feb. 00 to Sep. 00
        Lead                      9,750 tons    $.2154/lb. to $.2260/lb.             (97,540)    Feb. 00 to Mar. 00
        Zinc                      6,825 tons    $.4876/lb. to $.4990/lb.            (123,735)    Feb. 00 to Jun. 00
        Silver                   150,000 oz.     $5.00/oz. to $5.20/oz.              (11,002)    Feb. 00 to Mar. 00
        Gold                       3,100 oz.   $280.00/oz. to $296.00/oz.            (22,471)    Feb. 00 to Mar. 00

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(6)  ENVIRONMENTAL AND LITIGATION MATTERS

     ENVIRONMENTAL

     The Company has recorded a liability of $33,000 as of January 31, 2000, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

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

     Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended
     (RCRA). The Company has accrued approximately $1,000 related to the Herculaneum smelter's operations, primarily for closure obligations. If the slag or other wastes at the smelter were to be regulated as hazardous waste, the Company may be required to take corrective action under RCRA at the smelter, as well as to adopt stricter management practices for these wastes. Further, the Environmental Protection Agency (EPA) has initiated an investigation of the smelter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), which could potentially require remediaton similar to the corrective action mentioned above. The Company expects to sign a voluntary Administrative Order of Consent (AOC) to study and address issues related to the slag pile and the community adjacent to the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required.

     At its primary smelter in Glover, Missouri, the Company has opened a new slag pile for disposal of its smelting residue. The previous owner of the site, Asarco, Inc., is required to close an existing pile with proportionate contribution from the Company based on its use. The Company's contribution is expected to be minimal, as the Company's portion of the existing pile was moved to the new pile. The closure of the new pile will take the form of a containment structure, the cost of which will be capitalized and is not expected to have a material effect on the liquidity or financial position of the Company.

     The Company is working with regulators to develop a new three-year compliance plan so that the Herculaneum smelter meets the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan must be completed by September 2000 and after that date the Company will implement the control measures identified in the plan. The Company expects to make capital expenditures for various control measures totaling approximately $1,100 in fiscal 2000 and anticipates additional future cash requirements of $8,000 during the three-year compliance period. Regulators could require that additional measures be included in the plan, which could increase the amount of anticipated capital expenditures.

     The Company has received notice that it is a potentially responsible party
     (PRP) subject to liability under CERCLA at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of January 31, 2000 of approximately $13,000 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site. In February 1997, the Company signed an AOC to perform an Engineering Evaluation/Cost Analysis (EE/CA) on the Bonne Terre site. In March 1998, an AOC was signed to perform an EE/CA on the National site. In addition to remediating the mine waste areas at these sites, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion expected within two years. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

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

     The Company's Buick recycling facility is subject to corrective action requirements under RCRA, as a result of a storage permit for certain wastes issued in 1989. This has required and may involve future remediation of solid waste management units at the site. Although it is not possible to predict whether completed actions will be approved or new actions required, the Company has reserves as of January 31, 2000 of approximately $1,800 for future corrective actions and $2,600 for closure costs for the permitted storage area.

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

     The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. The Company has begun certain closure requirements ahead of closure and will accrue for the cost of ultimate closure at a rate of approximately $500 per year. The Company's mine closure reserves were approximately $7,400 as of January 31, 2000.

          FOREIGN OPERATIONS

     Doe Run Peru has submitted to and received approval from the Peruvian government for the Programa de Adecuacion y Manejo Ambiental (Environmental Adjustment and Management Program) (the PAMA) for its La Oroya smelter that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     of the PAMA (ten years from the date of the PAMA for smelters and five years for any other type of mining or metallurgical operation). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements in effect at that time.

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

     Annual capital spending on a calendar year basis approved in the PAMA is as follows:

                                                       ESTIMATED
                      YEAR                                COST
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

     Doe Run Peru's Cobriza mine has a separate PAMA to be completed by 2002. The total cost of capital projects to manage tailings, sewage and garbage is approximately $9,600, to be expended over the next three fiscal years, with estimated spending of approximately $7,000 in fiscal 2000.

     Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects described above have been designed to achieve compliance with such requirements prior to the expiration of the respective PAMA periods. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Doe Run Peru has advised the MEM that it intends to seek changes in certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Empresa Minera del Centro del Peru S.A. (Centromin), the previous owner of the La Oroya assets, agreed to indemnify Doe Run Peru against certain environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

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

     The Company, with several other defendants, was named in two cases in Maryland. The first case is seeking certification as a class the owners of all housing in the State of Maryland built prior to 1978 that have lead paint on the premises. The complaint alleges that all defendants were members of Lead Industries Association (LIA), a trade association, and that the defendants improperly promoted lead paint. The suit seeks damages for paint removal for all such housing in the State of Maryland. The other suit seeks damages, alleging personal injuries to children as a result of lead poisoning from lead paint in the family residence. Both suits seek punitive damages. Discovery has just begun, and the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(7)  SUBSEQUENT EVENT

     In February, 2000 the Company and several other parties were named defendants in a suit brought by the City of St. Louis, Missouri for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages. Discovery has yet to be initiated, the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(8)  GUARANTOR SUBSIDIARIES

     The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors); Doe Run Cayman Ltd. (Doe Run Cayman) and certain subsidiaries, including Doe Run Mining S.R.L. and its subsidiaries Doe Run Development S.A.C. and Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the public debt of the Company. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors. Intercompany transactions eliminated in consolidation consist of various service and agency fees between The Doe Run Resources Corporation and Doe Run Mining S.R.L, The Doe Run Resources Corporation and Doe Run Peru, and Doe Run Mining S.R.L and Doe Run Peru; and sales of metal to The Doe Run
     Resources Corporation by Doe Run Peru and to FPI by The Doe Run
     Resources Corporation.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                       AS OF JANUARY 31, 2000 (UNAUDITED)

                                                     The Company
                                                      Excluding             Doe Run Cayman  Doe Run
                                                      Guarantor   Domestic    and Certain   Peru and                    The
                                                    Subsidiaries Guarantors  Subsidiaries Subsidiaries Eliminations   Company
                                                    ------------ ----------  ------------ ------------ ------------   -------
                                     ASSETS
Current assets:
     Cash ........................................   $    --     $    --      $      39    $   4,035    $    --      $   4,074
     Trade accounts receivable, net of allowance
         for doubtful accounts ...................      47,943       6,938         --         32,627         (402)      87,106
     Inventories .................................      51,844       1,729         --         82,000          (93)     135,480
     Prepaid expenses and other current assets ...      10,234         138           15       30,257         (615)      40,029
     Net deferred tax assets .....................        --          --            (46)       2,525         --          2,479
     Due from subsidiaries .......................      12,897        --           --           --        (12,897)        --
     Due from parent .............................        --          --           --         23,279      (23,279)        --
                                                     ---------   ---------    ---------    ---------    ---------    ---------
         Total current assets ....................     122,918       8,805            8      174,723      (37,286)     269,168
Property, plant and equipment, net ...............     137,323       7,431         --        125,223         --        269,977
Special term deposit .............................     125,000        --           --           --           --        125,000
Net deferred tax assets ..........................        --          --            (40)       1,868         --          1,828
Other noncurrent assets, net .....................      11,878         211          230          292         --         12,611
Investment in subsidiaries .......................      33,819        --        192,368         --       (226,187)        --
                                                     ---------   ---------    ---------    ---------    ---------    ---------
         Total assets ............................   $ 430,938   $  16,447    $ 192,566    $ 302,106    $(263,473)   $ 678,584
                                                     =========   =========    =========    =========    =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt .......................   $     366   $    --      $   1,344    $   5,110    $    --      $   6,820
     Accounts payable ............................      17,322       3,948         --         39,931         (402)      60,799
     Accrued liabilities .........................      31,709         333        6,111       13,899         (615)      51,437
     Due to subsidiaries .........................        --          --         23,279         --        (23,279)        --
     Due to parent ...............................        --        10,349        1,291        1,257      (12,897)        --
                                                     ---------   ---------    ---------    ---------    ---------    ---------
         Total current liabilities ...............      49,397      14,630       32,025       60,197      (37,193)     119,056
Long-term debt, less current maturities ..........     318,996        --        126,359       42,341         --        487,696
Other noncurrent liabilities .....................      48,197       1,886          201        7,200         --         57,484
                                                     ---------   ---------    ---------    ---------    ---------    ---------
         Total liabilities .......................     416,590      16,516      158,585      109,738      (37,193)     664,236
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares
         authorized, issued, and outstanding .....           0        --           --           --           --              0
     Common stock, $1 par value, 1,000 shares
         authorized, issued, and outstanding .....        --             1         --           --             (1)        --
     Common stock, $1 par value, 2,005,000 shares
         authorized, issued and outstanding ......        --          --          2,005         --         (2,005)        --
     Common stock, one nuevo sole par value,
         729,548,057 shares authorized, issued
         and outstanding .........................        --          --           --        271,435     (271,435)        --
     Additional paid in capital ..................       5,238       1,205         --        (16,234)      15,029        5,238
     Due from parent .............................        --          --           --       (104,775)     104,775         --
     Foreign currency translation adjustment .....        --          --           --        (20,225)      20,225         --
     Retained earnings and accumulated other
         comprehensive income ....................       9,110      (1,275)      31,976       62,167      (92,868)       9,110
                                                     ---------   ---------    ---------    ---------    ---------    ---------
         Total shareholders' equity ..............      14,348         (69)      33,981      192,368     (226,280)      14,348
                                                     ---------   ---------    ---------    ---------    ---------    ---------
         Total liabilities and shareholders'
           equity ................................   $ 430,938   $  16,447    $ 192,566    $ 302,106    $(263,473)   $ 678,584
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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 1999

                                                   The Company
                                                    Excluding                Doe Run Cayman   Doe Run
                                                    Guarantor      Domestic   and Certain    Peru and                    The
                                                   Subsidiaries   Guarantors Subsidiaries  Subsidiaries Eliminations   Company
                                                   ------------   ---------- ------------  ------------ ------------  ---------
                                     ASSETS
Current assets:
     Cash ........................................   $   7,197    $  (1,347)   $      39    $   3,997    $    --      $   9,886
     Trade accounts receivable, net of allowance
         for doubtful accounts ...................      46,162        4,292           67       38,864         (501)      88,884
     Inventories .................................      47,368        1,791         --         71,122          (20)     120,261
     Prepaid expenses and other current assets ...       6,580          145          (77)      27,958         (745)      33,861
     Net deferred tax assets .....................        --           --            (50)       2,165         --          2,115

     Due from subsidiaries .......................      11,321         --           --            122      (11,443)        --
     Due from parent .............................        --           --           --         23,622      (23,622)        --
                                                     ---------    ---------    ---------    ---------    ---------    ---------
         Total current assets ....................     118,628        4,881          (21)     167,850      (36,331)     255,007
Property, plant and equipment, net ...............     140,663        7,784         --        120,595         --        269,042
Special term deposit .............................     125,000         --           --           --           --        125,000
Net deferred tax assets ..........................        --           --            (40)       1,646         --          1,606
Other noncurrent assets, net .....................      13,205          292          242          323         --         14,062
Investment in subsidiaries .......................      33,029         --        188,227         --       (221,256)        --
                                                     ---------    ---------    ---------    ---------    ---------    ---------
         Total assets ............................   $ 430,525    $  12,957    $ 188,408    $ 290,414    $(257,587)   $ 664,717
                                                     =========    =========    =========    =========    =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt .......................   $     357    $    --      $   1,279    $   6,946    $    --      $   8,582
     Accounts payable ............................      16,479        1,901           67       36,790         (501)      54,736
     Accrued liabilities .........................      30,967          478        2,546       16,547         (745)      49,793
     Due to subsidiaries .........................        --           --         23,744         --        (23,744)        --
     Due to parent ...............................        --          8,666        1,386        1,269      (11,321)        --
                                                     ---------    ---------    ---------    ---------    ---------    ---------
         Total current liabilities ...............      47,803       11,045       29,022       61,552      (36,311)     113,111
Long-term debt, less current maturities ..........     317,693         --        126,359       33,234         --        477,286
Other noncurrent liabilities .....................      48,408        1,890         --          7,401         --         57,699
                                                     ---------    ---------    ---------    ---------    ---------    ---------
         Total liabilities .......................     413,904       12,935      155,381      102,187      (36,311)     648,096
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares
         authorized, issued, and outstanding .....           0         --           --           --           --              0
     Common stock, $1 par value, 1,000 shares
         authorized, issued, and outstanding .....        --              1         --           --             (1)        --
     Common stock, $1 par value, 2,005,000 shares
         authorized, issued and outstanding ......        --           --          2,005         --         (2,005)        --
     Common stock, one nuevo sole par value,
         729,548, 057 shares authorized, issued
         and outstanding .........................        --           --           --        271,435     (271,435)        --
     Additional paid in capital ..................       5,238        1,205         --        (16,234)      15,029        5,238
     Due from parent .............................        --           --           --       (104,865)     104,865         --
     Foreign currency translation adjustment .....        --           --           --        (20,135)      20,135         --
     Retained earnings and accumulated other
         comprehensive income ....................      11,383       (1,184)      31,022       58,026      (87,864)      11,383
                                                     ---------    ---------    ---------    ---------    ---------    ---------
         Total shareholders' equity ..............      16,621           22       33,027      188,227     (221,276)      16,621
                                                     ---------    ---------    ---------    ---------    ---------    ---------
         Total liabilities and shareholders'
           equity ................................   $ 430,525    $  12,957    $ 188,408    $ 290,414    $(257,587)   $ 664,717
                                                     =========    =========    =========    =========    =========    =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)

                                           The Company
                                            Excluding             Doe Run Cayman Doe Run
                                            Guarantor   Domestic    and Certain  Peru and                      The
                                          Subsidiaries Guarantors  Subsidiaries Subsidiaries  Eliminations   Company
                                          ------------ ----------  ------------ ------------  ------------  ---------
Net sales ..............................   $  81,942    $   6,749    $   3,473    $ 125,826    $ (10,600)   $ 207,390

Costs and expenses:
     Cost of sales .....................      68,804        5,911         --        108,630       (2,228)     181,117
     Depletion, depreciation and
       amortization ....................       4,954          391         --          2,220         --          7,565
     Selling, general and administrative       4,423          282        2,495       10,124       (8,299)       9,025
     Exploration .......................         600         --           --           --           --            600
                                           ---------    ---------    ---------    ---------    ---------    ---------
        Total costs and expenses .......      78,781        6,584        2,495      120,974      (10,527)     198,307
                                           ---------    ---------    ---------    ---------    ---------    ---------

        Income from operations .........       3,161          165          978        4,852          (73)       9,083

Other income (expense):
     Interest expense ..................     (10,177)        (252)      (3,677)      (1,284)         249      (15,141)
     Interest income ...................       3,785         --           --             92         (249)       3,628
     Other, net ........................         385           (4)          (4)        (101)        --            276
     Equity in earnings of subsidiaries          790         --          4,141         --         (4,931)        --
                                           ---------    ---------    ---------    ---------    ---------    ---------
                                              (5,217)        (256)         460       (1,293)      (4,931)     (11,237)
                                           ---------    ---------    ---------    ---------    ---------    ---------
        Income (loss) before income tax
              expense (benefit) ........      (2,056)         (91)       1,438        3,559       (5,004)      (2,154)
     Income tax expense (benefit) ......         217         --            484         (582)        --            119
                                           ---------    ---------    ---------    ---------    ---------    ---------

        Net income (loss) ..............   $  (2,273)   $     (91)   $     954    $   4,141    $  (5,004)   $  (2,273)
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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)


                                          The Company
                                           Excluding              Doe Run Cayman   Doe Run
                                           Guarantor    Domestic    and Certain    Peru and                    The
                                          Subsidiaries Guarantors  Subsidiaries  Subsidiaries Eliminations   Company
                                          ------------ ----------  ------------  ------------ ------------  ---------
Net sales ..............................   $  74,686    $   6,214    $   3,269    $ 107,774    $ (10,225)   $ 181,718

Costs and expenses:
     Cost of sales .....................      64,961        5,213         --         92,746       (2,713)     160,207
     Depletion, depreciation and
       amortization ....................       5,924          381         --          1,872         --          8,177
     Selling, general and administrative       3,773          381        2,453        9,374       (7,340)       8,641
     Exploration .......................         992         --           --           --           --            992
                                           ---------    ---------    ---------    ---------    ---------    ---------
        Total costs and expenses .......      75,650        5,975        2,453      103,992      (10,053)     178,017
                                           ---------    ---------    ---------    ---------    ---------    ---------

        Income (loss) from operations ..        (964)         239          816        3,782         (172)       3,701

Other income (expense):
     Interest expense ..................     (10,171)        (283)      (3,760)        (894)         283      (14,825)
     Interest income ...................       3,822         --           --            111         (283)       3,650
     Other, net ........................        (405)         (56)         610          364         --            513
     Equity in earnings of subsidiaries          (19)        --          2,587         --         (2,568)        --
                                           ---------    ---------    ---------    ---------    ---------    ---------
                                              (6,773)        (339)        (563)        (419)      (2,568)     (10,662)
                                           ---------    ---------    ---------    ---------    ---------    ---------

        Income (loss) before income
          tax expense ..................      (7,737)        (100)         253        3,363       (2,740)      (6,961)

     Income tax expense ................       6,392         --           --            776         --          7,168
                                           ---------    ---------    ---------    ---------    ---------    ---------

        Net income (loss) ..............   $ (14,129)   $    (100)   $     253    $   2,587    $  (2,740)   $ (14,129)
                                           =========    =========    =========    =========    =========    =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)


                                                   The Company
                                                   Excluding              Doe Run Cayman  Doe Run
                                                   Guarantor    Domestic   and Certain    Peru and                  The
                                                  Subsidiaries Guarantors  Subsidiaries Subsidiaries Eliminations Company
                                                  ------------ ----------  ------------ ------------ ------------ -------
Net cash provided by (used in) operating
   activities ....................................   $(4,327)   $  (318)     $ 4,701      $  (838)     $(4,931)   $(5,713)
Cash flows from investing activities:
       Purchases of property, plant and equipment     (1,614)       (18)        --         (6,848)        --       (8,480)
       Investment in subsidiaries ................      (790)      --         (4,141)        --          4,931       --
                                                     -------    -------      -------      -------      -------    -------
          Net cash provided by (used in)
            investing activities .................    (2,404)       (18)      (4,141)      (6,848)       4,931     (8,480)
Cash flows from financing activities:
       Proceeds from revolving loans
          and short-term borrowings, net .........     1,195       --           --          8,069         --        9,264
       Payments on long-term debt ................       (85)      --           --           (798)        --         (883)
       Loans from parent/subsidiaries ............    (1,576)     1,683         (560)         453         --         --
                                                     -------    -------      -------      -------      -------    -------
          Net cash provided by (used in)
             financing activities ................      (466)     1,683         (560)       7,724         --        8,381
                                                     -------    -------      -------      -------      -------    -------
          Net increase (decrease) in cash ........    (7,197)     1,347         --             38         --       (5,812)

Cash at beginning of period ......................     7,197     (1,347)          39        3,997         --        9,886
                                                     -------    -------      -------      -------      -------    -------
Cash at end of period ............................   $  --      $  --        $    39      $ 4,035      $  --      $ 4,074
                                                     =======    =======      =======      =======      =======    =======

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 1999 (UNAUDITED)


                                                     The Company
                                                      Excluding              Doe Run Cayman    Doe Run
                                                      Guarantor   Domestic     and Certain     Peru and                     The
                                                    Subsidiaries Guarantors   Subsidiaries   Subsidiaries Eliminations    Company
                                                    ------------ ----------   ------------   ------------ ------------    -------
Net cash provided by (used in) operating activities   $ (5,997)   $   (255)     $  5,815      $  6,425      $ (2,568)     $  3,420
Cash flows from investing activities:
       Purchases of property, plant and equipment       (1,755)        (19)         --          (2,041)         --          (3,815)
       Investment in subsidiaries ................          19        --          (2,587)         --           2,568          --
                                                      --------    --------      --------      --------      --------      --------
          Net cash provided by (used in)
            investing activities .................      (1,736)        (19)       (2,587)       (2,041)        2,568        (3,815)
Cash flows from financing activities:
       Proceeds from (payments on ) revolving
          loans and short-term borrowings, net ...         858        --            --         (12,223)         --         (11,365)
       Payments on long-term debt ................        (895)       --            --            --            --            (895)
       Proceeds from sale/leaseback transaction ..        --          --            --          17,162          --          17,162
       Payment of deferred financing costs .......        (424)       --            --            --            --            (424)
       Loans from parent/subsidiaries ............       8,194         274        (3,230)       (5,238)         --            --
                                                      --------    --------      --------      --------      --------      --------
          Net cash provided by (used in)
             financing activities ................       7,733         274        (3,230)         (299)         --           4,478
                                                      --------    --------      --------      --------      --------      --------
          Net increase (decrease) in cash ........        --          --              (2)        4,085          --           4,083

Cash at beginning of period ......................        --          --              21         4,625          --           4,646
                                                      --------    --------      --------      --------      --------      --------
Cash at end of period ............................    $   --      $   --        $     19      $  8,710      $   --        $  8,729
                                                      ========    ========      ========      ========      ========      ========

                              DOE RUN PERU S.R.L.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      JANUARY 31,     OCTOBER 31,
                                                                         2000             1999
                                                                      -----------     -----------
                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
     Cash .........................................................     $   4,035      $   3,997
     Trade accounts receivable, net of allowance for
         doubtful accounts ........................................        32,627         38,864
     Inventories ..................................................        82,000         71,122
     Prepaid expenses and other current assets ....................        30,257         27,958
     Net deferred tax assets ......................................         2,525          2,165
     Due from parent/subsidiaries .................................        23,279         23,744
                                                                        ---------      ---------
         Total current assets .....................................       174,723        167,850

Property, plant and equipment, net ................................       125,223        120,595
Net deferred tax assets ...........................................         1,868          1,646
Other noncurrent assets, net ......................................           292            323
                                                                        ---------      ---------
         Total assets .............................................     $ 302,106      $ 290,414
                                                                        =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities of long-term debt     $   5,110      $   6,946
     Accounts payable .............................................        39,931         36,790
     Accrued liabilities ..........................................        13,899         16,547
     Due to parent ................................................         1,257          1,269
                                                                        ---------      ---------
         Total current liabilities ................................        60,197         61,552

Long-term debt, less current maturities ...........................        42,341         33,234
Other noncurrent liabilities ......................................         7,200          7,401
                                                                        ---------      ---------
         Total liabilities ........................................       109,738        102,187

Shareholders' equity:

     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding ................       271,435        271,435
     Additional paid in capital ...................................       (16,234)       (16,234)
     Due from shareholder .........................................      (104,775)      (104,865)
     Foreign currency translation adjustment ......................       (20,225)       (20,135)
     Retained earnings ............................................        62,167         58,026
                                                                        ---------      ---------
         Total shareholders' equity ...............................       192,368        188,227
                                                                        ---------      ---------
         Total liabilities and shareholders' equity ...............     $ 302,106      $ 290,414
                                                                        =========      =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                   THREE MONTHS
                                                 ENDED JANUARY 31,
                                             ------------------------
                                                2000          1999
                                             ---------      ---------
Net sales ..............................     $ 125,826      $ 107,774

Costs and expenses:
    Cost of sales ......................       108,630         92,746
    Depreciation and amortization ......         2,220          1,872
    Selling, general and administrative         10,124          9,374
                                             ---------      ---------
        Total costs and expenses .......       120,974        103,992
                                             ---------      ---------

        Income from operations .........         4,852          3,782

Other income (expense):
    Interest expense ...................        (1,284)          (894)
    Interest income ....................            92            111
    Other, net .........................          (101)           364
                                             ---------      ---------
                                                (1,293)          (419)
                                             ---------      ---------
        Income before income tax expense         3,559          3,363

Income tax expense .....................          (582)           776
                                             ---------      ---------

        Net income .....................     $   4,141      $   2,587
                                             =========      =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       THREE MONTHS
                                                                     ENDED JANUARY 31,
                                                                  -----------------------
                                                                    2000          1999
                                                                  --------      --------
Net cash provided by (used in) operating activities .........     $   (838)     $  6,425
Cash flows from investing activities:
     Purchases of property, plant and equipment .............       (6,848)       (2,041)
                                                                  --------      --------
          Net cash used in investing activities .............       (6,848)       (2,041)
Cash flows from financing activities:
     Proceeds from (payments on) revolving loans
        and short-term borrowings, net ......................        8,069       (12,223)
     Payments on long-term debt .............................         (798)         --
     Proceeds from sale/leaseback transactions ..............         --          17,162
     Loans from (to) parent .................................          453        (5,238)
                                                                  --------      --------
          Net cash provided by (used in) financing activities        7,724          (299)
                                                                  --------      --------
          Net increase in cash ..............................           38         4,085

Cash at beginning of period .................................        3,997         4,625
                                                                  --------      --------
Cash at end of period .......................................     $  4,035      $  8,710
                                                                  ========      ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  BASIS OF PRESENTATION

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of January 31, 2000 and results of operations for the three month periods ended January 31, 2000 and 1999. Interim periods are not necessarily indicative of results to be expected for the year.

          MERGER OF DOE RUN PERU AND EMPRESA MINERA COBRIZA S.A.

     Effective March 1, 1999, Doe Run Mining merged Doe Run Peru and the Empresa Minera Cobriza S.A. (Cobriza), an entity previously controlled by Doe Run Mining since the acquisition of substantially all of Cobriza's shares on August 31, 1998. The financial statements of the Company for the three months ended January 31, 1999 have been restated to reflect the results of operations and cash flows of Cobriza to reflect the common control of Doe Run Peru and Cobriza before the merger.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  INVENTORIES

                                                                JANUARY 31, OCTOBER 31,
                                                                  2000        1999
                                                                 -------     -------
                                                                (UNAUDITED)
Refined metals and concentrates for sale ...................     $ 4,510     $ 1,414
Metals and concentrates in process .........................      54,383      47,970
Materials, supplies and spare parts ........................      23,107      21,738
                                                                 -------     -------
                                                                 $82,000     $71,122
                                                                 =======     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

CONSOLIDATED FINANCIAL POSITION

     During the three months ended January 31, 1999 inventories increased by $15.2 million. In the U.S., inventories increased by $4.4 million due to increased purchases of lead concentrates and to normal cyclical increases in finished goods inventories. In Peru, work in process inventories increased $6.4 in part to provide a buffer against possible supply disruptions which could occur during the rainy season, and in part, to build a stock of copper blister in anticipation of major maintenance on the reverberatory furnace in the copper circuit, scheduled for April 2000. Finished goods inventories in Peru rose $3.1 million as increased production exceeded sales volume. Management believes that inventories will continue to increase, although at a slower rate, during the second quarter of 2000 and that during the second half of 2000, inventories will be reduced significantly. Year-end work in process inventories are expected to be somewhat higher than the prior year to accommodate increased production.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 2000 (THE 2000 QUARTER) COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1999 (THE 1999 QUARTER)

     The Company reported a net loss of $2.3 million for the 2000 quarter compared to a net loss of $14.1 million for the 1999 quarter. The Company's U.S. operations reported a net loss of $8.0 million (excluding intercompany fee revenue of $4.8 million) for the 2000 quarter compared to a net loss of $18.2 million (excluding intercompany fee revenue of $4.1 million) in the 1999 quarter. This improvement was primarily due to the absence of the write-off of deferred tax balances of $6.2 million associated with a change in the Company's tax status to a qualified subchapter S subsidiary in the 1999 quarter, and to improved operating margins resulting primarily from improved premiums for lead metal and higher realized prices for zinc concentrates. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status. Peruvian operations contributed $5.7 million (excluding intercompany fees and eliminations of $4.9 million) of net income for the 2000 quarter compared to net earnings of $4.1 million (excluding intercompany fees and eliminations of $4.3 million) in the 1999 quarter. The increase in Peruvian net income was due primarily to improved operating margins resulting from an increase in the market price of copper, improved production efficiency, and a reduction of income tax expense, partially offset by a reduction in foreign currency transaction gains.

     The Company's results for the 2000 quarter reflect a decline in the market price of lead and increases in the market prices of copper, zinc, and silver compared to the 1999 quarter. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                                   Three Months Ended
                                                       January 31,
                                             ---------------------------------
                                                  2000             1999
                                             ---------------- ----------------
AVERAGE PRICES
  Lead ($/short ton)                              $  432.20        $  449.80
  Copper ($/short ton)                             1,612.00         1,355.20
  Zinc ($/short ton)                               1,060.60           864.80
  Silver ($/troy ounce)                                5.17             5.00

     The average market prices for metals have declined since the end of the 2000 quarter. As of March 7 2000, the market prices for lead, copper, zinc and silver were $408.20/short ton, $1,584.00/short ton, $1,032.38/short ton and $5.10/troy ounce, respectively.

     Over the past two years the lead price has dropped as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. Current prices are near historical lows. Management believes that prices will recover from these levels in the next several years, as several large lead producing mines will be depleted of ore. This should bring about a balance or slight deficit in supply versus demand. Over the past ten years, the average price of lead has been approximately $540/short ton. Management believes that lead prices over the long term will reflect the historical industry average.

     As a result of the current low metals prices, primarily lead, the Company's U.S. operations had an operating loss in the 2000 quarter. The Company expects to reduce certain costs, and achieve certain operating efficiencies, in an effort to mitigate the impact of low metal prices, and it expects to benefit from increased sales volume during the remainder of fiscal 2000. However, prices sustained at these levels or decreasing further are likely to result in operating losses for the Company's U.S. operations in the future.

     The following table sets forth the Company's production statistics for the periods indicated:

                                                                          Three Months Ended
                                                                              January 31,
                                                                    ----------------------------------
                                                                         2000               1999
                                                                    ----------------   ---------------
U.S. OPERATIONS
  Lead concentrates (metal content, short tons)                             79,191            91,570
  Ore Grade                                                                  5.47%             5.54%
  Lead metal - primary (short tons)                                         99,206            92,914
  Lead metal - secondary (short tons)                                       32,602            27,132

PERUVIAN OPERATIONS
  Refined copper (short tons)                                               18,349            17,351
  Refined lead (short tons)                                                 32,480            29,519
  Refined zinc (short tons)                                                 21,450            19,924
  Refined silver (thousands of troy ounces)                                  8,758             8,067
  Refined gold (thousands of troy ounces)                                       29                15

     In the U.S., mine production of lead metal in concentrates was 13.5% lower in the 2000 quarter compared to the 1999 quarter. Lead ore production was scaled back based on evaluations designed to optimize mine production in light of continued low lead prices and the availability of lead concentrates for purchase.

     Primary smelter production for the 2000 quarter was 6.8% greater than the 1999 quarter. After experiencing cooling system failures on its blast furnaces that caused a production shortfall during the 1999 quarter, the Company's Herculaneum smelter returned to planned production in the 2000 quarter. As a result, production volume improved 8.6%. Production efficiency continued to improve at the Company's Glover primary smelter. A new monthly production record of 12,545 tons was established in December. For the 2000 quarter, Glover's production volume improved 3.5% over the 1999 quarter.

     Secondary smelter production in the 2000 quarter exceeded the 1999 quarter by 20.2%. A new burner, with an improved design, was installed on the smelter's reverberatory furnace during the fourth quarter of 1999 and modifications were made to the lead blast furnace during the 2000 quarter. These changes combined increased total secondary smelter capacity by approximately 18.0%.

     In Peru, the La Oroya metallurgical complex increased the capacities of its lead and zinc refineries by approximately five percent each during the third quarter of 1999. The impact of these changes, along with continuing efficiency improvements, are reflected in La Oroya's production performance. In the 2000 quarter, production of copper, lead, zinc, silver and gold all exceeded the 1999 quarter and new monthly production records were established for refined lead, silver and gold bullion.

     The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

                           RESULTS OF U.S. OPERATIONS

                                                                       Three Months Ended
                                                                           January 31,
                                                                   ----------------------------
                                                                       2000           1999
                                                                   -------------  -------------
        Net sales (a)                                                   $83,090       $ 76,371

        Costs and expenses:
             Cost of sales                                               73,942         69,663
             Depletion, depreciation and amortization                     5,345          6,305
             Selling, general and administrative                          4,705          4,154
             Exploration                                                    600            992
                                                                   ------------   ------------
                 Total costs and expenses                                84,592         81,114
                                                                   ------------   ------------

                  Loss from operations                                   (1,502)        (4,743)

        Other income (expense)
             Interest expense                                           (10,180)       (10,171)
             Interest income                                              3,536          3,539
             Other, net                                                     381           (461)
                                                                   ------------   ------------
                                                                         (6,263)        (7,093)
                                                                   ------------   ------------
             Loss before income tax expense                              (7,765)       (11,836)
        Income tax expense                                                  217          6,392
                                                                   ------------   ------------
           Net loss                                                     $(7,982)      $(18,228)
                                                                   ============   ============

     (a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

            Net Sales                                                 $   4,826      $   4,071

   SALES VOLUMES (SHORT TONS)
        Lead metal                                                      108,258        105,017
        Zinc concentrates                                                22,491         22,974
        Copper concentrates                                               3,879          3,466

   REALIZED PRICES ($/SHORT TON)
        Lead metal                                                      $542.41        $522.72
        Zinc concentrates                                                370.81         274.35
        Copper concentrates                                              285.13         181.48

                         RESULTS OF PERUVIAN OPERATIONS

                                                                      Three Months Ended
                                                                         January 31,
                                                                 -----------------------------
                                                                     2000           1999
                                                                 -------------- --------------
          Net sales (a)                                               $124,300       $105,347

          Costs and expenses:
              Cost of sales (a)                                        107,175         90,544
              Depreciation and amortization                              2,220          1,872
              Selling, general and administrative (a)                    4,320          4,487
                                                                 -------------   ------------
                    Total costs and expenses                           113,715         96,903
                                                                 -------------   ------------

                    Income from operations                              10,585          8,444

          Other income (expense):
              Interest expense                                          (4,961)        (4,654)
              Interest income                                               92            111
              Other, net                                                  (105)           974
                                                                 -------------   ------------
                                                                        (4,974)        (3,569)
                                                                 -------------   ------------
                    Income before income tax expense (benefit)           5,611          4,875

              Income tax expense (benefit)                                 (98)           776
                                                                 -------------   ------------

              Net Income                                               $ 5,709        $ 4,099
                                                                 =============   ============

     (a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

          Net sales                                                  $   1,526      $   2,427
          Cost of sales                                                  1,454          2,202
          Intercompany fees                                              4,826          4,071

          SALES VOLUMES
              Copper (short tons)                                       17,808         17,198
              Lead (short tons)                                         28,089         24,206
              Zinc (short tons)                                         18,330         19,557
              Silver (thousands of troy ounces)                          8,724          7,836
              Gold bullion (thousands of troy ounces)                       30             15

          REALIZED PRICES
              Copper ($/short ton)                                  $ 1,624.22    $  1,370.15
              Lead ($/short ton)                                        447.99         477.74
              Zinc ($/short ton)                                      1,085.61         888.39
              Silver ($/troy ounce)                                       5.21           4.99
              Gold bullion ($/troy ounce)                               291.51         292.95

     Results of operations for the three months ended January 31, 2000 and 1999 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

     NET SALES in the 2000 quarter were $207.4 million compared to $181.7 million in the 1999 quarter. An increase of $19.0 million is attributable to Peruvian operations. U. S. net sales were $6.7 million or 8.8% higher in the 2000 quarter, compared to the 1999 quarter, primarily due to improved realized prices for lead metal and zinc concentrates and greater lead metal sales volume.

     Lead metal net sales increased 7.0% from $54.9 million in the 1999 quarter to $58.7 million in the 2000 quarter. An increase of $1.7 million in lead metal net sales resulted from the production volume increase discussed above along with continued strong demand. In spite of a 3.9% decrease in average LME lead price, the Company's net realized price for lead metal rose 3.8%, increasing net sales by $2.1 million. The improvement in realized price was primarily due to: generally higher premiums as a result of strong customer demand, increased production and sales of alloy and specialty lead products which command higher premiums, and improved results from hedging activities. Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and
4) net hedging activity. Realized prices for zinc concentrates improved by 35.2% in the 2000 quarter, compared to the 1999 quarter. Approximately 54.8% of this increase is attributable to a 22.6% increase in the LME zinc price. The remainder of the increase is primarily due to hedging activity, improved treatment charges and adjustments to provisionally priced sales. A 17.5% increase in toll lead volume also contributed to the increase in net sales.

     COST OF SALES for the 2000 quarter was $181.1 million compared to $160.2 million for the 1999 quarter. Of this increase, $16.6 million is attributable to Peruvian operations. U.S. cost of sales for the first quarter of 1999 was $4.3 million greater than the 1999 quarter. Increased sales volumes, primarily of lead metal and zinc concentrates, accounted for approximately 63.7% of the cost of sales increase. The remainder is primarily attributable to a 3.2% increase in the per unit production cost of lead metal. Several factors contributed to the increase in production cost per ton, including: 1) reduced ore grade, 2) the impact of reduced mine production volume, 3) an increase in mine development costs, and 4) increased costs related to production of lead alloy products.

     DEPLETION, DEPRECIATION AND AMORTIZATION for the 2000 quarter decreased by $0.6 million compared to the 1999 quarter. An increase of $0.3 million was attributable to Peruvian operations. The decrease in depletion, depreciation, and amortization for U.S. operations was $0.9 million, which was primarily attributable to a significant number of assets with five-year lives becoming fully depreciated in March of 1999 and to a reduction in depletion expense associated with lower mine production rates and the shifting of production to areas with lower depletion rates.

     SELLING, GENERAL AND ADMINISTRATIVE expenses increased by $0.4 million in the 2000 quarter compared to the 1999 quarter. Peruvian operations accounted for a decrease of $0.2 million. The increase in selling and administrative expenses for U.S. operations of $0.6 million for the 2000 quarter is primarily due to increases in compensation and employee benefit costs, and legal fees for new and ongoing litigation. See "Item 1. Financial Statements - Note 6 to the Company's Consolidated Financial Statements" for a discussion of litigation. These increases were partially offset by reductions in insurance costs.

     EXPLORATION expense for the 2000 quarter decreased $0.4 million compared to the 1999 quarter primarily due to the completion of underground test work on a Missouri property, which was in process during the 1999 quarter. This reduction was partially offset by increased activity related to a feasibility study on a South African property.

     INCOME FROM OPERATIONS for the 2000 quarter was $9.1 million compared to $3.7 million for the 1999 quarter. Peruvian operations, excluding intercompany transactions, accounted for an increase of $2.1 million. The increase in U.S. income from operations of $3.2 million is due to the factors discussed above.

     INCOME TAX EXPENSE for the 2000 quarter reflects the impact of a change in tax status effective at the beginning of fiscal year 1999. See "Item 1. Financial Statements--Note 2 to the Company's Consolidated Financial Statements." As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6.2 million in the 1999 quarter. This change does not affect foreign income taxes related to foreign subsidiaries.

RESULTS OF PERUVIAN OPERATIONS

     NET SALES for 2000 quarter increased $19.0 million or 18.0% compared to 1999 quarter. This increase is primarily the result of higher realized prices for refined copper and zinc, and improved metal sales volumes, particularly silver and gold. As a result of the production improvements discussed previously, refined silver sales volume increased by 887,664 ounces or 11.3%, increasing net sales by $4.4 million and gold bullion sales were up 14,361 ounces or 92.9%, contributing $4.2 million to the net sales increase. In the 2000 quarter, the realized price for refined copper rose 18.5% and the zinc realized price increased 22.2%, compared to the 1999 quarter, primarily due to improved LME prices. These price increases accounted for an $8.1 million increase in net sales.

     COST OF SALES increased $16.6 million, or 18.4%, from the 1999 quarter to the 2000 quarter. Sales volume changes, primarily increases in silver and gold discussed above, accounted for an increase of $8.1 million in cost of sales. The remainder of the increase is due to higher unit production costs resulting primarily from increased feed and energy costs. Feed costs per ton increased approximately 19.7% from the 1999 quarter to the 2000 quarter mainly due to increases in the market prices of copper, zinc, silver and gold. Unit conversion costs were approximately the same in the 2000 quarter compared to the 1999 quarter as increased costs, primarily power and fuel, were partially offset by improved efficiency and the impact of increased production volume.

     DEPRECIATION AND AMORTIZATION expense increased by $0.3 million in the 2000 quarter compared to the 1999 quarter, primarily due to recent capital additions.

     INCOME FROM OPERATIONS increased $2.1 million in the 2000 quarter compared to the 1999 quarter due primarily to the factors discussed above.

     OTHER EXPENSE, NET was $0.1 million in the 2000 quarter compared to other income of $1.0 million in the 1999. The change was primarily due to a reduction in foreign currency transaction gains.

     INCOME TAXES The effective tax rate for the 2000 quarter reflects the recognition of benefits relating to deferred tax assets for which benefit had not previously been recognized.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of January 31, 2000, $14.8 million was outstanding, exclusive of $6.4 million of letters of credit, under the Doe Run Revolving Credit Facility.

     In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit and customs bonds, based upon specific percentages of eligible receivables and inventories. At January 31, 2000, $30.0 million, exclusive of $1.0 million of letters of credit and customs bonds, was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At January 31, 2000 $1.7 million exclusive of $14.9 million of letters of credit and customs bonds was outstanding under these arrangements. Borrowings under the Peruvian working capital facilities, including the Doe Run Peru Revolving Credit Facility, are limited to $60.0 million under the indentures governing the Notes.

     Net unused availability at January 31, 2000 was $41.6 million under the Doe Run Revolving Credit Facility and $9.0 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $4.1 million of cash at January 31, 2000.

     In the 2000 quarter, cash used in operating activities was $5.7 million, cash used in investing activities was $8.5 million and cash provided by financing activities was $8.4 million.

     In the U.S., the Company had capital expenditures of $1.6 million for the 2000 quarter and has projected total capital expenditures of approximately $10.5 million for fiscal 2000, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $64.8 million per year on repairs and maintenance from fiscal 1996 through fiscal 1999. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. The Company has spent approximately $84.0 million on qualifying expenditures under the investment commitment through January 31, 2000. Peruvian operations had capital expenditures of $6.8 million in the 2000 quarter and have projected capital expenditures of approximately $26.0 million for fiscal 2000, primarily for environmental and operational improvements and to support ongoing operations.

     The Company has substantial indebtedness and debt service requirements. As of January 31, 2000, on a consolidated basis, the Company had $494.5 million of indebtedness outstanding, or $369.5 million net of the Special Term Deposit, securing indebtedness of a like amount. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future. The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions, including requirements that the Company satisfy certain financial ratios in order to incur additional indebtedness. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

     On January 15, 1999, Renco filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. See "Item 1. Financial Statements--Note 2 to the Company's Consolidated Financial Statements."

YEAR 2000 MATTERS

     As of March 7, 2000, the Company had experienced no significant problems related to the Year 2000 conversion either domestically or foreign. All computerized information and process control systems were operating normally. The availability of utility and transportation services has continued without significant incident. The performance of critical customers and suppliers continues without notable changes. Production and business activities were normal at all locations and the Company has no reason to anticipate any Year 2000 related problems.

FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation, and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has outstanding $55 million on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At January 31, 2000, the effective rate was approximately 12.23%.

     In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes. See "Item 1. Financial Statements--Note 5 to the Company's Consolidated Financial Statements" for additional disclosures regarding these activities.

PART II.  OTHER INFORMATION.
ITEM 1.  LEGAL PROCEEDINGS

     On February 14, 2000, CITY OF ST. LOUIS VS. LEAD INDUSTRIES ASSOCIATION, INC. ET AL was filed in the Circuit Court of the City of St. Louis, Missouri. The Company and several other parties were named defendants in the suit for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards allegedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages. Discovery has yet to be initiated, the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 5, 2000, DR Acquisition Corp., as sole shareholder of the Company, executed a written consent in lieu of an annual meeting of shareholders, for the re-election of Ira Leon Rennert as chairman and sole director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

        Exhibit 27                             Financial Data Schedule
        Exhibit 27.1                           Restated Financial Data Schedule




                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE DOE RUN RESOURCES CORPORATION
                               (Registrant)






      March 9, 2000            /s/ Marvin K. Kaiser
      -------------            ------------------------------------------------
          Date                 Marvin. K. Kaiser
                               Vice President and Chief Financial Officer
                               (duly authorized officer and principal financial
                               officer)