Form 10-Q
period 2000-04-30
DOE RUN RESOURCES CORP
filed 2000-06-08
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended April 30, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock, as of June 8, 2000:
COMMON STOCK, $.10 PAR VALUE                                        1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                                                           PAGE NO.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
   April 30, 2000 and October 31, 1999                                                                         3
Consolidated Statements of Operations
   three and six months ended April 30, 2000 and 1999                                                          4
Condensed Consolidated Statements of Cash Flows
   six months ended April 30, 2000 and 1999                                                                    5
Notes to Consolidated Financial Statements                                                                   6-21

                                          DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
   April 30, 2000 and October 31, 1999                                                                        22
Condensed Consolidated Statements of Operations
   three and six months ended April 30, 2000 and 1999                                                         23
Condensed Consolidated Statements of Cash Flows
   six  months ended April 30, 2000 and 1999                                                                  24
Notes to Condensed Consolidated Financial Statements                                                          25


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                             26-36
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK                                                                                                 36

PART II.  OTHER INFORMATION.
ITEM 1.  LEGAL PROCEEDINGS                                                                                    37

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  EXHIBITS                                                                                                 37

SIGNATURES                                                                                                    37

                        THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            APRIL 30,         OCTOBER 31,
                                                                                              2000                1999
                                                                                          --------------     ---------------
                                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                                                                      $  17,164           $   9,886
    Trade accounts receivable, net of allowance for
       doubtful accounts                                                                         76,751              88,884
    Inventories                                                                                 139,852             120,261
    Prepaid expenses and other current assets                                                    33,869              33,861
    Net deferred tax assets                                                                       2,268               2,115
                                                                                          --------------     ---------------
       Total current assets                                                                     269,904             255,007

Property, plant and equipment, net                                                              269,700             269,042
Special term deposit                                                                            125,000             125,000
Net deferred tax assets                                                                           1,723               1,606
Other noncurrent assets, net                                                                     12,271              14,062
                                                                                          --------------     ---------------
       Total assets                                                                           $ 678,598           $ 664,717
                                                                                          ==============     ===============

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term debt                            $  10,709           $   8,582
    Accounts payable                                                                             54,751              54,736
    Accrued liabilities                                                                          48,696              49,793
                                                                                          --------------     ---------------
       Total current liabilities                                                                114,156             113,111

Long-term debt, less current maturities                                                         502,431             477,286
Other noncurrent liabilities                                                                     57,071              57,699
                                                                                          --------------     ---------------
       Total liabilities                                                                        673,658             648,096

Shareholder's equity:

    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                                      -                   -
    Additional paid-in capital                                                                    5,238               5,238
    Retained earnings                                                                               487              12,168
    Accumulated other comprehensive income                                                         (785)               (785)
                                                                                          --------------     ---------------
       Total shareholder's equity                                                                 4,940              16,621
                                                                                          --------------     ---------------
       Total liabilities and shareholder's equity                                             $ 678,598           $ 664,717
                                                                                          ==============     ===============

          The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                               APRIL 30,                           APRIL 30,
                                                   -----------------------------------  --------------------------------
                                                        2000               1999              2000             1999
                                                   ----------------  -----------------  ---------------  ---------------

Net sales                                                 $197,599          $ 191,665        $ 404,989        $ 373,383

Costs and expenses:
         Cost of sales                                     175,361            160,140          356,478          320,347
         Depletion, depreciation and amortization            7,299              8,203           14,864           16,380
         Selling, general and administrative                 9,603              9,019           18,628           17,660
         Exploration                                           941                858            1,541            1,850
                                                   ----------------  -----------------  ---------------  ---------------
            Total costs and expenses                       193,204            178,220          391,511          356,237
                                                   ----------------  -----------------  ---------------  ---------------

            Income from operations                           4,395             13,445           13,478           17,146

Other income (expense):
         Interest expense                                  (15,284)           (14,616)         (30,425)         (29,441)
         Interest income                                     3,591              3,923            7,219            7,573
         Other, net                                           (576)              (830)            (300)            (317)
                                                   ----------------  -----------------  ---------------  ---------------
                                                           (12,269)           (11,523)         (23,506)         (22,185)
                                                   ----------------  -----------------  ---------------  ---------------
                                                                                                                      -
            Income (loss) before income tax expense         (7,874)             1,922          (10,028)          (5,039)

Income tax expense                                           1,534              1,356            1,653            8,524
                                                   ----------------  -----------------  ---------------  ---------------
            Net income (loss)                             $ (9,408)         $     566        $ (11,681)       $ (13,563)
                                                   ================  =================  ===============  ===============

          The accompanying notes are an integral part of these consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  SIX MONTHS
                                                                                                ENDED APRIL 30,
                                                                                        -----------------------------
                                                                                            2000            1999
                                                                                        --------------  -------------

Cash flows from operating activities:
    Net loss                                                                                 $(11,681)      $(13,563)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation, depletion and amortization                                               14,864         16,380
        Amortization of deferred financing fees                                                 1,752          1,411
        Deferred income taxes                                                                    (270)         6,814
        Imputed interest                                                                          137            259
        Decrease resulting from changes in assets and liabilities                              (8,510)       (14,996)
                                                                                        --------------  -------------

           Net cash used in operating activities                                               (3,708)        (3,695)

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                (15,751)       (11,800)
                                                                                        --------------  -------------
        Net cash used in investing activities                                                 (15,751)       (11,800)

Cash flows from financing activities:
    Proceeds from revolving loans and
      short term borrowings, net                                                               28,531          3,073
    Payments on long-term debt                                                                 (1,794)        (1,321)
    Proceeds from sale/leaseback transactions                                                       -         17,922
    Payment of deferred financing costs                                                             -           (711)
                                                                                        --------------  -------------
        Net cash provided by financing activities                                              26,737         18,963
                                                                                        --------------  -------------
        Net increase in cash                                                                    7,278          3,468

Cash at beginning of period                                                                     9,886          4,646
                                                                                        --------------  -------------
Cash at end of period                                                                        $ 17,164       $  8,114
                                                                                        ==============  =============

Supplemental disclosure of cash flow information Cash paid during the period for:
      Interest, net of capitalized interest                                                  $ 28,536       $ 27,495
                                                                                        ==============  =============
      Income taxes                                                                           $    916       $  4,618
                                                                                        ==============  =============

The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)    SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

                  UNAUDITED INTERIM FINANCIAL STATEMENTS

       These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2000 and results of operations for the three and six month periods ended April 30, 2000 and 1999. Interim periods are not necessarily indicative of results to be expected for the year.

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

(3)    INVENTORIES

       Inventories consist of the following:

                                                                      APRIL 30,     OCTOBER 31,
                                                                         2000           1999
                                                                     -------------  -------------

      Finished metals and concentrates                            $        21,463   $     10,527
      Metals and concentrates in process                                   72,185         60,139
      Materials, supplies and repair parts                                 46,204         49,595
                                                                     -------------  -------------

                                                                  $       139,852   $    120,261
                                                                     =============  =============

       Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,300 at April 30, 2000 and October 31, 1999.

(4)    SEGMENT INFORMATION

       The Company's operating segments are separately managed business units that are distinguished by products, location and production processes. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The secondary lead segment, also located in Missouri, recycles lead-bearing feed materials, primarily spent batteries. The fabricated products segment produces value-added lead products. The Peruvian operations produce an extensive product mix of non-ferrous and precious metals through a subsidiary, Doe Run Peru S.R.L. (Doe Run Peru).

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    APRIL 30,                   APRIL 30,
                                                             ------------------------ -----------------------------
        OPERATING SEGMENTS - REVENUES                            2000         1999         2000           1999
                                                             ------------ ----------- --------------  -------------

        Revenues from external customers:
           Peruvian operations                               $   120,490  $   110,472  $   244,790    $   215,819
           Primary lead                                           56,509       58,319      114,702        113,942
           Secondary lead                                         13,878       15,479       28,815         27,744
           Fabricated products                                     7,429        5,748       14,167         11,962
                                                              ------------ --------------------------  ------------
                   Total                                         198,306      190,018      402,474        369,467

        Revenues from other operating segments: (1)
           Peruvian operations                                        23          343        1,549          2,770
           Primary lead                                              554          299        1,123            526
           Secondary lead                                            166           77          361            308
           Fabricated products                                         -            -           11              -
                                                              ------------ ------------ -------------  ------------
            Total                                                    743          719        3,044          3,604
                                                              ------------ ------------ -------------  ------------
            Total revenues for reportable segments               199,049      190,737      405,518        373,071
                   Other revenues (2)                               (707)       1,647        2,515          3,916
                   Intersegment eliminations                        (743)        (719)      (3,044)        (3,604)
                                                              ------------ ------------ -------------  ------------
                     Total consolidated revenues             $   197,599  $   191,665  $   404,989    $   373,383
                                                              ============ ============ =============  ============

       (1) Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on an arms-length basis.
       (2) Other revenues consist of metal sales not attributed to operating segments and gains (losses) on hedging transactions.

        OPERATING SEGMENTS - EBITDA (EARNINGS                    THREE MONTHS ENDED         SIX MONTHS ENDED
        BEFORE INTEREST, TAXES, AND DEPLETION,                        APRIL 30,                APRIL 30,
        DEPRECIATION AND AMORTIZATION)                        -----------------------------------------------------
                                                                 2000         1999         2000          1999
                                                              ------------ ------------ ------------ --------------

        Peruvian operations                                  $     9,813  $    13,729  $    22,585  $     25,244
        Primary lead                                               1,614        8,223        5,706        12,499
        Secondary lead                                             4,471        2,615        7,584         4,839
        Fabricated products                                          800          583        1,352         1,147
                                                              ------------ ------------ ------------ --------------
                   Total reportable segments                      16,698       25,150       37,227        43,729
        Other revenues and expenses (3)                           (1,053)        (600)        (160)       (2,843)
        Corporate selling, general and
            administrative expenses                               (4,584)      (4,054)      (9,008)       (7,827)
        Intersegment eliminations                                     57          322          (17)          150
                                                              ------------ ------------ ------------ --------------
                   Consolidated EBITDA                            11,118       20,818       28,042        33,209
        Depreciation, depletion and amortization                  (7,299)      (8,203)     (14,864)      (16,380)
        Interest income                                            3,591        3,923        7,219         7,573
        Interest expense                                         (15,284)     (14,616)     (30,425)      (29,441)
                                                              ------------ ------------ ------------ --------------
                   Income (loss) before income taxes         $    (7,874) $     1,922  $   (10,028) $     (5,039)
                                                              ============ ============ ============ ==============

       (3) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on hedge transactions, and adjustments necessary to state inventories at LIFO cost.

(5)    REVOLVING CREDIT FACILITY

       Effective March 30, 2000 the Company's primary lender in Peru approved an increase in the maximum advance under the Doe Run Peru Revolving Credit Facility from $40.0 million to $50.0 million, pending final documentation.

(6)    HEDGING

       The fair market value of the Company's hedging positions at April 30, 2000 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

       The Company's open hedging positions at April 30, 2000 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------

        Copper                     854  tons    $.7983/lb. to $.8292/lb.        $     21,688     May 00 to Jun. 00
        Lead                   (40,648) tons    $.1991/lb. to $.2468/lb.          (2,513,000)    May 00 to Dec. 01


           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------

        Copper                    6,943 tons    $.7600/lb. to $.8400/lb.        $   (559,850)    May 00 to Aug. 01
        Lead                     12,842 tons    $.2018/lb. to $.2268/lb.             (26,300)    May 00 to Aug. 00
        Zinc                     17,306 tons    $.5089/lb. to $.5670/lb.            (521,735)    May 00 to Jan. 01
        Silver                   100,000 oz.           $5.35/oz.                     (12,000)    May 00 to Jul. 00


           SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------

        Copper                    2,205 tons    $.8000/lb. to $.8323/lb.      $      (81,050)    May 00 to Sep. 00
        Lead                      8,543 tons    $.2154/lb. to $.2260/lb.            (237,250)    May 00 to Sep. 00
        Zinc                      3,472 tons    $.4762/lb. to $.5443/lb.            (133,425)    May 00 to Mar. 01
        Silver                    50,000 oz.           $4.93/oz.                      (1,000)    May 00
        Gold                       1,500 oz.          $280.00/oz.                    (13,000)    May 00 to Mar. 01

(7)    ENVIRONMENTAL AND LITIGATION MATTERS

       ENVIRONMENTAL

       The Company has recorded a liability of approximately $32,300 as of April 30, 2000, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

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

       Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended
       (RCRA). The Company has accrued approximately $1,000 related to the Herculaneum smelter's operations, primarily for closure obligations. If the slag or other wastes at the smelter were to be regulated as hazardous waste, the Company may be required to take corrective action under RCRA at the smelter, as well as to adopt stricter management practices for these wastes. Further, the Environmental Protection Agency (EPA) has initiated an investigation of the smelter under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), which could potentially require remediation similar to the corrective action mentioned above. The Company expects to sign a voluntary Administrative Order of Consent (AOC) to study and address issues related to the slag pile, the community adjacent to the plant, and lead releases from the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required.

       The Company is working with regulators to develop a new three-year plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan must be completed by September 2000, after which the Company will implement the control measures identified in the plan. The Company expects to make capital expenditures for various control measures totaling approximately $1,100 in fiscal 2000 and anticipates additional future cash requirements of approximately $8,000 during the three-year compliance period. Regulators could require that additional measures be included in the plan, which could increase the amount of anticipated capital expenditures.

       The Company has received notice that it is a potentially responsible party (PRP) subject to liability under CERCLA at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of April 30, 2000 of approximately $12,300 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

       The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site; the remediation work required by the AOC is expected to be completed in August, 2000, followed by subsequent monitoring and revegetation. The Company has also signed AOCs to perform an Engineering Evaluation/Cost Analysis (EE/CA) on the Bonne Terre, National, Rivermines, and Leadwood sites. In addition to remediating the mine waste areas at these sites, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion expected within two years. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

       The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the LaMotte Site. A predecessor of the Company was a former operator of the site in a joint venture with another company. The EPA has not decided whether any action will be taken, but the Company and the joint venture partner have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. The Company has also been advised that remediation may be required at a related small satellite mine site. The Company is conducting an investigation as to whether the joint venture operated at the satellite site. At this time, based on this preliminary meeting and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

       The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve future remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of April 30, 2000 of approximately $1,800 for future corrective action and $2,600 for closure costs for the permitted storage area. While management believes these reserves are adequate, regulators could require that additional measures be included in the plan, which could change the estimate of the costs for corrective action.

       The Company's domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. It is expected that stricter discharge limits than previously in effect will be included in permits now subject to renewal. As a result, there will be additional treatment facilities required, with anticipated total capital expenditures of approximately $4,000 over the next five years to meet applicable permit requirements. Management does not expect an appreciable increase in operating costs.

       The Company's mining and milling operations include seven mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. Certain closure requirements have already been performed. The Company accrues for the cost of ultimate closure at a rate of approximately $500 per year. The Company's mine closure reserves were approximately $7,400 as of April 30, 2000.

              FOREIGN OPERATIONS

       Doe Run Peru has submitted to and received approval from the Peruvian government for the Programa de Adecuacion y Manejo Ambiental (Environmental Adjustment and Management Program) (the PAMA) for its La Oroya smelter that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments that Doe Run Peru must undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years from the date of the PAMA for smelters and five years for any other type of mining or metallurgical operation). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which Doe Run Peru must comply. After expiration of the PAMA, Doe Run Peru must comply with all applicable standards and requirements in effect at that time, in the case of the La Oroya smelter, after December 31, 2006.

       Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006:

          *   New sulfuric acid plants
          *   Elimination of fugitive gases from the coke plant
          *   Use of oxygenated gases in the anodic residue plant
          *   Water treatment plant for the copper refinery
          *   Recirculation system for cooling waters at the smelter
          *   Management and disposal of acidic solutions at the silver refinery
          * Industrial waste water treatment plant for the smelter and refinery
          *   Containment dam for the lead muds near the zileret plant
          *   Granulation process water at the lead smelter
          *   Anode washing system at the zinc refinery
          *   Management and disposal of lead and copper slag wastes
          *   Domestic waste water treatment and domestic waste disposal

       Annual capital spending on a calendar year basis approved in the PAMA is as follows:

                                                             ESTIMATED
         YEAR                                                   COST
                                                            -------------

         2000                                             $     11,265
         2001                                                   13,800
         2002                                                   14,300
         2003                                                   13,180
         2004                                                   30,055
         2005                                                   34,790
         2006                                                   42,040
                                                            -------------
                                                          $    159,430
                                                            =============

       The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $189,950 for this period. Fiscal 2000 spending through April 30, 2000 was approximately $4,700.

       Doe Run Peru's Cobriza mine has a separate PAMA to be completed by 2002. The total cost of capital projects to manage tailings, sewage and garbage is approximately $9,600, to be expended over the next three fiscal years, with estimated spending of approximately $6,000 in fiscal 2000, with approximately $2,700 spent through April 30, 2000.

       Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects described above have been designed to achieve compliance with such requirements prior to the expiration of the respective PAMA periods. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Doe Run Peru has advised the MEM that it intends to seek changes in certain PAMA projects that it believes will more effectively achieve compliance. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Empresa Minera del Centro del Peru S.A. (Centromin), the previous owner of the La Oroya assets, agreed to indemnify Doe Run Peru against certain environmental liabilities arising out of its prior operations. The Peruvian government, through the enactment of the Supreme Decree No. 042-97-PCM, has guaranteed the indemnity. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

       According to the purchase agreement, the Company has the option to continue the use of the La Oroya smelter existing zinc ferrite disposal site until October 2000, after which it can take ownership of the site or create a new site. The Company has elected to take ownership of the site, and has notified Centromin and the Ministry of Energy and Mines of its intentions. The Company will be responsible for the closure costs relating to the site. The Company has accrued $7,200 for the closure costs and, although a plan for closure of the site has not been finalized, management feels that this reserve is adequate.

          CONSOLIDATED

       The Company believes its reserves for domestic and foreign environmental and reclamation matters are adequate, based on the information currently available. Depending upon the type and extent of remediation activities required, costs in excess of established reserves are reasonably possible. Therefore, there can be no assurance that additional costs, both individually and in the aggregate, would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

          LITIGATION

       The Company is a defendant in seven lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be composed of children who lived in Herculaneum during a period of time when they were nine months to six years old, and the remedy sought is medical monitoring for the class. The second case is similarly seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the purported size of the class is every home in Herculaneum, Missouri. The other five cases are personal injury actions by eighteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

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

       The Company, with several other defendants, has been named in two cases in Maryland. The first case is seeking certification as a class the owners of all housing in the State of Maryland built prior to 1978 that have lead paint on the premises. The complaint alleges that all defendants were members of Lead Industries Association (LIA), a trade association, and that the defendants improperly promoted lead paint. The suit seeks damages for paint removal for all such housing in the State of Maryland. The other suit seeks damages, alleging personal injuries to children as a result of lead poisoning from lead paint in the family residence. Both suits seek punitive damages. Discovery has just begun, and the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

                     CONDENSED CONSOLIDATING BALANCE SHEET
                           APRIL 30, 2000 (UNAUDITED)

                                                                   The Company
                                                                    Excluding                   Doe Run Cayman
                                                                    Guarantor     Domestic       and Certain
                                                                   Subsidiaries  Guarantors     Subsidiaries
                                                                   ------------  ----------     ------------
                                     ASSETS
Current assets:
     Cash                                                         $   1,760      $    (488)     $      45
     Trade accounts receivable, net of allowance for
         doubtful accounts                                           40,889          7,164              -
     Inventories                                                     53,844          2,096              -
     Prepaid expenses and other current assets                        7,136            143            232
     Net deferred tax assets                                              -              -              -
     Due from subsidiaries                                           17,145              -              -
     Due from parent                                                      -              -              -
                                                                  ---------      ---------      ---------
         Total current assets                                       120,774          8,915            277
Property, plant and equipment, net                                  133,883          7,351              -
Special term deposit                                                125,000              -              -
Net deferred tax assets                                                   -              -            (72)
Other noncurrent assets, net                                         11,538            253            220
Investment in subsidiaries                                           30,876              -        193,316
                                                                  ---------      ---------      ---------
         Total assets                                             $ 422,071      $  16,519      $ 193,741
                                                                  =========      =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                        $     377     $        -      $   1,409
     Accounts payable                                                11,577          3,175              -
     Accrued liabilities                                             27,726            613          3,307
     Due to subsidiaries                                                  -              -         29,054
     Due to parent                                                        -         10,792          2,768
                                                                  ---------      ---------      ---------
         Total current liabilities                                   39,680         14,580         36,538
Long-term debt, less current maturities                             329,651              -        126,359
Other noncurrent liabilities                                         47,800          1,870              -
                                                                  ---------      ---------      ---------
         Total liabilities                                          417,131         16,450        162,897
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                          0              -              -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                          -              1              -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                           -              -          2,005
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                        -              -              -
     Additional paid in capital                                       5,238          1,205              -
     Due from parent                                                      -              -              -
     Foreign currency translation adjustment                              -              -              -
     Retained earnings and accumulated other
         comprehensive income                                          (298)        (1,137)        28,839
                                                                  ---------      ---------      ---------
         Total shareholders' equity                                   4,940             69         30,844
                                                                  ---------      ---------      ---------
         Total liabilities and shareholders' equity               $ 422,071      $  16,519      $ 193,741
                                                                  =========      =========      =========

                                                                     Doe Run
                                                                    Peru and                       The
                                                                  Subsidiaries   Eliminations    Company
                                                                  ------------   ------------   ---------
                                     ASSETS
Current assets:
     Cash                                                         $  15,847      $       -      $  17,164
     Trade accounts receivable, net of allowance for
         doubtful accounts                                           29,181           (483)        76,751
     Inventories                                                     83,949            (37)       139,852
     Prepaid expenses and other current assets                       28,108         (1,750)        33,869
     Net deferred tax assets                                          2,268              -          2,268
     Due from subsidiaries                                                -        (17,145)             -
     Due from parent                                                 29,054        (29,054)             -
                                                                  ---------      ---------      ---------
         Total current assets                                       188,407        (48,469)       269,904
Property, plant and equipment, net                                  128,466              -        269,700
Special term deposit                                                      -              -        125,000
Net deferred tax assets                                               1,795              -          1,723
Other noncurrent assets, net                                            260              -         12,271
Investment in subsidiaries                                                -       (224,192)             -
                                                                  ---------      ---------      ---------
         Total assets                                             $ 318,928      $(272,661)     $ 678,598
                                                                  =========      =========      =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                        $   8,923      $       -      $  10,709
     Accounts payable                                                40,482           (483)        54,751
     Accrued liabilities                                             18,800         (1,750)        48,696
     Due to subsidiaries                                                  -        (29,054)             -
     Due to parent                                                    3,585        (17,145)             -
                                                                  ---------      ---------      ---------
         Total current liabilities                                   71,790        (48,432)       114,156
Long-term debt, less current maturities                              46,421              -        502,431
Other noncurrent liabilities                                          7,401              -         57,071
                                                                  ---------      ---------      ---------
         Total liabilities                                          125,612        (48,432)       673,658
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                          -              -              0
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                          -             (1)             -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                           -         (2,005)             -
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                  271,435       (271,435)             -
     Additional paid in capital                                     (16,234)        15,029          5,238
     Due from parent                                               (105,167)       105,167              -
     Foreign currency translation adjustment                        (19,833)        19,833              -
     Retained earnings and accumulated other
         comprehensive income                                        63,115        (90,817)          (298)
                                                                  ---------      ---------      ---------
         Total shareholders' equity                                 193,316       (224,229)         4,940
                                                                  ---------      ---------      ---------
         Total liabilities and shareholders' equity               $ 318,928      $(272,661)     $ 678,598
                                                                  =========      =========      =========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 1999

                                                                 The Company
                                                                  Excluding                   Doe Run Cayman
                                                                  Guarantor      Domestic      and Certain
                                                                 Subsidiaries   Guarantors     Subsidiaries
                                                                 ------------   ----------     ------------
                                     ASSETS
Current assets:
     Cash                                                         $   7,197     $  (1,347)     $      39
     Trade accounts receivable, net of allowance for
         doubtful accounts                                           46,162         4,292             67
     Inventories                                                     47,368         1,791              -
     Prepaid expenses and other current assets                        6,580           145            (77)
     Net deferred tax assets                                              -             -            (50)
     Due from subsidiaries                                           11,321             -              -
     Due from parent                                                      -             -              -
                                                                 ------------   ----------     ------------
         Total current assets                                       118,628         4,881            (21)
Property, plant and equipment, net                                  140,663         7,784              -
Special term deposit                                                125,000             -              -
Net deferred tax assets                                                   -             -            (40)
Other noncurrent assets, net                                         13,205           292            242
Investment in subsidiaries                                           33,029             -        188,227
                                                                 ------------   ----------     ------------
         Total assets                                             $ 430,525     $  12,957      $ 188,408
                                                                 ============   ==========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                        $     357     $       -      $   1,279
     Accounts payable                                                16,479         1,901             67
     Accrued liabilities                                             30,967           478          2,546
     Due to subsidiaries                                                  -             -         23,744
     Due to parent                                                        -         8,666          1,386
                                                                 ------------   ----------     ------------
         Total current liabilities                                   47,803        11,045         29,022
Long-term debt, less current maturities                             317,693             -        126,359
Other noncurrent liabilities                                         48,408         1,890              -
                                                                 ------------   ----------     ------------
         Total liabilities                                          413,904        12,935        155,381
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                          0             -              -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                          -             1              -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                           -             -          2,005
     Common stock, one nuevo sole par value, 729,548, 057
         shares authorized, issued and outstanding                        -             -              -
     Additional paid in capital                                       5,238         1,205              -
     Due from parent                                                      -             -              -
     Foreign currency translation adjustment                              -             -              -
     Retained earnings and accumulated other
         comprehensive income                                        11,383        (1,184)        31,022
                                                                 ------------   ----------     ------------
         Total shareholders' equity                                  16,621            22         33,027
                                                                 ------------   ----------     ------------
         Total liabilities and shareholders' equity               $ 430,525     $  12,957      $ 188,408
                                                                 ============   ==========     ============


                                                                   Doe Run
                                                                   Peru and                        The
                                                                 Subsidiaries  Eliminations      Company
                                                                 ------------   ----------     ------------
                                     ASSETS
Current assets:
     Cash                                                         $   3,997     $       -      $   9,886
     Trade accounts receivable, net of allowance for
         doubtful accounts                                           38,864          (501)        88,884
     Inventories                                                     71,122           (20)       120,261
     Prepaid expenses and other current assets                       27,958          (745)        33,861
     Net deferred tax assets                                          2,165             -          2,115
     Due from subsidiaries                                              122       (11,443)             -
     Due from parent                                                 23,622       (23,622)             -
                                                                 ------------   ----------     ------------
         Total current assets                                       167,850       (36,331)       255,007
Property, plant and equipment, net                                  120,595             -        269,042
Special term deposit                                                      -             -        125,000
Net deferred tax assets                                               1,646             -          1,606
Other noncurrent assets, net                                            323             -         14,062
Investment in subsidiaries                                                -      (221,256)             -
                                                                 ------------   ----------     ------------
         Total assets                                             $ 290,414     $(257,587)     $ 664,717
                                                                 ============   ==========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                        $   6,946            $ -      $   8,582
     Accounts payable                                                36,790           (501)        54,736
     Accrued liabilities                                             16,547           (745)        49,793
     Due to subsidiaries                                                  -        (23,744)             -
     Due to parent                                                    1,269        (11,321)             -
                                                                 ------------   ----------     ------------
         Total current liabilities                                   61,552        (36,311)       113,111
Long-term debt, less current maturities                              33,234              -        477,286
Other noncurrent liabilities                                          7,401              -         57,699
                                                                 ------------   ----------     ------------
         Total liabilities                                          102,187        (36,311)       648,096
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                          -              -              0
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                          -             (1)             -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                           -         (2,005)             -
     Common stock, one nuevo sole par value, 729,548, 057
         shares authorized, issued and outstanding                  271,435       (271,435)             -
     Additional paid in capital                                     (16,234)        15,029          5,238
     Due from parent                                               (104,865)       104,865              -
     Foreign currency translation adjustment                        (20,135)        20,135              -
     Retained earnings and accumulated other
         comprehensive income                                        58,026        (87,864)        11,383
                                                                 ------------   ----------     ------------
         Total shareholders' equity                                 188,227       (221,276)        16,621
                                                                 ------------   ----------     ------------
         Total liabilities and shareholders' equity               $ 290,414      $(257,587)     $ 664,717
                                                                 ============   ==========     ============

                     CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

                                                 The Company
                                                  Excluding                   Doe Run Cayman
                                                  Guarantor       Domestic     and Certain
                                                 Subsidiaries    Guarantors    Subsidiaries
                                                 ------------    ----------    ------------

Net sales                                         $  75,000      $   7,440      $   3,057

Costs and expenses:
     Cost of sales                                   64,678          6,281              -
     Depletion, depreciation and amortization         4,726            391              -
     Selling, general and administrative              4,585            351          2,435
     Exploration                                        941              -              -
                                                 ------------    ----------    ------------
        Total costs and expenses                     74,930          7,023          2,435
                                                 ------------    ----------    ------------

        Income from operations                           70            417            622

Other income (expense):
     Interest expense                               (10,372)          (271)        (3,670)
     Interest income                                  3,792              -              -
     Other, net                                         263             (8)           (52)
     Equity in earnings of subsidiaries              (2,943)             -            948
                                                 ------------    ----------    ------------
                                                     (9,260)          (279)        (2,774)
                                                 ------------    ----------    ------------
        Income (loss) before income tax
              expense                                (9,190)           138         (2,152)
     Income tax expense                                 218              -            985
                                                 ------------    ----------    ------------

        Net income (loss)                         $  (9,408)     $     138      $  (3,137)
                                                 ============    ==========    ============


                                                   Doe Run
                                                   Peru and                         The
                                                 Subsidiaries   Eliminations      Company
                                                 ------------    ----------    ------------

Net sales                                         $ 120,513      $  (8,411)     $ 197,599

Costs and expenses:
     Cost of sales                                  105,201           (799)       175,361
     Depletion, depreciation and amortization         2,182              -          7,299
     Selling, general and administrative              9,900         (7,668)         9,603
     Exploration                                          -              -            941
                                                 ------------    ----------    ------------
        Total costs and expenses                    117,283         (8,467)       193,204
                                                 ------------    ----------    ------------

        Income from operations                        3,230             56          4,395

Other income (expense):
     Interest expense                                (1,238)           267        (15,284)
     Interest income                                     66           (267)         3,591
     Other, net                                        (779)             -           (576)
     Equity in earnings of subsidiaries                   -          1,995              -
                                                 ------------    ----------    ------------
                                                     (1,951)         1,995        (12,269)
                                                 ------------    ----------    ------------
        Income (loss) before income tax
              expense                                 1,279          2,051         (7,874)
     Income tax expense                                 331              -          1,534
                                                 ------------    ----------    ------------

        Net income (loss)                         $     948      $   2,051      $  (9,408)
                                                 ============    ==========    ============

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     THREE MONTHS APRIL 30, 1999 (UNAUDITED)

                                                  The Company
                                                   Excluding                   Doe Run Cayman
                                                   Guarantor      Domestic      and Certain
                                                  Subsidiaries   Guarantors     Subsidiaries
                                                  ------------   ----------     ------------

Net sales                                         $  80,024      $   5,749      $   2,453

Costs and expenses:
     Cost of sales                                   64,571          4,823              -
     Depletion, depreciation and amortization         5,904            381              -
     Selling, general and administrative              4,054            314          2,101
     Exploration                                        858              -              -
                                                  ------------   ----------     ------------
        Total costs and expenses                     75,387          5,518          2,101
                                                  ------------   ----------     ------------

        Income (loss) from operations                 4,637            231            352

Other income (expense):
     Interest expense                               (10,170)          (270)        (3,698)
     Interest income                                  3,797              -              -
     Other, net                                        (154)           (28)           224
     Equity in earnings of subsidiaries               2,648              -          6,996
                                                  ------------   ----------     ------------
                                                     (3,879)          (298)         3,522
                                                  ------------   ----------     ------------
        Income (loss) before income tax
              expense (benefit)                         758            (67)         3,874
     Income tax expense (benefit)                       192              -          1,481
                                                  ------------   ----------     ------------

        Net income (loss)                         $     566      $     (67)     $   2,393
                                                  ============   ==========     ============


                                                    Doe Run
                                                   Peru and                          The
                                                 Subsidiaries    Eliminations      Company
                                                 ------------    ------------   ------------

Net sales                                         $ 110,815      $  (7,376)     $ 191,665

Costs and expenses:
     Cost of sales                                   91,787         (1,041)       160,140
     Depletion, depreciation and amortization         1,918              -          8,203
     Selling, general and administrative              9,207         (6,657)         9,019
     Exploration                                          -              -            858
                                                  ------------   ----------     ------------
        Total costs and expenses                    102,912         (7,698)       178,220
                                                  ------------   ----------     ------------

        Income (loss) from operations                 7,903            322         13,445

Other income (expense):
     Interest expense                                  (748)           270        (14,616)
     Interest income                                    396           (270)         3,923
     Other, net                                        (872)             -           (830)
     Equity in earnings of subsidiaries                   -         (9,644)             -
                                                  ------------   ----------     ------------
                                                     (1,224)        (9,644)       (11,523)
                                                  ------------   ----------     ------------
        Income (loss) before income tax
              expense (benefit)                       6,679         (9,322)         1,922
     Income tax expense (benefit)                      (317)             -          1,356
                                                  ------------   ----------     ------------

        Net income (loss)                         $   6,996      $  (9,322)     $     566
                                                  ============   ==========     ============


                     CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

                                                 The Company
                                                  Excluding                    Doe Run Cayman
                                                  Guarantor       Domestic       and Certain
                                                 Subsidiaries    Guarantors     Subsidiaries
                                                 ------------    ----------     ------------

Net sales                                         $ 156,942      $  14,189      $   6,530

Costs and expenses:
     Cost of sales                                  133,482         12,192              -
     Depletion, depreciation and amortization         9,680            782              -
     Selling, general and administrative              9,008            633          4,930
     Exploration                                      1,541              -              -
                                                 ------------    ----------     ------------
        Total costs and expenses                    153,711         13,607          4,930
                                                 ------------    ----------     ------------

        Income from operations                        3,231            582          1,600

Other income (expense):
     Interest expense                               (20,549)          (523)        (7,347)
     Interest income                                  7,577              -              -
     Other, net                                         648            (12)           (56)
     Equity in earnings of subsidiaries              (2,153)             -          5,089
                                                 ------------    ----------     ------------
                                                    (14,477)          (535)        (2,314)
                                                 ------------    ----------     ------------
        Income (loss) before income tax
              expense (benefit)                     (11,246)            47           (714)
     Income tax expense (benefit)                       435              -          1,469
                                                 ------------    ----------     ------------

        Net income (loss)                         $ (11,681)     $      47      $  (2,183)
                                                 ============    ==========     ============


                                                   Doe Run
                                                  Peru and                         The
                                                 Subsidiaries    Eliminations    Company
                                                 ------------    ------------   ------------

Net sales                                         $ 246,339      $ (19,011)     $ 404,989

Costs and expenses:
     Cost of sales                                  213,831         (3,027)       356,478
     Depletion, depreciation and amortization         4,402              -         14,864
     Selling, general and administrative             20,024        (15,967)        18,628
     Exploration                                          -              -          1,541
                                                 ------------    ------------   ------------
        Total costs and expenses                    238,257        (18,994)       391,511
                                                 ------------    ------------   ------------

        Income from operations                        8,082            (17)        13,478

Other income (expense):
     Interest expense                                (2,522)           516        (30,425)
     Interest income                                    158           (516)         7,219
     Other, net                                        (880)             -           (300)
     Equity in earnings of subsidiaries                   -         (2,936)             -
                                                 ------------    ------------   ------------
                                                     (3,244)        (2,936)       (23,506)
                                                 ------------    ------------   ------------
        Income (loss) before income tax
              expense (benefit)                       4,838         (2,953)       (10,028)
     Income tax expense (benefit)                      (251)             -          1,653
                                                 ------------    ------------   ------------

        Net income (loss)                         $   5,089      $  (2,953)     $ (11,681)
                                                 ============    ============   ============

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      SIX MONTHS APRIL 30, 1999 (UNAUDITED)

                                                 The Company
                                                  Excluding                    Doe Run Cayman
                                                  Guarantor       Domestic      and Certain
                                                 Subsidiaries    Guarantors     Subsidiaries
                                                 ------------    ----------     ------------

Net sales                                         $ 154,710      $  11,963      $   5,722

Costs and expenses:
     Cost of sales                                  129,532         10,036              -
     Depletion, depreciation and amortization        11,828            762              -
     Selling, general and administrative              7,827            695          4,554
     Exploration                                      1,850              -              -
                                                 ------------    ----------     ------------
        Total costs and expenses                    151,037         11,493          4,554
                                                 ------------    ----------     ------------

        Income (loss) from operations                 3,673            470          1,168

Other income (expense):
     Interest expense                               (20,341)          (553)        (7,458)
     Interest income                                  7,619              -              -
     Other, net                                        (559)           (84)           834
     Equity in earnings of subsidiaries               2,629              -          9,583
                                                 ------------    ----------     ------------
                                                    (10,652)          (637)         2,959
                                                 ------------    ----------     ------------
        Income (loss) before income tax
              expense                                (6,979)          (167)         4,127
     Income tax expense                               6,584              -          1,481
                                                 ------------    ----------     ------------

        Net income (loss)                         $ (13,563)     $    (167)     $   2,646
                                                 ============    ==========     ============


                                                   Doe Run
                                                   Peru and                         The
                                                 Subsidiaries   Eliminations      Company
                                                 ------------   ------------    ----------

Net sales                                         $ 218,589      $ (17,601)     $ 373,383

Costs and expenses:
     Cost of sales                                  184,533         (3,754)       320,347
     Depletion, depreciation and amortization         3,790              -         16,380
     Selling, general and administrative             18,581        (13,997)        17,660
     Exploration                                          -              -          1,850
                                                 ------------   ------------    ----------
        Total costs and expenses                    206,904        (17,751)       356,237
                                                 ------------   ------------    ----------

        Income (loss) from operations                11,685            150         17,146

Other income (expense):
     Interest expense                                (1,642)           553        (29,441)
     Interest income                                    507           (553)         7,573
     Other, net                                        (508)             -           (317)
     Equity in earnings of subsidiaries                   -        (12,212)             -
                                                 ------------   ------------    ----------
                                                     (1,643)       (12,212)       (22,185)
                                                 ------------   ------------    ----------
        Income (loss) before income tax
              expense                                10,042        (12,062)        (5,039)
     Income tax expense                                 459              -          8,524
                                                 ------------   ------------    ----------

        Net income (loss)                         $   9,583      $ (12,062)     $ (13,563)
                                                 ============   ============    ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

                                                       The Company
                                                        Excluding                 Doe Run Cayman
                                                        Guarantor      Domestic     and Certain
                                                       Subsidiaries   Guarantors   Subsidiaries
                                                       ------------   ----------   ------------

Net cash provided by (used in) operating activities     $(10,170)     $   (958)     $ (1,597)
Cash flows from investing activities:
       Purchases of property, plant and equipment         (3,169)         (309)            -
       Investment in subsidiaries                          2,153             -        (5,089)
                                                       ------------   ----------   ------------
         Net cash provided by (used in)
            investing activities                          (1,016)         (309)       (5,089)
Cash flows from financing activities:
       Proceeds from revolving loans
         and short-term borrowings, net                   11,747             -             -
       Payments on long-term debt                           (174)            -             -
       Loans from parent/subsidiaries                     (5,824)        2,126         6,692
                                                       ------------   ----------   ------------
         Net cash provided by
             financing activities                          5,749         2,126         6,692
                                                       ------------   ----------   ------------
         Net increase (decrease) in cash                  (5,437)          859             6

Cash at beginning of period                                7,197        (1,347)           39
                                                       ------------   ----------   ------------
Cash at end of period                                   $  1,760      $   (488)     $     45
                                                       ============   ==========   ============


                                                          Doe Run
                                                         Peru and                       The
                                                       Subsidiaries  Eliminations     Company
                                                       ------------  ------------   ----------

Net cash provided by (used in) operating activities     $ 11,953      $ (2,936)     $ (3,708)
Cash flows from investing activities:
       Purchases of property, plant and equipment        (12,273)            -       (15,751)
       Investment in subsidiaries                              -         2,936             -
                                                       ------------  ------------   ----------
         Net cash provided by (used in)
            investing activities                         (12,273)        2,936       (15,751)
Cash flows from financing activities:
       Proceeds from revolving loans
         and short-term borrowings, net                   16,784             -        28,531
       Payments on long-term debt                         (1,620)            -        (1,794)
       Loans from parent/subsidiaries                     (2,994)            -             -
                                                       ------------  ------------   ----------
         Net cash provided by
             financing activities                         12,170             -        26,737
                                                       ------------  ------------   ----------
         Net increase (decrease) in cash                  11,850             -         7,278

Cash at beginning of period                                3,997             -         9,886
                                                       ------------  ------------   ----------
Cash at end of period                                   $ 15,847      $      -      $ 17,164
                                                       ============  ============   ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 1999 (UNAUDITED)

                                                       The Company
                                                        Excluding                 Doe Run Cayman
                                                        Guarantor      Domestic    and Certain
                                                       Subsidiaries   Guarantors   Subsidiaries
                                                       ------------   ----------   ------------

Net cash provided by (used in) operating activities     $ (9,920)     $    378      $  4,632
Cash flows from investing activities:
       Purchases of property, plant and equipment         (5,122)          (24)            -
       Investment in subsidiaries                         (2,628)            -        (9,846)
                                                       ------------   ----------   ------------
         Net cash provided by (used in)
            investing activities                          (7,750)          (24)       (9,846)
Cash flows from financing activities:
       Proceeds from (payments on) revolving
         loans and short-term borrowings, net             10,919             -             -
       Payments on long-term debt                           (895)            -          (426)
       Proceeds from sale/leaseback transaction                -             -             -
       Payment of deferred financing costs                  (711)            -             -
       Loans from parent/subsidiaries                      8,357          (354)        5,648
                                                       ------------   ----------   ------------
         Net cash provided by (used in)
             financing activities                         17,670          (354)        5,222
                                                       ------------   ----------   ------------
        Net increase in cash                                   -             -             8

Cash at beginning of period                                    -             -            21
                                                       ------------   ----------   ------------
Cash at end of period                                   $      -      $      -      $     29
                                                       ============   ==========   ============


                                                         Doe Run
                                                        Peru and                       The
                                                       Subsidiaries   Eliminations   Company
                                                       ------------   ------------  ----------

Net cash provided by (used in) operating activities     $ 13,689      $(12,474)     $ (3,695)
Cash flows from investing activities:
       Purchases of property, plant and equipment         (6,654)            -       (11,800)
       Investment in subsidiaries                              -        12,474             -
                                                       ------------   ------------  ----------
         Net cash provided by (used in)
            investing activities                          (6,654)       12,474       (11,800)
Cash flows from financing activities:
       Proceeds from (payments on ) revolving
         loans and short-term borrowings, net             (7,846)            -         3,073
       Payments on long-term debt                              -             -        (1,321)
       Proceeds from sale/leaseback transaction           17,922             -        17,922
       Payment of deferred financing costs                     -             -          (711)
       Loans from parent/subsidiaries                    (13,651)            -             -
                                                       ------------   ------------  ----------
         Net cash provided by (used in)
             financing activities                         (3,575)            -        18,963
                                                       ------------   ------------  ----------
         Net increase in cash                              3,460             -         3,468

Cash at beginning of period                                4,625             -         4,646
                                                       ------------   ------------  ----------
Cash at end of period                                   $  8,085      $      -      $  8,114
                                                       ============   ============  ==========

                               DOE RUN PERU S.R.L.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               APRIL 30,          OCTOBER 31,
                                                                                                 2000                 1999
                                                                                            ----------------     ---------------
                                                                                             (unaudited)
                                     ASSETS
Current assets:
     Cash                                                                                         $  15,847           $   3,997
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                                           29,181              38,864
     Inventories                                                                                     83,949              71,122
     Prepaid expenses and other current assets                                                       28,108              27,958
     Net deferred tax assets                                                                          2,268               2,165
     Due from parent/subsidiaries                                                                    29,054              23,744
                                                                                            ----------------     ---------------
         Total current assets                                                                       188,407             167,850

Property, plant and equipment, net                                                                  128,466             120,595
Net deferred tax assets                                                                               1,795               1,646
Other noncurrent assets, net                                                                            260                 323
                                                                                            ----------------     ---------------
         Total assets                                                                             $ 318,928           $ 290,414
                                                                                            ================     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities of long-term debt                               $   8,923           $   6,946
     Accounts payable                                                                                40,482              36,790
     Accrued liabilities                                                                             18,800              16,547
     Due to parent                                                                                    3,585               1,269
                                                                                            ----------------     ---------------
         Total current liabilities                                                                   71,790              61,552

Long-term debt, less current maturities                                                              46,421              33,234
Other noncurrent liabilities                                                                          7,401               7,401
                                                                                            ----------------     ---------------
         Total liabilities                                                                          125,612             102,187

Shareholders' equity:


     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                                                  271,435             271,435
     Additional paid in capital                                                                     (16,234)            (16,234)
     Due from shareholder                                                                          (105,167)           (104,865)
     Foreign currency translation adjustment                                                        (19,833)            (20,135)
     Retained earnings                                                                               63,115              58,026
                                                                                            ----------------     ---------------
         Total shareholders' equity                                                                 193,316             188,227
                                                                                            ----------------     ---------------
         Total liabilities and shareholders' equity                                               $ 318,928           $ 290,414
                                                                                            ================     ===============

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS                          SIX MONTHS
                                                            ENDED APRIL 30,                      ENDED APRIL 30,
                                                  --------------------------------     --------------------------------
                                                       2000             1999                2000            1999
                                                  ---------------  ---------------     --------------- ----------------

Net sales                                              $ 120,513         $110,815            $246,339         $218,589

Costs and expenses:
    Cost of sales                                        105,201           91,787             213,831          184,533
    Depreciation and amortization                          2,182            1,918               4,402            3,790
    Selling, general and administrative                    9,900            9,207              20,024           18,581
                                                  ---------------  ---------------     --------------- ----------------
        Total costs and expenses                         117,283          102,912             238,257          206,904
                                                  ---------------  ---------------     --------------- ----------------

        Income from operations                             3,230            7,903               8,082           11,685

Other income (expense):
    Interest expense                                      (1,238)            (748)             (2,522)          (1,642)
    Interest income                                           66              396                 158              507
    Other, net                                              (779)            (872)               (880)            (508)
                                                  ---------------  ---------------     --------------- ----------------
                                                          (1,951)          (1,224)             (3,244)          (1,643)
                                                  ---------------  ---------------     --------------- ----------------

        Income before income tax expense (benefit)         1,279            6,679               4,838           10,042

Income tax expense (benefit)                                 331             (317)               (251)             459
                                                  ---------------  ---------------     --------------- ----------------

        Net income                                     $     948         $  6,996            $  5,089         $  9,583
                                                  ===============  ===============     =============== ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                       Six Months
                                                                                                     Ended April 30,
                                                                                             --------------------------------
                                                                                                  2000             1999
                                                                                             ---------------   --------------

Net cash provided by operating activities                                                          $ 11,953         $ 13,689
Cash flows from investing activities:
     Purchases of property, plant and equipment                                                     (12,273)          (6,654)
                                                                                             ---------------   --------------
          Net cash used in investing activities                                                     (12,273)          (6,654)
Cash flows from financing activities:
     Proceeds from (payments on) revolving loans
        and short-term borrowings, net                                                               16,784           (7,846)
     Payments on long-term debt                                                                      (1,620)               -
     Proceeds from sale/leaseback transactions                                                            -           17,922
     Loans to parent                                                                                 (2,994)         (13,651)
                                                                                             ---------------   --------------
          Net cash provided by (used in) financing activities                                        12,170           (3,575)
                                                                                             ---------------   --------------
          Net increase in cash                                                                       11,850            3,460

Cash at beginning of period                                                                           3,997            4,625
                                                                                             ---------------   --------------
Cash at end of period                                                                              $ 15,847         $  8,085
                                                                                             ===============   ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


          (1) BASIS OF PRESENTATION

                          UNAUDITED INTERIM FINANCIAL STATEMENTS

               In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of April 30, 2000 and results of operations for the three and six month periods ended April 30, 2000 and 1999. Interim periods are not necessarily indicative of results to be expected for the year.

                          MERGER OF DOE RUN PERU AND EMPRESA MINERA COBRIZA S.A.

               Effective March 1, 1999, Doe Run Mining merged Doe Run Peru and the Empresa Minera Cobriza S.A. (Cobriza), an entity previously controlled by Doe Run Mining since the acquisition of substantially all of Cobriza's shares on August 31, 1998. The financial statements of the Company for the three and six months ended April 30, 1999 have been restated to reflect the results of operations and cash flows of Cobriza to reflect the common control of Doe Run Peru and Cobriza before the merger.

                          RECLASSIFICATIONS

               Certain prior year balances have been reclassified in order to conform to current presentation.

         (2)   INVENTORIES

                                                                 April 30,                October 31,
                                                                   2000                      1999
                                                               -----------               -------------
                                                               (unaudited)
               Refined metals and concentrates for sale          $  3,839                  $  1,414
               Metals and concentrates in process                  55,929                    47,970
               Materials, supplies and spare parts                 24,181                    21,738
                                                               -----------               -------------
                                                                 $ 83,949                  $ 71,122
                                                               ===========               =============


         (3)   REVOLVING CREDIT FACILITY

               Effective March 30, 2000 the Company's primary lender in Peru approved an increase in the maximum advance under the Doe Run Peru Revolving Credit Facility from $40.0 million to $50.0 million, pending final documentation.

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


               CONSOLIDATED FINANCIAL POSITION

                         During the six months ended April 30, 2000 inventories
               increased by $19.6 million. In the U.S., inventories increased by $6.7 million primarily due to normal cyclical increases in finished goods inventories and to increased production at the Buick secondary smelter. In Peru, inventories rose $12.9 million primarily due to a $7.7 million increase in raw material inventories intended to build a stock of blister copper in anticipation of major maintenance on the reverberatory furnace in the copper circuit, scheduled for September of 2000. Lead concentrates and, in particular, silver contained in concentrates, were also higher to support increased production of lead and silver metal. Finished goods inventories in Peru rose $2.4 million as increased production exceeded sales volume. Management anticipates that inventories will continue to increase during the third quarter but will be reduced significantly during the fourth quarter so that both finished goods and raw material inventories are near normal levels by year end.

                          During the six months ended April 30, 2000, total debt
               increased by $27.3 million. This increase, mainly in revolving loans and short-term borrowings, is primarily due to the inventory increase discussed above and an increase of $7.3 million in cash outstanding at the end of the period.


               RESULTS OF OPERATIONS

                        The Company reported a net loss of $9.4 million for the
               three months ended April 30, 2000 (the 2000 quarter) compared to net income of $0.6 million for the three months ended April 30, 1999 (the 1999 quarter). The Company's U.S. operations reported a net loss of $11.0 million (excluding intercompany fee revenue of $4.6 million) for the 2000 quarter, compared to a net loss of $6.4 million (excluding intercompany fee revenue of $4.2 million) in the 1999 quarter, reflecting the effects of lower realizes prices for lead metal and increased production costs. Peruvian operations generated net income of $1.5 million for the 2000 quarter (excluding intercompany fees and eliminations of $4.7 million) compared to net income of $6.9 million (excluding intercompany fees and eliminations of $4.5 million) in the 1999 quarter. The decrease in Peruvian net income was due primarily to increased production costs and lower treatment charges for copper and lead concentrates, partially offset by increased production and sales volumes.

                        The Company reported a net loss of $11.7 million for the
               six months ended April 30, 2000 (the 2000 period) compared to a net loss of $13.6 million for the six months ended April 30, 1999 (the 1999 period). The Company's U.S. operations reported a net loss of $18.9 (excluding intercompany fee revenue of $9.4 million) million for the 2000 period compared to a net loss of $24.6 million (excluding intercompany fee revenue of $8.3 million) for the 1999 period. This improvement was primarily due to the absence, in the 2000 period, of the write-off of deferred tax balances of $6.2 million associated with a change in the Company's tax status to a qualified subchapter S subsidiary in the 1999 period. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status. In addition, lower depreciation expense and improved realized prices for zinc and copper concentrates contributed to the improvement. These factors were partially offset by lower realized prices for lead metal and increased production costs. Peruvian operations generated net income of $7.3 million for the 2000 period
(excluding intercompany fees and eliminations of $9.4 million) compared to net income of $11.0 million (excluding intercompany fees and eliminations of $8.4 million) for the 1999 period. The decrease in Peruvian net income was primarily due to the factors discussed above.

         The Company's results for the three months and the six months ended April 30, 2000 reflect declines in the market price of lead metal and increases in the price of copper and zinc from the prior year. The following table sets forth the average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                            Three Months Ended               Six Months Ended
                                                 April 30,                       April 30,
                                       ------------------------------  ------------------------------
                                           2000            1999             2000           1999
                                       -------------- ---------------  --------------- --------------
AVERAGE PRICES
  Lead  ($/short ton)                   $  398.40       $  465.60        $  415.20      $  457.80
  Copper  ($/short ton)                  1,580.80        1,284.80         1,596.40       1,319.80
  Zinc  ($/short ton)                    1,009.00          927.40         1,034.80         896.40
  Silver ($/troy ounce)                      5.12            5.26             5.15           5.13


       Over the past two years the LME lead price has declined as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. Current prices are near historical lows. However, in the U.S., demand for the Company's lead products has remained strong. Industry sources continue to forecast significant growth in stationary and industrial battery consumption. Because of excellent product quality, the Company's U.S. operations have a major share of this growth market.

       Management believes that lead prices will recover from the current low level as several large lead producing mines will be depleted. This should bring about a deficit in supply versus demand. Recent industry developments include smelter closures in China, which should result in reduced exports, mine production cutbacks in the U.S. and Australia and a reduction of LME inventories. Over the past ten years, the average LME price of lead has been approximately $540/short ton. Management believes that lead prices, over the long term, will reflect the historical industry average.

          As a result of the current low lead price the Company's U.S. operations had operating losses in the quarter and the six months ended April 30, 2000. The Company has made changes to its operations, described below, which it expects will reduce certain costs, and achieve certain operating efficiencies, in an effort to mitigate the impact of low metal prices. The Company also expects to benefit from increased sales volume during the remainder of fiscal 2000. However, prices sustained at these levels or decreasing further are likely to result in the continuation of operating losses for the Company's U.S. operations.

                      The following table sets forth the Company's production statistics for the periods indicated:

                                                            Three Months Ended        Six Months Ended
                                                                April 30,                April 30,
                                                         ------------------------ -------------------------
                                                            2000        1999         2000         1999
                                                         ----------- ------------ -----------  ------------
     U.S. OPERATIONS
     Lead metal - primary (short tons)                       91,436       98,223     190,642       191,137
     Lead metal - secondary (short tons)                     36,936       27,685      69,538        54,817
     Lead concentrates (metal content, short tons)           87,669      100,444     166,860       192,014
     Ore Grade (lead content)                                 5.99%        5.59%       5.73%         5.57%

     PERUVIAN OPERATIONS
     Refined copper (short tons)                             18,089       18,113      36,438        35,464
     Refined lead (short tons)                               32,413       29,239      64,893        58,758
     Refined zinc (short tons)                               21,206       19,533      42,655        39,457
     Refined silver (thousands of troy ounces)                8,588        7,597      17,346        15,664
     Refined gold (thousands of troy ounces)                     20           18          50            33

         The Company continues to evaluate mine production plans in light of persistent low lead metal prices. Selective mining of higher grade ore caused a reduction in the total ore mined, which was down 18% in the 2000 quarter and 16% in the 2000 period, compared to the prior year. As a result, production of lead metal in concentrates decreased by approximately 13% in both the 2000 quarter and the 2000 period, compared to the prior year.

           On April 19, 2000 the Company announced further changes intended to increase grade and lower unit production costs. These changes, which will be implemented beginning in the third quarter, involve a restructuring of the mine/mill operations resulting in a workforce reduction of approximately 12% at the U.S. mining operations. Two of the Company's six mills will be idled and placed on care and maintenance and three of the Company's eight mines will be effectively idled, producing only small quantities of selected high grade ore. Under this new operating mode, annualized tons of ore mined will be reduced approximately 20% from the fiscal 1999 levels, but the lead and zinc grades will improve by approximately 12% and 21% respectively. Annualized production of lead metal contained in concentrates will be reduced approximately 10% from the 1999 level. Concentrates purchased in the open market are expected to replace the Company's production and the smelters will continue to operate at capacity. These concentrates have been secured for fiscal 2000. In addition to production changes, management continues to pursue cost reduction initiatives, including retaining consultants to perform an in-depth cost analysis at the mining/milling operations. The benefits of these changes should result in lower unit production cost beginning in the fourth quarter of fiscal 2000.

         Primary smelter production for the 2000 quarter was 7% less than the 1999 quarter. For the 2000 period, total primary production was approximately the same as the 1999 period. Production at the Company's Herculaneum primary smelter for the 2000 quarter was 10% less than the 1999 quarter due to metallurgical and other furnace problems that affected the smelter throughout the quarter. On March 14, 2000, one of Herculaneum's blast furnaces was taken offline for major repairs, which were completed in early May. Production returned to normal levels in the second half of May. Despite shortfall in the second quarter, Herculaneum's production for the 2000 period was only 1% less than the 1999 period. Management expects that Herculaneum can achieve the planned production level by year-end. Production at the Company's Glover primary smelter for the 2000 quarter was about 1% less than the 1999 quarter due to the structural failure of a storage hopper that caused furnace and sinter plant downtime. Glover's production for the 2000 period was 1% better than the 1999 period.

         Secondary smelter production exceeded the prior year by 33% for the three months and 27% for the six months ended April 30, 2000. These increases are primarily the result of installation of a new burner, with an improved design, on the smelter's reverberatory furnace during the fourth quarter of 1999 and modifications that were made to the lead blast furnace during the first quarter of 2000. These changes combined increased total secondary smelter capacity by approximately 27%.

        In Peru, the La Oroya metallurgical complex increased the capacities of its lead and zinc refineries by approximately five percent each during the third quarter of 1999. In addition, the Company continues to replace equipment and make process improvements throughout the plant. The impacts of these changes are reflected in La Oroya's production performance. In the 2000 quarter, production of lead, zinc, silver and gold all exceeded the 1999 quarter and copper production was about the same as the prior year. For the 2000 period, production of all the main metals was better than the 1999 period. Lead and silver production were up more than 10% and gold bullion production improved by more than 50%, compared to the prior year. The increases in silver and gold production were primarily the result of acquiring concentrate feed with higher contents of these metals.

         The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

                                     RESULTS OF U.S. OPERATIONS

                                                      Three Months Ended         Six Months Ended
                                                           April 30,                  April 30,
                                                   -------------------------  ------------------------
                                                      2000         1999          2000         1999
                                                   ------------ ------------  ------------ -----------

Net sales (a)                                       $  77,109    $  81,193      $ 160,199   $ 157,564

Costs and expenses:
     Cost of sales                                     70,254       69,036        144,196     138,699
     Depreciation and amortization                      5,117        6,285         10,462      12,590
     Selling, general and administrative                4,936        4,368          9,641       8,522
     Exploration                                          941          858          1,541       1,850
                                                   ------------ ------------  ------------ -----------
         Total costs and expenses                      81,248       80,547        165,840     161,661
                                                   ------------ ------------  ------------ -----------

          Income from operations                       (4,139)         646         (5,641)     (4,097)

Other income (expense)
     Interest expense                                 (10,376)     (10,170)       (20,556)    (20,341)
     Interest income                                    3,525        3,527          7,061       7,066
     Other, net                                           255         (182)           636        (643)
                                                   ------------ ------------  ------------ -----------
                                                       (6,596)      (6,825)       (12,859)    (13,918)
                                                   ------------ ------------  ------------ -----------
     Loss before income tax expense                   (10,735)      (6,179)       (18,500)    (18,015)
Income tax expense                                        218          192            435       6,584
                                                   ------------ ------------  ------------ -----------

   Net loss                                         $ (10,953)   $  (6,371)     $ (18,935)  $ (24,599)
                                                   ============ ============  ============ ===========

      (a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

         Net Sales                                  $   4,611    $   4,204      $   9,437   $   8,275


SALES VOLUMES (SHORT TONS)
     Lead metal                                        103,289      107,099       211,547     212,116
     Zinc concentrates                                  25,218       27,197        47,709      50,171
     Copper concentrates                                 3,626        3,850         7,505       7,316

REALIZED PRICES ($/SHORT TON)(b)
     Lead metal                                        $511.12      $548.04       $527.13     $535.50
     Zinc concentrates                                  337.85       305.55        353.39      291.26
     Copper concentrates                                295.64       229.09        290.21      206.53

     (b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS

                                                      Three Months Ended            Six Months Ended
                                                         April 30,                    April 30,
                                                   --------------------------  ----------------------------
                                                       2000         1999           2000           1999
                                                   ------------- ------------  -------------- -------------

     Net sales (a)                                    $ 120,490    $ 110,472       $ 244,790     $ 215,819

     Costs and expenses:
          Cost of sales (a)                             105,107       91,104         212,282       181,648
          Depreciation and amortization                   2,182        1,918           4,402         3,790
          Selling, general and administrative (a)         4,667        4,651           8,987         9,138
                                                   ------------- ------------  -------------- -------------
              Total costs and expenses                  111,956       97,673         225,671       194,576
                                                   ------------- ------------  -------------- -------------

               Income from operations                     8,534       12,799          19,119        21,243

     Other income (expense)
          Interest expense                               (4,908)      (4,446)         (9,869)       (9,100)
          Interest income                                    66          396             158           507
          Other, net                                       (831)        (648)           (936)          326
                                                   ------------- ------------  -------------- -------------
                                                         (5,673)      (4,698)        (10,647)       (8,267)
                                                   ------------- ------------  -------------- -------------

          Income before income tax expense                2,861        8,101           8,472        12,976
     Income tax expense                                   1,316        1,164           1,218         1,940
                                                   ------------- ------------  -------------- -------------
         Net income                                   $   1,545    $   6,937       $   7,254     $  11,036
                                                   ============= ============  ============== =============

      (a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

     Net sales                                        $      23    $     343       $   1,549     $   2,770
     Cost of sales                                           94          683           1,549         2,885
     Selling, general and administrative expense          4,611        4,204           9,437         8,275

SALES VOLUMES

          Copper (short tons)                            18,719       18,165          36,527        35,363
          Lead (short tons)                              32,017       30,564          59,910        54,770
          Zinc (short tons)                              21,369       19,514          41,409        39,071
          Silver (thousands of troy ounces)               8,476        7,804          17,200        15,640
          Gold (thousands of troy ounces)                    20           14              50            30

REALIZED PRICES (b)
          Copper ($/short ton)                        $1,601.60    $1,288.66       $1,612.63     $1,328.29
          Lead ($/short ton)                             427.10       488.90          438.29        484.13
          Zinc ($/short ton)                           1,049.66       940.55        1,072.22        914.43
          Silver  ($/troy ounce)                           5.13         5.29            5.17          5.14
          Gold  ($/troy ounce)                           285.86       286.07          289.21        289.70

         (b) Net realized prices for metals include the effects of changes in:
             1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, and 3) net hedging activity.

         Results of operations for the three months and the six months ended April 30, 2000 and 1999 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

         NET SALES in the 2000 quarter were $197.6 million compared to $191.7 million in the 1999 quarter. An increase of $10.0 million is attributable to Peruvian operations. U.S. net sales were $4.1 million, or 5%, lower in the 2000 quarter, compared to the 1999 quarter, primarily due to lower realized prices for, and lower volume of, lead metal sales. Lead metal net sales decreased from $58.7 million in the 1999 quarter to $52.8 million in the 2000 quarter. Of this decrease, $2.1 million is attributable to a 4% reduction in lead metal sales volume. Management anticipates selling this lead at higher prices and higher premiums in the fourth quarter. Lower realized prices for lead metal accounted for a decrease of $3.8 million in lead metal net sales. Despite a 14% decrease in the LME average lead price, the net realized price for lead metal was only 7% lower in the 2000 quarter, compared to the 1999 quarter. The Company was able to maintain premiums over the LME price at near historical highs through its marketing efforts and its focus on sales of alloy and specialty lead products, which command higher premiums. The decrease in lead metal sales was partially offset by an increase of approximately $1.1 million in sales by Seafab Metals Company (Seafab), a division of FPI, and by a 10% increase in the volume of toll lead. The increase at Seafab was the result of improved production volume and increased sales of lead-silver anodes, which is a higher value product.

           Net sales for the 2000 period were $405.0 million compared to $373.4 million for the 1999 period. An increase of $29.0 million is attributable to Peruvian operations. U.S. net sales for the 2000 period were $2.6 million more than the 1999 period due primarily to increased realized prices for zinc concentrates and higher toll lead volumes, partially offset by lower lead metal prices. The average LME price for lead metal declined 9% in the 2000 period, compared to the 1999 period. However, as a result of improved premiums, the Company's net realized price was only 2% lower than the prior year reducing net sales by $1.8 million. Zinc and copper concentrate sales were $2.9 million higher in the 2000 period, compared to the 1999 period, primarily due to increases in the LME price for these metals. The production improvements at the Buick secondary smelter, discussed above, coupled with increased demand generated a 14% increase in toll lead volume, which contributed $1.4 million to the net sales increase. Other sales were slightly lower as increased sales at Seafab were more than offset by lower cable stripping fees and sales of other by-products.

           COST OF SALES for the 2000 quarter was $175.4 million compared to $160.1 million for the 1999 quarter. An increase of $14.0 million is attributable to Peruvian operations. U.S. cost of sales for the 2000 quarter was $1.2 million more than the 1999 quarter. This increase is primarily attributable to a 6% increase in the per unit production cost of lead metal. Several factors contributed to the increase in production cost per ton, including: 1) the impact of reduced mine production volume, 2) the impact of lower primary smelter production volume, 3) repair costs associated with the primary smelter production problems discussed previously, and 4) increased costs related to production of lead alloy products. These factors were somewhat mitigated by the impact of increased secondary smelter production volume. The increase in lead metal unit production cost was partially offset by sales volume changes, primarily reduced volume of lead metal sales.

           Cost of sales for the 2000 period was $356.5 million compared to $320.3 million for the 1999 period. Of this increase, $30.6 million is attributable to Peruvian operations. U.S. cost of sales for the 2000 period increased by $5.5 million compared to the 1999 period. For the reasons discussed above, the unit production cost of lead metal increased by 5%, compared to the prior year, accounting for $5.0 million of the cost of sales increase. The increased volume at Seafab contributed $1.6 million to the cost of sales increase. These increases were partially offset by lower processing costs for toll metal.

         DEPLETION, DEPRECIATION AND AMORTIZATION for the 2000 quarter decreased by $0.9 million compared to the 1999 quarter. For the 2000 period, depletion, depreciation and amortization decreased by $1.5 million compared to the 1999 period. Increases of $0.3 million for the 2000 quarter and $0.6 million for the 2000 period are attributable to Peruvian operations. The decreases in depletion, depreciation, and amortization for U.S. operations of $1.2 million for the 2000 quarter and $2.1 million for the 2000 period were primarily attributable to a significant number of assets with five-year lives becoming fully depreciated in March of 1999 and to a reduction in depletion expense associated with lower mine production rates and the shifting of production to areas with lower depletion rates.

         EXPLORATION expense for the 2000 quarter was approximately the same as the 1999 quarter. For the 2000 period, exploration expense decreased $0.3 million compared to the 1999 period primarily due to the completion of underground test work on a Missouri property, which was in process during the 1999 period. This reduction was partially offset by increased activity related to a feasibility study on a South African property.

        INCOME FROM OPERATIONS for the 2000 quarter was $4.4 million compared to $13.4 million for the 1999 quarter. For the 2000 period, operating income was $13.5 million compared to $17.1 million for the 1999 period. Decreases of $4.3 million for the quarter and $2.1 million for the six months are attributable to Peruvian operations. The remainder of the changes are primarily due to the factors discussed above.

         OTHER NET, income was $0.6 million in the 2000 quarter compared to $0.8 in the 1999 quarter. An increase in other net expense of $0.2 million is attributable to Peruvian operations. For U.S. operations, other net income was $0.3 million in the 2000 quarter compared to other net expense of $0.2 million in the 1999 quarter. The change is primarily due to rental income on capital assets provided for Peruvian operations, which was not in the prior year.

         Other net, expense was $0.3 million in the 2000 period, approximately the same as the 1999 period. An increase in other net expense of $1.2 million is attributable to Peruvian operations. For U.S. operations, other net income was $0.6 million in the 2000 period compared to other net expense of $0.6 in the 1999 period. The change is primarily due to rental income on capital assets provided for Peruvian operations, which was not in the prior year, and reductions in other taxes and losses on retirements of assets.

         INCOME TAX EXPENSE for the 2000 quarter and the 2000 period reflects the impact of a change in tax status effective at the beginning of the fiscal year. See "Item 1. Financial Statements--Note 2 to the Company's Consolidated Financial Statements." As a result of this change in tax status, the elimination of federal and most state deferred tax assets and liabilities for income tax purposes resulted in a charge to income tax expense of $6.2 million in the 1999 period.

RESULTS OF PERUVIAN OPERATIONS

         NET SALES in the 2000 quarter were $120.5 million compared to $110.5 million in the 1999 quarter. This increase is primarily the result of higher sales volumes of all of La Oroya's main metals and improved realized prices for copper and zinc, partially offset by lower realized prices for lead, silver and gold. The production improvements discussed previously increased refined silver sales volume by 9%, increasing net sales by $3.6 million. Volume increases for the other main metals, partially offset by reduced by-product sales, contributed another $1.3 million to the net sales increase. The LME average price for copper was 23% higher in the 2000 quarter, compared to the 1999 quarter. As a result, the Company's net realized price for refined copper increased by 24% in the 2000 quarter, increasing net sales by $5.9 million. Improved realized prices for zinc contributed another $2.3 million to the net sales increase. These increases were partially offset by lower realized prices for lead, silver and gold.

          Net sales for the 2000 period were $244.8 million compared to $215.8 million in the 1999 period. The increase is primarily the result of higher sales volumes for all of the main metals and improved realized prices for copper, zinc and silver, partially offset by lower realized prices for lead and gold, and reduced by-product sales. The production improvements discussed previously increased refined silver sales volume by 1.6 million ounces or 10%, increasing net sales by $8.0 million. Gold bullion sales volume was up by 20.5 thousand ounces or 69%, compared to the prior year, accounting for $5.9 million of the sales increase. Higher copper, lead and zinc volumes added another $6.4 million to the net sales improvement. The Company's net realized price for refined copper increased by 21% in the 2000 period, increasing net sales by $10.4 million. Improvements in zinc realized prices added $6.3 million to the net sales increase. These increases were partially offset by lower realized prices for lead metal and bullion lead, which reduced net sales by $4.1 million, and the absence of blister copper sales in the 2000 period, compared to $6.8 million in the 1999 period. Blister copper sales were eliminated in the 2000 in favor of more profitable refined copper sales.

         COST OF SALES increased from $91.1 million in the 1999 quarter to $105.1 million in the 2000 quarter. Sales volume increases, primarily in silver, gold and zinc, account for an increase of $7.3 million in cost of sales. A 36% increase in the unit production cost of refined copper contributed $7.8 million to the increase in cost of sales. This increase was primarily the result of higher feed costs for copper due to: 1) the 23% increase in LME copper price, 2) an increase in the cost of concentrates produced by the Company's Cobriza mining operation resulting from higher operating costs, coupled with a 14% decrease in the grade of ore mined, and
3) a reduction in copper treatment charges of approximately 4%. Production costs for refined zinc and gold were also somewhat higher in the 2000 quarter. These increases were partially offset by lower feed cost for refined lead resulting primarily from the decline in the LME price for lead.

         Cost of sales was $212.3 million the 2000 period compared to $181.6 million in the 1999 period. Higher sales volumes for all of the main metals increased cost of sales by $17.2 million. Increased production cost for refined copper, due to the factors discussed above, added $14.2 million to the cost of sales. These increases were partially offset by lower feed cost for lead metal and bullion lead, and reduced by-product sales, primarily blister copper.

         DEPRECIATION AND AMORTIZATION expense increased by $0.3 million for the 2000 quarter and $0.6 million the 2000 period, compared to the prior year, primarily due to recent capital additions.

         INCOME FROM OPERATIONS decreased $4.3 million in the 2000 quarter compared to the 1999 quarter and $2.1 million in the 2000 period compared to the 1999 period due primarily to the factors discussed above.

         INTEREST INCOME decreased $0.3 million for the 2000 quarter and the 2000 period, compared to the prior year, due primarily to interest from a customer on a past due account receivable in the 1999 period, which has been collected.

         OTHER NET, expense increased by $0.2 million in the 2000 quarter compared to the 1999 quarter. The change is primarily due to expense for air transportation services, which was not in the prior year.

         Other net, expense was $0.9 million in the 2000 period compared to other net income of $0.3 million in the 1999 period. The change is due to expense for air transportation services, which was not in the prior year, and to fluctuations in foreign currency transaction gains and losses, resulting primarily from changes in the exchange rate, partially offset by other miscellaneous income items.

         INCOME TAXES for the 2000 quarter and the 2000 period reflects interest and other losses of a Peruvian subsidiary that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of April 30, 2000, $23.6 million was outstanding, exclusive of $5.5 million of letters of credit, under the Doe Run Revolving Credit Facility.

        In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $50.0 million, less outstanding letters of credit, based upon specific percentages of eligible receivables and inventories. At April 30, 2000, $35.0 million was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At April 30, 2000, $5.4 million exclusive of $16.3 million of letters of credit and customs bonds was outstanding under these arrangements. Borrowings under the Peruvian working capital facilities, including the Doe Run Peru Revolving Credit Facility, are limited to $60.0 million under the indentures governing the Notes.

        Effective March 30, 2000 the Company's primary lender in Peru approved an increase in the maximum advance under the Doe Run Peru Revolving Credit Facility from $40.0 million to $50.0 million, subject to documentation. In addition, the lender approved an independent line of $10.0 million for the issuance of guarantee letters. Unlike the Revolving Credit Facility, this independent line is not committed and is subject to modification or cancellation at the option of the lender.

        Net unused availability at April 30, 2000 was $32.2 million under the Doe Run Revolving Credit Facility and $15.0 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $17.2 million of cash at April 30, 2000.

         In the 2000 quarter, cash provided by operating activities was $2.0 million, cash used in investing activities was $7.3 million and cash provided by financing activities was $18.4 million. For the 2000 period, cash used in operating activities was $3.7 million, cash used in investing activities was $15.8 million and cash provided by financing activities was $26.7 million.

         In the U.S., the Company had capital expenditures of $3.5 million for the 2000 period and has projected total capital expenditures, for fiscal 2000, of approximately $7.8 million, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $64.8 million per year on repairs and maintenance from fiscal 1996 through fiscal 1999. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

         As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million by October 23, 2002, as set forth in the purchase agreement. The Company estimates that it has spent approximately $70.2 million on qualifying expenditures under the investment commitment through April 30, 2000. The current estimate of completed expenditures is less than previously reported as a recently received independent audit certification disallowed certain expenditures, through October 31, 1999, which were previously believed to qualify. Peruvian operations had capital expenditures of $12.3 million in the 2000 period and have projected total capital expenditures for fiscal 2000 of approximately $24.5 million, primarily for environmental improvements and to support ongoing operations.

         The Company has substantial indebtedness and debt service requirements. As of April 30, 2000, on a consolidated basis, the Company had $513.1 million of indebtedness outstanding, or $388.1 million net of the Special Term Deposit securing certain indebtedness. Management believes that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future. However, metal prices sustained at current levels for an extended period, or decreasing further, will adversely impact liquidity. Should this occur, management will reevaluate capital, exploration and maintenance spending levels and consider further changes in operations in order to maintain sufficient liquidity.

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

FORWARD-LOOKING STATEMENTS

       This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; political conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

       On May 28, 2000, a presidential runoff election was held in Peru, after which President Fujimori was declared the winner. Amid allegations of irregularities, the election was boycotted by international election oversight organizations and by Alejandro Toledo, the challenger to President Fujimori. The events surrounding the election have been widely reported by the international press and criticized by the United States and other countries. As of May 31, 2000, the Company's operations in Peru have been unaffected by these developments. However, management recognizes the potential for political instability, social unrest, and deterioration of economic conditions, which could adversely impact the operating activities, results of operations and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Company has outstanding $55 million of indebtedness on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At April 30, 2000, the effective rate was approximately 12.65%.

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

       See "Item 1. Financial Statements - Note 7 to the Company's Consolidated Financial Statements" for information regarding other pending litigaion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

            Exhibit 10.1.1 Amendments to Contract for a Line of Credit in Foreign Currency, dated June 11, 1998 (with English translation)

            Exhibit 27                Financial Data Schedule


                              S I G N A T U R E S


            Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE DOE RUN RESOURCES CORPORATION
                                          (Registrant)





           June 8, 2000                   /s/ Marvin K. Kaiser
           ------------                   -------------------------------------------------------
                   Date                   Marvin. K. Kaiser
                                          Vice President and Chief Financial Officer
                                          (duly authorized officer and principal financial officer)
