Form 10-Q
period 2000-07-31
DOE RUN RESOURCES CORP
filed 2000-09-11
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JULY 31, 2000

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

Number of shares outstanding of each of the issuer's classes of common stock, as of September 11, 2000:
COMMON STOCK, $.10 PAR VALUE                                        1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q


                                                                                                           PAGE NO.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets
  July 31, 2000 and October 31, 1999                                                                           3
Consolidated Statements of Operations
  three and nine months ended July 31, 2000 and 1999                                                           4
Condensed Consolidated Statements of Cash Flows
  nine months ended July 31, 2000 and 1999                                                                     5
Notes to Consolidated Financial Statements                                                                    6-21

                               DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
   July 31, 2000 and October 31, 1999                                                                         22
Condensed Consolidated Statements of Operations
   three and nine months ended July 31, 2000 and 1999                                                         23
Condensed Consolidated Statements of Cash Flows
   nine months ended July 31, 2000 and 1999                                                                   24
Notes to Condensed Consolidated Financial Statements                                                          25


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                                             26-36
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
   MARKET RISK                                                                                                37

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS                                                                                    37

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS                                                                                                 37

SIGNATURES                                                                                                    38


                        THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                JULY 31,             OCTOBER 31,
                                                                                                 2000                   1999
                                                                                           -----------------      -----------------
                                                                                              (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                                                                   $           7,024      $           9,886
    Trade accounts receivable, net of allowance for
       doubtful accounts                                                                              76,730                 88,884
    Inventories                                                                                      139,070                120,261
    Prepaid expenses and other current assets                                                         43,993                 33,861
    Net deferred tax assets                                                                            2,268                  2,115
                                                                                           -----------------      -----------------
       Total current assets                                                                          269,085                255,007

Property, plant and equipment, net                                                                   271,756                269,042
Special term deposit                                                                                 125,000                125,000
Net deferred tax assets                                                                                1,969                  1,606
Other noncurrent assets, net                                                                          11,249                 14,062
                                                                                           -----------------      -----------------
       Total assets                                                                        $         679,059      $         664,717
                                                                                           =================      =================

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Short-term borrowings and current maturities of long-term debt                         $          12,377      $           8,582
    Accounts payable                                                                                  50,106                 54,736
    Accrued liabilities                                                                               60,323                 49,793
                                                                                           -----------------      -----------------
       Total current liabilities                                                                     122,806                113,111

Long-term debt, less current maturities                                                              504,423                477,286
Other noncurrent liabilities                                                                          55,262                 57,699
                                                                                           -----------------      -----------------
       Total liabilities                                                                             682,491                648,096

Shareholder's equity:

    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                                           -                      -
    Additional paid-in capital                                                                         5,238                  5,238
    Retained earnings                                                                                 (7,885)                12,168
    Accumulated other comprehensive income                                                              (785)                  (785)
                                                                                           -----------------      -----------------
       Total shareholder's equity                                                                     (3,432)                16,621
                                                                                           -----------------      -----------------
       Total liabilities and shareholder's equity                                          $         679,059      $         664,717
                                                                                           =================      =================


                       THE DOE RUN RESOURCES CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             JULY 31,                       JULY 31,
                                                                 -------------------------------  -------------------------------
                                                                      2000            1999             2000            1999
                                                                 ---------------  --------------  ---------------  --------------

Net sales                                                        $       194,788  $      203,998  $       597,299  $      574,664

Costs and expenses:
         Cost of sales                                                   175,963         172,748          532,441         493,095
         Depletion, depreciation and amortization                          7,399           7,684           22,263          24,064
         Selling, general and administrative                               7,243           8,186           23,809          22,777
         Exploration                                                       1,689           1,005            3,230           2,855
                                                                 ---------------  --------------  ---------------  --------------
            Total costs and expenses                                     192,294         189,623          581,743         542,791
                                                                 ---------------  --------------  ---------------  --------------

            Income from operations                                         2,494          14,375           15,556          31,873
Other income (expense):
         Interest expense                                                (15,601)        (14,972)         (46,026)        (44,413)
         Interest income                                                   3,613           3,629           10,832          11,202
         Other, net                                                          949            (888)           1,065          (1,557)
                                                                 ---------------  --------------  ---------------  --------------
                                                                         (11,039)        (12,231)         (34,129)        (34,768)
                                                                 ---------------  --------------  ---------------  --------------

            Income (loss) before income tax expense (benefit)             (8,545)          2,144          (18,573)         (2,895)
Income tax expense (benefit)                                                (173)          1,186            1,480           9,710
                                                                 ---------------  --------------  ---------------  --------------
            Net income (loss)                                    $        (8,372) $          958  $       (20,053) $      (12,605)
                                                                 ===============  ==============  ===============  ==============


                 The accompanying notes are an integral part of these
                         consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                  NINE MONTHS
                                                                                                 ENDED JULY 31,
                                                                                        --------------------------------
                                                                                             2000             1999
                                                                                        ---------------  ---------------

Cash flows from operating activities:
    Net loss                                                                            $      (20,053)  $      (12,605)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation, depletion and amortization                                                22,263           24,064
        Amortization of deferred financing fees                                                  2,628            2,666
        Deferred income taxes                                                                     (516)           7,187
        Imputed interest                                                                           205              358
        Increase (decrease) resulting from changes in assets and liabilities                   (12,323)              58
                                                                                        ---------------  ---------------

           Net cash provided by (used in) operating activities                                  (7,796)          21,728

Cash flows from investing activities:
    Purchases of property, plant and equipment                                                 (25,197)         (24,912)
                                                                                        ---------------  ---------------
        Net cash used in investing activities                                                  (25,197)         (24,912)

Cash flows from financing activities:
    Proceeds from revolving loans and
      short term borrowings, net                                                                32,863          (15,544)
    Proceeds from long-term debt                                                                     -            5,665
    Payments on long-term debt                                                                  (2,732)          (2,075)
    Proceeds from sale/leaseback transactions                                                        -           17,922
    Payment of deferred financing costs                                                              -             (467)
                                                                                        ---------------  ---------------
        Net cash provided by financing activities                                               30,131            5,501
                                                                                        ---------------  ---------------
        Net increase (decrease) in cash                                                         (2,862)           2,317

Cash at beginning of period                                                                      9,886            4,646
                                                                                        ---------------  ---------------
Cash at end of period                                                                   $        7,024   $        6,963
                                                                                        ==============   ===============

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest, net of capitalized interest                                             $       30,699   $       29,206
                                                                                        ==============   ===============
      Income taxes                                                                      $        1,314   $        6,739
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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)      SUMMARY OF  SIGNIFICANT ACCOUNTING POLICIES

                  UNAUDITED INTERIM FINANCIAL STATEMENTS

         These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2000 and results of operations for the three and nine month periods ended July 31, 2000 and 1999. Interim periods are not necessarily indicative of results to be expected for the year.

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

(3)      INVENTORIES

         Inventories consist of the following:


                                                                       JULY 31,     OCTOBER 31,
                                                                         2000           1999
                                                                     -------------  -------------

         Finished metals and concentrates                            $      25,099  $      10,527
         Metals and concentrates in process                                 70,859         66,958
         Materials, supplies and repair parts                               43,112         42,776
                                                                     -------------  -------------

                                                                     $     139,070  $     120,261
                                                                     =============  =============


         Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,300 and $4,200 at July 31, 2000 and October 31, 1999, respectively.

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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


                                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     JULY 31,                   JULY 31,
                                                            --------------------------------------------------------
        OPERATING SEGMENTS - REVENUES                            2000         1999         2000           1999
                                                            ------------  -----------  ------------    -------------
        Revenues from external customers:
           Peruvian operations                              $    118,689  $   117,840  $   361,001    $   330,942
           Primary lead                                           52,644       60,344      167,346        174,286
           Secondary lead                                         17,786       14,464       46,601         42,208
           Fabricated products                                     6,402        7,146       20,580         19,108
                                                            ------------  -----------  ------------    -------------
                   Total                                         195,521      199,794      595,528        566,544

        Revenues from other operating segments: (1)
           Peruvian operations                                        24           80        1,573          2,850
           Primary lead                                              826          505        1,949          1,031
           Secondary lead                                             10           73          371            381
           Fabricated products                                         6            -           17              -
                                                            ------------  -----------  ------------    -------------
            Total                                                    866          658        3,910          4,262
                                                            ------------  -----------  ------------    -------------
            Total revenues for reportable segments               196,387      200,452      599,438        570,806
                   Other revenues (2)                               (733)       4,204        1,771          8,120
                   Intersegment eliminations                        (866)        (658)      (3,910)        (4,262)
                                                            ------------  -----------  ------------    -------------
                     Total consolidated revenues            $    194,788  $   203,998  $   597,299     $  574,664
                                                            ============  ===========  ============    =============

       (1) Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.
       (2) Other revenues consist of metal sales not attributed to operating segments and gains (losses) on hedging transactions.


                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
        OPERATING SEGMENTS - EBITDA (EARNINGS                          JULY 31,                 JULY 31,
        BEFORE INTEREST, TAXES, AND DEPLETION,                --------------------------------------------------------
        DEPRECIATION AND AMORTIZATION)                           2000          1999         2000          1999
                                                              ------------  ------------  ------------  --------------
        Peruvian operations                                   $   10,767    $   13,687    $ 33,352      $ 38,931
        Primary lead                                               1,026         7,785       6,732        20,284
        Secondary lead                                             3,418         2,717      11,002         7,556
        Fabricated products                                          581           616       1,933         1,763
                                                              ------------  ------------  ------------  --------------
                   Total reportable segments                      15,792        24,805      53,019        68,534
        Other revenues and expenses (3)                           (1,891)          451      (2,051)       (2,392)
        Corporate selling, general and
            administrative expenses                               (3,078)       (4,070)    (12,086)      (11,897)
        Intersegment eliminations                                     19           (15)          2           135
                                                              ------------  ------------  ------------  --------------
                   Consolidated EBITDA                            10,842        21,171      38,884        54,380
        Depreciation, depletion and amortization                  (7,399)       (7,684)    (22,263)      (24,064)
        Interest income                                            3,613         3,629      10,832        11,202
        Interest expense                                         (15,601)      (14,972)    (46,026)      (44,413)
                                                              ------------  ------------  ------------  --------------

                   Income (loss) before income taxes          $   (8,545)   $    2,144    $(18,573)     $ (2,895)
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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



(5)      HEDGING

         The fair market value of the Company's hedging positions at July 31, 2000 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date. As management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold.

         The Company's open hedging positions at July 31, 2000 were:

           FUTURES SALES CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                  FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------
        Copper                      992 tons    $.7600/lb. to $.8328/lb.      $      (17,352)    Aug. 00 to Dec. 00
        Lead                     24,113 tons    $.1946/lb. to $.2359/lb.            (923,200)    Aug. 00 to Dec. 01


           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                  FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------
        Copper                   14,075 tons    $.7800/lb. to $.9000/lb.      $   (1,984,670)    Aug. 00 to Aug. 01
        Lead                     67,516 tons    $.2041/lb. to $.2300/lb.          (1,287,885)    Aug. 00 to Aug. 01
        Zinc                     21,770 tons    $.5089/lb. to $.5670/lb.            (382,750)    Aug. 00 to Mar. 01


           SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                  FAIR
              METAL            QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
        ------------------ ------------------ -----------------------------   ---------------- -------------------------
        Copper                    1,102 tons    $.7711/lb. to $.8051/lb.      $            -     Aug. 00 to Sep. 00
        Lead                      3,858 tons    $.1950/lb. to $.2200/lb.             (44,100)    Aug. 00 to Sep. 00
        Zinc                      6,587 tons    $.4762/lb. to $.5443/lb.            (109,951)    Aug. 00 to Dec. 00
        Silver                    20,000 oz.           $4.95/oz.                      (3,300)    Aug. 00 to Sep. 00
        Gold                       1,500 oz.          $280.00/oz.                     (2,900)    Aug. 00 to Sep. 00


(6)    ENVIRONMENTAL AND LITIGATION MATTERS

       ENVIRONMENTAL

       The Company has recorded a liability of approximately $31,400 as of July 31, 2000, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

         Primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), but is subject to a state closure permit. The Company has accrued approximately $1,000 related to the cost of closure pursuant to this permit, which is management's best estimate of closure costs under the current requirements of the permit. The Company expects to sign a voluntary Administrative Order of Consent (AOC) in the fourth quarter of 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the plant, and lead releases from the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required after the study is completed. In addition, when the Company signs the AOC, the Company will also agree to replace the soil in yards of private residences within a half-mile of the smelter. The estimated cost of this cleanup is approximately $800, to be performed in fiscal 2001 and the first part of 2002. The Company will also agree to test soils in an area outside the half-mile zone to determine if additional remediation is required. The estimated cost may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of soil testing.

         The Company is working with regulators to develop a new plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The will be submitted in September 2000, subject to final approval by regulators. Capital expenditures for the control measures are expected to total approximately $1,100 in fiscal 2000 and $9,000 thereafter, approximately $8,000 of which will be spent by the end of fiscal 2002.

         The Company has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of July 31, 2000 of approximately $11,400 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

         The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site; the remediation work required by the AOC will be completed in September, 2000, followed by revegetation and ongoing monitoring and maintenance activities.

         The Company has also signed AOCs to perform an Engineering Evaluation/Cost Analysis (EE/CA) on each of the Bonne Terre, National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. In

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


         addition, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion currently expected within three years. The Company has signed an order to conduct interim measures until the RI/FS is complete, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

         The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. A predecessor of the Company was a former operator of the site in a joint venture with another company. The EPA has not decided whether any action will be taken, but the Company and the joint venture partner have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. The Company has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, the Company has determined that it was not involved in operations at the satellite site. At this time, based on this preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

         The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of July 31, 2000 of approximately $1,800 for corrective action and $2,600 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

         The Company's domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. It is expected that stricter discharge limits than previously in effect may be included in permits now subject to renewal. If additional treatment facilities were required under these permits, capital expenditures of approximately $4,000 would be required. Management does not expect an appreciable increase in operating costs.

         The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $14,600. Certain closure requirements have already been performed. The Company accrues for the cost of ultimate closure at a rate of approximately $500 per year. The Company's mine and mill closure reserves were approximately $7,400 as of July 31, 2000.

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
                                                              =============

         The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $189,950 for this period. Fiscal 2000 spending through July 31, 2000 was approximately $9,100.

         Doe Run Peru's Cobriza mine has a separate PAMA to be completed by mid-2002. The total estimated cost of capital projects to manage tailings, sewage and garbage under the PAMA is approximately $9,600, with approximately $5,100 spent through July 31, 2000. The Company is delaying further spending on the tailing projects in the PAMA while tailings management options and cost estimates are reviewed. Once this process is completed, the estimate of costs under the PAMA could increase.

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

         The Company is responsible for the closure costs relating to a zinc ferrite disposal site. The Company has accrued $7,200 for the closure costs and, although a plan for closure of the site has not been finalized, management feels that this reserve is adequate.

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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF JULY 31, 2000 (UNAUDITED)


                                                                   The Company
                                                                    Excluding                         Doe Run Cayman
                                                                    Guarantor         Domestic         and Certain
                                                                   Subsidiaries      Guarantors       Subsidiaries
                                                                   ------------      ----------       ------------

                                     ASSETS
Current assets:
     Cash                                                          $        478      $     (478)       $        45
     Trade accounts receivable, net of allowance for
         doubtful accounts                                               44,306           5,639                  -
     Inventories                                                         56,532           1,944                  -
     Prepaid expenses and other current assets                           11,037             169                583
     Net deferred tax assets                                                  -               -                  -
     Due from subsidiaries                                               18,550               -                  -
     Due from parent                                                          -               -                  -
                                                                   ------------      ----------       ------------
         Total current assets                                           130,903           7,274                628
Property, plant and equipment, net                                      131,105           7,015                  -
Special term deposit                                                    125,000               -                  -
Net deferred tax assets                                                       -               -                (59)
Other noncurrent assets, net                                             10,583             229                208
Investment in subsidiaries                                               29,237               -            194,109
                                                                   ------------      ----------       ------------
         Total assets                                              $    426,828      $   14,518       $    194,886
                                                                   ============      ==========       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                         $        386      $        -       $      1,473
     Accounts payable                                                    13,090           2,073                  -
     Accrued liabilities                                                 37,175             386              7,120
     Due to subsidiaries                                                      -               -             27,952
     Due to parent                                                            -          10,211              2,734
                                                                   ------------      ----------       ------------
         Total current liabilities                                       50,651          12,670             39,279
Long-term debt, less current maturities                                 333,589               -            126,359
Other noncurrent liabilities                                             46,020           1,841                  -
                                                                   ------------      ----------       ------------
         Total liabilities                                              430,260          14,511            165,638
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                              0               -                  -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                              -               1                  -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                               -               -              2,005
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                            -               -                  -
     Additional paid in capital                                           5,238           1,205                  -
     Due from parent                                                          -               -                  -
     Foreign currency translation adjustment                                  -               -                  -
     Retained earnings and accumulated other
         comprehensive income                                            (8,670)         (1,199)            27,243
                                                                   ------------      ----------       ------------
         Total shareholders' equity                                      (3,432)              7             29,248
                                                                   ------------      ----------       ------------
         Total liabilities and shareholders' equity                $    426,828      $   14,518       $    194,886
                                                                   ============      ==========       ============



                                                                     Doe Run
                                                                     Peru and                             The
                                                                   Subsidiaries      Eliminations       Company
                                                                   ------------      ------------       ---------
                                     ASSETS
Current assets:
     Cash                                                          $      6,979      $          -       $   7,024
     Trade accounts receivable, net of allowance for
         doubtful accounts                                               27,375              (590)         76,730
     Inventories                                                         80,612               (18)        139,070
     Prepaid expenses and other current assets                           34,430            (2,226)         43,993
     Net deferred tax assets                                              2,268                 -           2,268
     Due from subsidiaries                                                    -           (18,550)              -
     Due from parent                                                     27,952           (27,952)              -
                                                                   ------------      ------------       ---------
         Total current assets                                           179,616           (49,336)        269,085
Property, plant and equipment, net                                      133,636                 -         271,756
Special term deposit                                                          -                 -         125,000
Net deferred tax assets                                                   2,028                 -           1,969
Other noncurrent assets, net                                                229                 -          11,249
Investment in subsidiaries                                                    -          (223,346)              -
                                                                   ------------      ------------       ---------
         Total assets                                              $    315,509      $   (272,682)      $ 679,059
                                                                   ============      ============       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                         $     10,518      $          -       $  12,377
     Accounts payable                                                    35,533              (590)         50,106
     Accrued liabilities                                                 17,868            (2,226)         60,323
     Due to subsidiaries                                                      -           (27,952)              -
     Due to parent                                                        5,605           (18,550)              -
                                                                   ------------      ------------       ---------
         Total current liabilities                                       69,524           (49,318)        122,806
Long-term debt, less current maturities                                  44,475                 -         504,423
Other noncurrent liabilities                                              7,401                 -          55,262
                                                                   ------------      ------------       ---------
         Total liabilities                                              121,400           (49,318)        682,491
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                              -                 -               0
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                              -                (1)              -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                               -            (2,005)              -
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                      271,435          (271,435)              -
     Additional paid in capital                                         (16,234)           15,029           5,238
     Due from parent                                                   (105,257)          105,257               -
     Foreign currency translation adjustment                            (19,743)           19,743               -
     Retained earnings and accumulated other
         comprehensive income                                            63,908           (89,952)         (8,670)
                                                                   ------------      ------------       ---------
         Total shareholders' equity                                     194,109          (223,364)         (3,432)
                                                                   ------------      ------------       ---------
         Total liabilities and shareholders' equity                $    315,509      $   (272,682)      $ 679,059
                                                                   ============      ============       =========



                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

              CONDENSED CONSOLIDATING BALANCE SHEET
                AS OF OCTOBER 31, 1999 (UNAUDITED)

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
                                                                   ============      ==========       ============


                                                                     Doe Run
                                                                     Peru and                             The
                                                                   Subsidiaries      Eliminations        Company
                                                                   ------------      ------------       ---------
                                     ASSETS
Current assets:
     Cash                                                          $      3,997      $          -       $   9,886
     Trade accounts receivable, net of allowance for
         doubtful accounts                                               38,864              (501)         88,884
     Inventories                                                         71,122               (20)        120,261
     Prepaid expenses and other current assets                           27,958              (745)         33,861
     Net deferred tax assets                                              2,165                 -           2,115
     Due from subsidiaries                                                  122           (11,443)              -
     Due from parent                                                     23,622           (23,622)              -
                                                                   ------------      ------------       ---------
         Total current assets                                           167,850           (36,331)        255,007
Property, plant and equipment, net                                      120,595                 -         269,042
Special term deposit                                                          -                 -         125,000
Net deferred tax assets                                                   1,646                 -           1,606
Other noncurrent assets, net                                                323                 -          14,062
Investment in subsidiaries                                                    -          (221,256)              -
                                                                   ------------      ------------       ---------
         Total assets                                              $    290,414      $   (257,587)      $ 664,717
                                                                   ============      ============       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                         $      6,946      $          -       $   8,582
     Accounts payable                                                    36,790              (501)         54,736
     Accrued liabilities                                                 16,547              (745)         49,793
     Due to subsidiaries                                                      -           (23,744)              -
     Due to parent                                                        1,269           (11,321)              -
                                                                   ------------      ------------       ---------
         Total current liabilities                                       61,552           (36,311)        113,111
Long-term debt, less current maturities                                  33,234                 -         477,286
Other noncurrent liabilities                                              7,401                 -          57,699
                                                                   ------------      ------------       ---------
         Total liabilities                                              102,187           (36,311)        648,096
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                              -                 -               0
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                              -                (1)              -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                               -            (2,005)              -
     Common stock, one nuevo sole par value, 729,548, 057
         shares authorized, issued and outstanding                      271,435          (271,435)              -
     Additional paid in capital                                         (16,234)           15,029           5,238
     Due from parent                                                   (104,865)          104,865               -
     Foreign currency translation adjustment                            (20,135)           20,135               -
     Retained earnings and accumulated other
         comprehensive income                                            58,026           (87,864)         11,383
                                                                   ------------      ------------       ---------
         Total shareholders' equity                                     188,227          (221,276)         16,621
                                                                   ------------      ------------       ---------
         Total liabilities and shareholders' equity                $    290,414      $   (257,587)      $ 664,717
                                                                   ============      ============       =========


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED)


                                                The Company
                                                 Excluding                  Doe Run Cayman     Doe Run
                                                 Guarantor     Domestic      and Certain       Peru and                     The
                                                Subsidiaries   Guarantors    Subsidiaries     Subsidiaries  Eliminations  Company
                                                ------------   ----------    ------------     ------------  ------------  -------
Net sales                                           $ 75,187    $ 6,408         $ 3,641         $118,713      $ (9,161)   $ 194,788

Costs and expenses:
     Cost of sales                                    66,701      5,464               -          104,683          (885)     175,963
     Depletion, depreciation and amortization          4,762        387               -            2,250             -        7,399
     Selling, general and administrative               3,078        355           2,500            9,605        (8,295)       7,243
     Exploration                                         783          -               -              906             -        1,689
                                                    ---------     ------       ---------          ------        ------     ---------
        Total costs and expenses                      75,324      6,206           2,500          117,444        (9,180)     192,294
                                                    ---------     ------       ---------          ------        ------     ---------

        Income from operations                          (137)       202           1,141            1,269            19        2,494

Other income (expense):
     Interest expense                                (10,564)      (257)         (3,670)          (1,363)          253      (15,601)
     Interest income                                   3,776          -               -               90          (253)       3,613
     Other, net                                          409         (7)            (17)             564             -          949
     Equity in earnings of subsidiaries               (1,639)         -             793                -           846            -
                                                    ---------     ------       ---------          ------        ------     ---------
                                                      (8,018)      (264)         (2,894)            (709)          846      (11,039)
                                                    ---------     ------       ---------          ------        ------     ---------
        Income (loss) before income tax
              expense (benefit)                       (8,155)       (62)         (1,753)             560           865       (8,545)
     Income tax expense (benefit)                        217          -            (157)            (233)            -         (173)
                                                    ---------     ------       ---------          ------        ------     ---------

        Net income (loss)                           $ (8,372)     $ (62)       $ (1,596)          $  793         $ 865      $(8,372)
                                                    =========     ======       =========          ======        ======     =========


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED JULY 31, 1999 (UNAUDITED)


                                                The Company
                                                 Excluding                 Doe Run Cayman      Doe Run
                                                 Guarantor      Domestic    and Certain       Peru and                      The
                                                Subsidiaries   Guarantors   Subsidiaries    Subsidiaries   Eliminations   Company
                                                ------------   ----------   ------------    ------------   ------------   -------
Net sales                                         $ 84,152       $ 7,145       $ 3,191        $117,920       $ (8,410)    $ 203,998

Costs and expenses:
     Cost of sales                                  67,724         6,069             -          99,598           (643)      172,748
     Depletion, depreciation and amortization        5,393           382             -           1,909              -         7,684
     Selling, general and administrative             4,069           433         2,804           8,632         (7,752)        8,186
     Exploration                                     1,005             -             -               -              -         1,005
                                                    -------        ------       ------          -------        -------      --------
        Total costs and expenses                    78,191         6,884         2,804         110,139         (8,395)      189,623
                                                    -------        ------       ------          -------        -------      --------

        Income (loss) from operations                5,961           261           387           7,781            (15)       14,375

Other income (expense):
     Interest expense                              (10,189)         (273)       (3,698)         (1,030)           218       (14,972)
     Interest income                                 3,796             -             -              51           (218)        3,629
     Other, net                                         92           (29)         (433)           (518)             -          (888)
     Equity in earnings of subsidiaries              1,497             -         5,884               -         (7,381)            -
                                                    -------        ------       ------          -------        -------      --------
                                                    (4,804)         (302)        1,753          (1,497)        (7,381)      (12,231)
                                                    -------        ------       ------          -------        -------      --------
        Income (loss) before income tax
              expense                                1,157           (41)        2,140           6,284         (7,396)        2,144
     Income tax expense                                199             -           587             400              -         1,186
                                                    -------        ------       ------          -------        -------      --------

        Net income (loss)                           $  958          $(41)     $  1,553         $ 5,884        $(7,396)       $  958
                                                    =======        ======     ========        ========       =========       =======


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED JULY 31, 2000 (UNAUDITED)


                                                The Company
                                                  Excluding                 Doe Run Cayman   Doe Run
                                                  Guarantor     Domestic     and Certain     Peru and                     The
                                                 Subsidiaries  Guarantors    Subsidiaries   Subsidiaries  Eliminations   Company
                                                 ------------  ----------    ------------   ------------  ------------   -------
Net sales                                          $ 232,129    $ 20,597       $ 10,171       $362,574      $(28,172)    $ 597,299

Costs and expenses:
     Cost of sales                                   200,183      17,656              -        318,514        (3,912)      532,441
     Depletion, depreciation and amortization         14,442       1,169              -          6,652             -        22,263
     Selling, general and administrative              12,086         988          7,430         27,567       (24,262)       23,809
     Exploration                                       2,324           -              -            906             -         3,230
                                                    --------     -------         ------       --------       --------     --------
        Total costs and expenses                     229,035      19,813          7,430        353,639       (28,174)      581,743
                                                    --------     -------         ------       --------       --------     --------

        Income from operations                         3,094         784          2,741          8,935             2        15,556

Other income (expense):
     Interest expense                                (31,113)       (780)       (11,017)        (3,885)          769       (46,026)
     Interest income                                  11,353           -              -            248          (769)       10,832
     Other, net                                        1,057         (19)           (73)           100             -         1,065
     Equity in earnings of subsidiaries               (3,792)         -           5,882              -        (2,090)           -
                                                    --------     -------         ------       --------       --------     --------
                                                     (22,495)       (799)        (5,208)        (3,537)       (2,090)      (34,129)
                                                    --------     -------         ------       --------       --------     --------
        Income (loss) before income tax
              expense (benefit)                      (19,401)        (15)        (2,467)         5,398        (2,088)      (18,573)
     Income tax expense (benefit)                        652           -          1,312           (484)            -         1,480
                                                    --------     -------         ------       --------       --------     --------

        Net income (loss)                          $ (20,053)   $    (15)      $ (3,779)      $  5,882      $ (2,088)    $ (20,053)
                                                   ==========   =========      =========      ========      =========    ==========


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)

                                                 The Company
                                                  Excluding                 Doe Run Cayman    Doe Run
                                                  Guarantor     Domestic      and Certain      Peru and                    The
                                                 Subsidiaries  Guarantors     Subsidiaries   Subsidiaries  Eliminations  Company
                                                 ------------  ----------     ------------   ------------  ------------  -------
Net sales                                        $  238,862     $ 19,108         $ 8,913      $ 333,792     $ (26,011)    $ 574,664

Costs and expenses:
     Cost of sales                                  197,256       16,105               -        284,131        (4,397)      493,095
     Depletion, depreciation and amortization        17,221        1,144               -          5,699             -        24,064
     Selling, general and administrative             11,896        1,128           7,358         24,144       (21,749)       22,777
     Exploration                                      2,855            -               -              -             -         2,855
                                                   ---------    ---------       --------      ---------      ---------     --------
        Total costs and expenses                    229,228       18,377           7,358        313,974       (26,146)      542,791
                                                   ---------    ---------       --------      ---------      ---------     --------

        Income from operations                        9,634          731           1,555         19,818           135        31,873

Other income (expense):
     Interest expense                               (30,530)        (826)        (11,156)        (2,672)          771       (44,413)
     Interest income                                 11,415            -               -            558          (771)       11,202
     Other, net                                        (467)        (113)            401         (1,378)            -        (1,557)
     Equity in earnings of subsidiaries               4,126            -          15,467              -       (19,593)           -
                                                   ---------    ---------       --------      ---------      ---------     --------
                                                    (15,456)        (939)          4,712         (3,492)      (19,593)      (34,768)
                                                   ---------    ---------       --------      ---------      ---------     --------
        Income (loss) before income tax
              expense                                (5,822)        (208)          6,267         16,326       (19,458)       (2,895)
     Income tax expense                               6,783            -           2,068            859             -         9,710
                                                   ---------    ---------       --------      ---------      ---------     --------

        Net income (loss)                        $  (12,605)   $    (208)       $  4,199      $  15,467     $ (19,458)   $  (12,605)
                                                 ===========   ==========       ========     ==========    ===========   ===========


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JULY 31, 2000 (UNAUDITED)

                                                     The Company
                                                      Excluding                Doe Run Cayman   Doe Run
                                                      Guarantor     Domestic    and Certain      Peru and                     The
                                                     Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations   Company
                                                     ------------  ----------   ------------   ------------  ------------   -------
Net cash provided by (used in) operating activities   $ (13,436)     $  (336)     $   332        $  7,734     $ (2,090)   $  (7,796)
Cash flows from investing activities:
       Purchases of property, plant and equipment        (5,164)        (340)           -         (19,693)           -      (25,197)
       Investment in subsidiaries                         3,792            -       (5,882)             -         2,090            -
                                                       --------      --------     -------        --------     --------    ---------
         Net cash provided by (used in)
            investing activities                         (1,372)        (340)      (5,882)        (19,693)       2,090      (25,197)
Cash flows from financing activities:
       Proceeds from revolving loans
         and short-term borrowings, net                  15,584            -            -          17,279            -       32,863
       Payments on long-term debt                          (266)           -            -          (2,466)           -       (2,732)
       Loans from parent/subsidiaries                    (7,229)       1,545        5,556             128            -            -
                                                       --------      --------     -------        --------     --------    ---------
         Net cash provided by
             financing activities                         8,089        1,545        5,556          14,941            -       30,131
                                                       --------      --------     -------        --------     --------    ---------
         Net increase (decrease) in cash                 (6,719)         869            6           2,982            -       (2,862)

Cash at beginning of period                               7,197       (1,347)          39           3,997            -        9,886
                                                       --------      --------     -------        --------     --------    ---------
Cash at end of period                                 $     478      $  (478)     $    45        $  6,979     $      -    $   7,024
                                                      =========      ========     =======        ========     ========    =========


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7) GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JULY 31, 1999 (UNAUDITED)

                                                     The Company
                                                      Excluding                Doe Run Cayman   Doe Run
                                                      Guarantor     Domestic    and Certain      Peru and                    The
                                                     Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations  Company
                                                     ------------  ----------   ------------   ------------  ------------  -------
Net cash provided by (used in) operating activities   $   7,373    $   (462)    $    9,917      $  24,295     $ (19,395)  $  21,728
Cash flows from investing activities:
       Purchases of property, plant and equipment       (11,089)       (100)             -        (13,723)            -     (24,912)
       Investment in subsidiaries                        (4,126)          -        (15,269)             -        19,395           -
                                                      ---------    --------     ----------      ---------     ---------   ---------
         Net cash provided by (used in)
            investing activities                        (15,215)       (100)       (15,269)       (13,723)       19,395     (24,912)
Cash flows from financing activities:
       Proceeds from (payments on ) revolving
         loans and short-term borrowings, net            (2,750)          -              -        (12,794)            -     (15,544)
       Proceeds from long-term debt                       5,665           -              -              -             -       5,665
       Payments on long-term debt                          (895)          -              -         (1,180)            -      (2,075)
       Proceeds from sale/leaseback transaction               -           -              -         17,922             -      17,922
       Payment of deferred financing costs                 (467)          -              -              -             -        (467)
       Loans from parent/subsidiaries                     6,289         562          5,362        (12,213)            -           -
                                                      ---------    --------     ----------      ---------     ---------   ---------
         Net cash provided by (used in)
             financing activities                         7,842         562          5,362         (8,265)            -       5,501
                                                      ---------    --------     ----------      ---------     ---------   ---------
         Net increase in cash                                 -           -             10          2,307             -       2,317

Cash at beginning of period                                   -           -             21          4,625             -       4,646
                                                      ---------    --------     ----------      ---------     ---------   ---------
Cash at end of period                                 $       -    $      -     $       31      $   6,932     $       -   $   6,963
                                                      =========    ========     ==========      =========     =========   =========


                              DOE RUN PERU S.R.L.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                            JULY 31,           OCTOBER 31,
                                                                              2000                 1999
                                                                         ----------------     ---------------
                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
     Cash                                                                   $      6,979          $    3,997
     Trade accounts receivable, net of allowance for
         doubtful accounts                                                        27,375              38,864
     Inventories                                                                  80,612              71,122
     Prepaid expenses and other current assets                                    34,430              27,958
     Net deferred tax assets                                                       2,268               2,165
     Due from parent                                                              27,952              23,744
                                                                            ------------          ----------
         Total current assets                                                    179,616             167,850

Property, plant and equipment, net                                               133,636             120,595
Net deferred tax assets                                                            2,028               1,646
Other noncurrent assets, net                                                         229                 323
                                                                            ------------          ----------
         Total assets                                                       $    315,509          $  290,414
                                                                            ============          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current maturities of long-term debt         $     10,518          $    6,946
     Accounts payable                                                             35,533              36,790
     Accrued liabilities                                                          17,868              16,547
     Due to parent                                                                 5,605               1,269
                                                                            ------------          ----------
         Total current liabilities                                                69,524              61,552

Long-term debt, less current maturities                                           44,475              33,234
Other noncurrent liabilities                                                       7,401               7,401
                                                                            ------------          ----------
         Total liabilities                                                       121,400             102,187

Shareholders' equity:


     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                               271,435             271,435
     Additional paid in capital                                                  (16,234)            (16,234)
     Due from shareholder                                                       (105,257)           (104,865)
     Foreign currency translation adjustment                                     (19,743)            (20,135)
     Retained earnings                                                            63,908              58,026
                                                                            ------------          ----------
         Total shareholders' equity                                              194,109             188,227
                                                                            ------------          ----------
         Total liabilities and shareholders' equity                         $    315,509          $  290,414
                                                                            ============          ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                             (DOLLARS IN THOUSANDS)


                                                              THREE MONTHS                  NINE MONTHS
                                                              ENDED JULY 31,               ENDED JULY 31,
                                                       --------------------------    --------------------------
                                                           2000          1999           2000           1999
                                                       -----------    -----------    -----------    -----------
Net sales                                              $   118,713    $   117,920    $   362,574    $   333,792

Costs and expenses:
    Cost of sales                                          104,683         99,598        318,514        284,131
    Depreciation and amortization                            2,250          1,909          6,652          5,699
    Selling, general and administrative                      9,605          8,632         27,567         24,144
    Exploration                                                906              -            906              -
                                                       -----------    -----------    -----------    -----------
        Total costs and expenses                           117,444        110,139        353,639        313,974
                                                       -----------    -----------    -----------    -----------

        Income from operations                               1,269          7,781          8,935         19,818

Other income (expense):
    Interest expense                                        (1,363)        (1,030)        (3,885)        (2,672)
    Interest income                                             90             51            248            558
    Other, net                                                 564           (518)           100         (1,378)
                                                       -----------    -----------    -----------    -----------
                                                              (709)        (1,497)        (3,537)        (3,492)
                                                       -----------    -----------    -----------    -----------
        Income before income tax expense (benefit)             560          6,284          5,398         16,326

Income tax expense (benefit)                                  (233)           400           (484)           859
                                                       -----------    -----------    -----------    -----------

        Net income                                     $       793    $     5,884    $     5,882    $    15,467
                                                       ===========    ===========    ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                             (DOLLARS IN THOUSANDS)


                                                                          NINE MONTHS
                                                                         ENDED JULY 31,
                                                                  --------------------------
                                                                      2000          1999
                                                                  ------------  ------------
Net cash provided by operating activities                         $      7,734  $     24,295
Cash flows from investing activities:
     Purchases of property, plant and equipment                        (19,693)      (13,723)
                                                                  ------------  ------------
          Net cash used in investing activities                        (19,693)      (13,723)
Cash flows from financing activities:
     Proceeds from (payments on) revolving loans
        and short-term borrowings, net                                  17,279       (12,794)
     Payments on long-term debt                                         (2,466)       (1,180)
     Proceeds from sale/leaseback transactions                               -        17,922
     Loans to parent                                                       128       (12,213)
                                                                  ------------  ------------
          Net cash provided by (used in) financing activities           14,941        (8,265)
                                                                  ------------  ------------
          Net increase in cash                                           2,982         2,307

Cash at beginning of period                                              3,997         4,625
                                                                  ------------  ------------
Cash at end of period                                             $      6,979  $      6,932
                                                                  ============  ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



(1)      BASIS OF PRESENTATION

                  UNAUDITED INTERIM FINANCIAL STATEMENTS

         In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of July 31, 2000 and results of operations for the three and nine month periods ended July 31, 2000 and 1999. Interim periods are not necessarily indicative of results to be expected for the year.

                  MERGER OF DOE RUN PERU AND EMPRESA MINERA COBRIZA S.A.

         Effective March 1, 1999, Doe Run Mining merged Doe Run Peru and the Empresa Minera Cobriza S.A. (Cobriza), an entity previously controlled by Doe Run Mining since the acquisition of substantially all of Cobriza's shares on August 31, 1998. The financial statements of the Company for the three and nine months ended July 31, 1999 have been restated to reflect the results of operations and cash flows of Cobriza to reflect the common control of Doe Run Peru and Cobriza before the merger.

                  RECLASSIFICATIONS

         Certain prior year balances have been reclassified in order to conform to current presentation.

(2)      INVENTORIES


                                                        JULY 31,     OCTOBER 31,
                                                          2000          1999
                                                      -------------  -----------
                                                       (UNAUDITED)
         Refined metals and concentrates for sale     $      4,070   $    1,414
         Metals and concentrates in process                 54,836       47,970
         Materials, supplies and spare parts                21,706       21,738
                                                      -------------  -----------
                                                      $     80,612   $   71,122
                                                      =============  ===========


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


         CONSOLIDATED FINANCIAL POSITION

                  During the nine months ended July 31, 2000 (the 2000 period) inventories increased by $18.8 million. In the U.S., inventories increased by $9.3 million primarily due to normal seasonal increases in finished goods inventories and to increased production at the Buick secondary smelter. In Peru, inventories rose $9.5 million primarily due to a $6.8 million increase in copper concentrate inventories intended to build a stock of blister copper in anticipation of major maintenance on the reverberatory furnace in the copper circuit, previously scheduled for September of 2000. This maintenance has been rescheduled for May of 2001 and the excess copper concentrate inventory should be consumed during the fourth quarter. Lead concentrates and, in particular, silver contained in concentrates, were also higher to support increased production of lead and silver metal. Finished goods inventories in Peru rose $2.7 million as increased production exceeded sales volume. Management anticipates that inventories will be reduced significantly during the fourth quarter. Raw material inventories at year end should be near the prior year end levels. Finished goods inventories will be higher than the prior year, primarily in the U.S., as a result of increased production coupled with a slight decrease in lead metal sales volume.

                  During the nine months ended July 31, 2000, net cash used in operating activities was $7.8 million and capital expenditures were $25.2 million. As a result, total debt, mainly revolving loans and short-term borrowings, increased by $30.9 million


         RESULTS OF OPERATIONS

                  The Company reported a net loss of $8.4 million for the three months ended July 31, 2000 (the 2000 quarter) compared to net income of $1.0 million for the three months ended July 31, 1999 (the 1999 quarter). The Company's U.S. operations reported a net loss of $11.4 million (excluding intercompany fee revenue of $4.7 million) for the 2000 quarter, compared to a net loss of $5.2 million (excluding intercompany fee revenue of $4.6 million) in the 1999 quarter, reflecting the effects of lower realized prices for lead metal, partially offset by higher realized prices for copper and zinc. Peruvian operations generated net income of $3.1 million for the 2000 quarter (excluding intercompany fees and eliminations of $4.7 million) compared to net income of $6.1 million (excluding intercompany fees and eliminations of $4.6 million) in the 1999 quarter. The decrease in Peruvian net income was due primarily to increased production costs and lower treatment charges for copper and lead concentrates, partially offset by higher copper prices and increased lead production and sales.

                  The Company reported a net loss of $20.0 million for the 2000 period compared to a net loss of $12.6 million for the nine months ended July 31, 1999 (the 1999 period). The Company's U.S. operations reported a net loss of $30.4 million (excluding intercompany fee revenue of $14.1 million) for the 2000 period compared to a net loss of $29.8 million (excluding intercompany fee revenue of $12.8 million) for the 1999 period, reflecting the effects of lower realized prices for lead metal and higher production costs. These factors were partially offset by the absence, in the 2000 period, of the write-off of deferred tax balances of $6.2 million associated with a change in the Company's tax status to a qualified subchapter S subsidiary in the 1999 period. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status. Peruvian operations generated net income of $10.3 million for the 2000 period (excluding intercompany fees and eliminations of $14.1 million) compared to net income of $17.2 million (excluding intercompany fees and eliminations of $12.7 million) for the 1999 period. The decrease in Peruvian net income was primarily due to the factors discussed above.

                  The Company's results for the three months and the nine months ended July 31, 2000 reflect declines in the market price of lead metal and increases in the price of copper and zinc from the prior year. The following table sets forth the average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:


                                            Three Months Ended               Nine Months Ended
                                                 July 31,                         July 31,
                                       ------------------------------  ------------------------------
                                           2000            1999             2000           1999
                                       -------------- ---------------  --------------- --------------
AVERAGE PRICES
Lead ($/short ton)                       $    388.00     $    462.20      $    406.00    $    459.20
Copper ($/short ton)                        1,613.80        1,383.60         1,602.40       1,341.20
Zinc ($/short ton)                          1,031.20          941.20         1,033.60         911.40
Silver ($/troy ounce)                           4.98            5.16             5.09           5.14



                  Over the past two years the LME lead price has declined as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. During the second and third quarters of 2000 lead prices declined to near historical lows. Despite modest improvement late in the third quarter, lead prices remain substantially below the ten-year average. However, in the U.S., demand for the Company's lead products has remained strong. Industry sources continue to forecast significant growth in stationary and industrial battery consumption. Because of excellent product quality, the Company's U.S. operations have a major share of this growth market.

                  Management believes that lead prices will recover from the current low level as several large lead producing mines will be depleted. This should bring about a deficit in supply versus demand. Recent industry developments include smelter closures in China, which should result in reduced exports, mine production cutbacks in the U.S. and Australia and a sharp reduction in LME inventories. Between April and August 2000 the LME lead inventory balance declined 84 thousand tons or approximately 41%. During the same time frame, the monthly average LME lead price improved approximately 12%.

                  As a result of the recent low lead price the Company's U.S. operations had operating losses in the quarter and the nine months ended July 31, 2000. The Company has made changes to its operations, described below, which it expects will reduce certain costs, and achieve certain operating efficiencies, in an effort to mitigate the impact of low metal prices. The Company also expects to benefit from increased sales volume in the fourth quarter of fiscal 2000, compared to the first three quarters. However, prices sustained at these levels or decreasing further are likely to result in the continuation of operating losses for the Company's U.S. operations.

                  The following table sets forth the Company's production statistics for the periods indicated:


                                                               Three Months Ended        Nine Months Ended
                                                                    July 31,                 July 31,
                                                             ------------------------ -------------------------
                                                                2000        1999         2000         1999
                                                             ----------- ------------ -----------  ------------
         U.S. OPERATIONS
         Lead metal - primary (short tons)                       93,669       94,433     284,292       285,570
         Lead metal - secondary (short tons)                     35,722       28,969     105,260        83,786
         Lead concentrates (metal content, short tons)           75,131       96,253     241,991       288,267
         Ore Grade (lead content)                                 5.86%        5.87%       5.77%         5.66%

         PERUVIAN OPERATIONS
         Refined copper (short tons)                             17,993       19,354      54,431        54,817
         Refined lead (short tons)                               33,228       30,607      98,121        89,365
         Refined zinc (short tons)                               21,701       20,951      64,356        60,408
         Refined silver (thousands of troy ounces)                8,627        8,543      25,973        24,206
         Refined gold (thousands of troy ounces)                     21           15          71            48


                  The Company continues to evaluate mine production plans in light of continuing low lead metal prices. Selective mining of higher grade ore caused a reduction in the total ore mined, which was down 22% in the 2000 quarter and 18% in the 2000 period, compared to the prior year. As a result, production of lead metal in concentrates decreased by approximately 22% in the 2000 quarter and 16% in the 2000 period, compared to the prior year.

                  On April 19, 2000 the Company announced operating changes intended to increase grade and lower unit production costs. These changes, which were implemented in the third quarter, involved a restructuring of the mine/mill operations resulting in a workforce reduction of approximately 12% at the U.S. mining operations. Two of the Company's six mills were idled and placed on care and maintenance and three of the Company's eight mines were effectively idled, producing only small quantities of selected high-grade ore. Major mine development work initiated late in the second quarter yielded less than expected ore grades, and as a result ore grade estimates under the new operating mode have been revised. Management expects a reduction in annualized tons of ore mined of approximately 15% from the fiscal 1999 levels, but anticipates that lead and zinc ore grades will improve by approximately 5% and 12%, respectively. Annualized production of lead metal contained in concentrates is expected to decline approximately 10% from the 1999 level. Concentrates purchased in the open market are expected to replace the Company's production and the smelters will continue to operate near capacity. The necessary concentrates have been purchased for fiscal 2000. For fiscal 2001, the Company has contracts in place for approximately 80% of its estimated purchased concentrate requirement. In addition to production changes, management is in the process of implementing cost reduction measures primarily resulting from an in-depth cost analysis of the mining/milling operations. These measures include strategic sourcing of raw materials, equipment and supplies, enhanced ordering procedures and controls, improved maintenance planning and scheduling, improved maintenance procedures, and others. The benefits of these changes should result in modest improvements in unit production costs in the fourth quarter of fiscal 2000, with the full impact being realized by the end of fiscal 2001.

                  Primary smelter production for the 2000 quarter was 1% less than the 1999 quarter. For the 2000 period, total primary production was approximately the same as the 1999 period. Production at the Company's Glover primary smelter for the 2000 quarter was about 5% less than the 1999 quarter due primarily to cooling system failures on its blast furnace in early July. By the end of the quarter, Glover's production rate had returned to normal levels. Management anticipates recovery of the lost production by the end of the fiscal year. Glover's production for the 2000 period was 1% less than the 1999 period.

                  Secondary smelter production exceeded the prior year by 23% for the three months and 26% for the nine months ended July 31, 2000. These increases are primarily the result of installation of a new burner, with an improved design, on the smelter's reverberatory furnace during the fourth quarter of 1999, as well as modifications that were made to the lead blast furnace during the first quarter of 2000. These changes combined increased total secondary smelter capacity by approximately 27%.

                  In Peru, the La Oroya metallurgical complex increased the capacities of its lead and zinc refineries by approximately five percent each during the third quarter of 1999. In addition, the Company continues to replace equipment and make process improvements throughout the plant. The impact of these changes is reflected in La Oroya's production performance. In the 2000 quarter, production of lead, zinc, silver and gold all exceeded the 1999 quarter. Copper production was about 7% less than the 1999 quarter primarily due to a shortfall in copper concentrate feed from the Company's Cobriza mining operation. For the 2000 period, lead production increased 10% over the prior year, zinc and silver production were each up approximately 7% and gold bullion production improved by more than 47%. Copper production was 1% less than the prior year primarily due to the feed shortfall mentioned above. The increases in silver and gold production were primarily the result of acquiring concentrate feed with higher content of these metals.

                  At the Company's Cobriza copper mining operation, ore grade in the available working areas diminished significantly, from 1.01% in the 1999 period to .88% in the 2000 period. In May 2000, the Company implemented changes in operations intended to improve ore grade and reduce unit production cost. The changes involved a workforce reduction of approximately 19% and a reduction in annualized ore production of approximately 31% from the fiscal 1999 levels. Ore grade improved from .86% in the second quarter to .92% in the third quarter and should continue to improve in the fourth quarter. It is anticipated that ore grade will average approximately 1.06% for fiscal 2001. As the new operating plan was implemented, ground support, ventilation and other development work was accelerated in an effort to improve ore grade. Operating costs for Cobriza were up 11% for the 2000 quarter and 19% for the 2000 period, compared to the prior year, primarily as a result of this development work. As a result of the lower grade and reduced ore production, copper metal contained in concentrates produced was 40% lower for the 2000 quarter and 17% lower for the 2000 period, compared the prior year. The combination of reduced production and increased operating cost resulted in a significant increase in the cost of metal units delivered to La Oroya for both the 2000 quarter and the 2000 period.

                  The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:


                           RESULTS OF U.S. OPERATIONS


                                                                   Three Months Ended                 Nine Months Ended
                                                                         July 31,                          July 31,
                                                              ------------------------------      -----------------------------
                                                                  2000             1999               2000             1999
                                                              ------------      ------------      ------------      -----------

          Net sales (a)                                       $     76,099      $     86,158      $    236,298      $    243,722

          Costs and expenses:
               Cost of sales                                        71,304            73,230           215,500           211,929
               Depreciation and amortization                         5,149             5,775            15,611            18,365
               Selling, general and administrative                   3,433             4,502            13,074            13,024
               Exploration                                             783             1,005             2,324             2,855
                                                              ------------      ------------      ------------      ------------
                   Total costs and expenses                         80,669            84,512           246,509           246,173
                                                              ------------      ------------      ------------      ------------

                    Income from operations                          (4,570)            1,646           (10,211)           (2,451)

          Other income (expense)
               Interest expense                                    (10,568)          (10,244)          (31,124)          (30,585)
               Interest income                                       3,523             3,578            10,584            10,644
               Other, net                                              402                63             1,038              (580)
                                                              ------------      ------------      ------------      ------------
                                                                    (6,643)           (6,603)          (19,502)          (20,521)
                                                              ------------      ------------      ------------      ------------
               Loss before income tax expense                      (11,213)           (4,957)          (29,713)          (22,972)
          Income tax expense                                           217               199               652             6,783
                                                              ------------      ------------      ------------      ------------
             Net loss                                         $    (11,430)     $     (5,156)     $    (30,365)     $    (29,755)
                                                              ============      ============      ============      ============



         (a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

         Net Sales                                            $      4,654     $      4,561     $     14,091     $     12,836



         SALES VOLUMES (SHORT TONS)                                106,805          109,769          318,352          321,885
              Lead metal                                            24,169           24,365           71,878           74,536
              Zinc concentrates                                      2,804            4,468           10,309           11,784
              Copper concentrates

         REALIZED PRICES ($/SHORT TON)(b)                     $     495.15     $     566.85     $     516.40     $     546.20
              Lead metal                                            347.68           322.63           351.47           301.52
              Zinc concentrates                                     298.86           203.22           292.56           205.28
              Copper concentrates


         (b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and
             4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS


                                                            Three Months Ended                    Nine Months Ended
                                                                 July 31,                             July 31,
                                                   -------------------------------------     -------------------------------
                                                       2000                     1999             2000              1999
                                                   --------------          -------------     -------------     -------------

     Net sales (a)                                       $    118,689      $    117,840      $    361,001      $    330,942

     Costs and expenses:
          Cost of sales (a)                                   104,659            99,518           316,941           281,166
          Depreciation and amortization                         2,250             1,909             6,652             5,699
          Selling, general and administrative (a)               3,810             3,684            10,735             9,753
          Exploration                                             906                --               906                --
                                                         ------------      ------------      ------------      ------------
              Total costs and expenses                        111,625           105,111           335,234           296,618
                                                         ------------      ------------      ------------      ------------

               Income from operations                           7,064            12,729            25,767            34,324

     Other income (expense)
          Interest expense                                     (5,033)           (4,728)          (14,902)          (13,828)
          Interest income                                          90                51               248               558
          Other, net                                              547              (951)               27              (977)
                                                         ------------      ------------      ------------      ------------
                                                               (4,396)           (5,628)          (14,627)          (14,247)
                                                         ------------      ------------      ------------      ------------
          Income before income tax expense (benefit)            2,668             7,101            11,140            20,077
     Income tax expense (benefit)                                (390)              987               828             2,927
                                                         ------------      ------------      ------------      ------------
         Net income                                      $      3,058      $      6,114      $     10,312      $     17,150
                                                         ============      ============      ============      ============

    (a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

     Net sales                                           $         24      $         80      $     1,573      $     2,850
     Cost of sales                                                 24                80            1,573            2,965
     Selling, general and administrative expense                4,654             4,561           14,091           12,836

SALES VOLUMES
          Copper (short tons)                                  17,805            19,061           54,332           54,424
          Lead (short tons)                                    33,285            30,065           94,235           84,835
          Zinc (short tons)                                    21,762            21,677           63,088           60,747
          Silver (thousands of troy ounces)                     8,564             8,589           25,764           24,229
          Gold (thousands of troy ounces)                          21                18               71               48

REALIZED PRICES (b)
          Copper ($/short ton)                           $   1,605.33      $   1,335.84     $   1,598.16     $   1,317.77
          Lead ($/short ton)                                   440.78            493.66           408.90           473.87
          Zinc ($/short ton)                                 1,049.33            957.93         1,055.13           917.17
          Silver  ($/troy ounce)                                 5.02              5.19             5.11             5.16
          Gold  ($/troy ounce)                                 280.55            275.50           286.51           284.09


         (b) Net realized prices for metals include the effects of changes in:
             1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, and 3) net hedging activity.


                  Results of operations for the three months and the nine months ended July 31, 2000 and 1999 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

                  NET SALES in the 2000 quarter were $194.8 million compared to $204.0 million in the 1999 quarter. An increase of $0.8 million is attributable to Peruvian operations. U.S. net sales were $10.1 million, or 12%, lower in the 2000 quarter, compared to the 1999 quarter, primarily due to lower realized prices for, and slightly lower volume of, lead metal sales. Lead metal net sales decreased from $62.2 million in the 1999 quarter to $52.9 million in the 2000 quarter. Of this decrease, $1.7 million is attributable to a 3% reduction in lead metal sales volume. A slow start to the automotive battery season due to the cool summer in the northeastern U.S. and the Company's policy of maintaining higher premiums contributed to the volume decrease. Lower realized prices for lead metal accounted for a decrease of $7.7 million in lead metal net sales. The Company's net realized price for lead metal was 13% lower in the 2000 quarter, compared to the 1999 quarter, primarily due to a 16% decrease in the LME average lead price. The Company was able to maintain premiums over the LME price at near historical highs through its marketing efforts and its focus on sales of alloy and specialty lead products, which command higher premiums.

                  Net sales for the 2000 period were $597.3 million compared to $574.7 million for the 1999 period. An increase of $30.1 million is attributable to Peruvian operations. U.S. net sales for the 2000 period were $7.4 million less than the 1999 period primarily due to lower lead metal prices partially offset by increased realized prices for zinc concentrates and higher toll lead volumes. The average LME price for lead metal declined 12% in the 2000 period, compared to the 1999 period. However, as a result of improved premiums, the Company's net realized price was only 6% lower than the prior year reducing net sales by $9.5 million. Due to the factors discussed above, lead metal sales volume was 1% lower than the prior year, reducing net sales by $1.9 million. Zinc and copper concentrate sales were $3.4 million higher in the 2000 period, compared to the 1999 period, primarily due to increases in the LME price for these metals. The production improvements at the Buick secondary smelter, discussed above, coupled with increased demand generated a 9% increase in toll lead volume, which contributed $1.4 million to the net sales increase.

                  COST OF SALES for the 2000 quarter was $176.0 million compared to $172.7 million for the 1999 quarter. An increase of $5.1 million is attributable to Peruvian operations. U.S. cost of sales for the 2000 quarter was $1.9 million less than the 1999 quarter. This decrease is primarily attributable to the reduced volume of lead metal sales and the reduced sales at Lone Star, discussed above. Reduced unit production cost at the Buick smelter, primarily related to volume improvements, also contributed to the reduction. These factors were partially offset by higher production costs for primary lead metal and zinc and copper concentrates.

                  Cost of sales for the 2000 period was $532.4 million compared to $493.1 million for the 1999 period. Of this increase, $35.7 million is attributable to Peruvian operations. U.S. cost of sales for the 2000 period increased by $3.6 million compared to the 1999 period. The unit production cost of primary lead metal increased by approximately 5%, compared to the prior year, accounting for an increase of $6.6 million in cost of sales. Factors contributing to the increase in primary production cost per ton include: 1) the impact of reduced mine production volume, 2) repair costs associated with the primary smelter production problems which occurred during the second quarter, and 3) costs related to increased production of lead alloy products. The increased volume at Seafab Metals Company (Seafab), a division of FPI, contributed $2.1 million to the cost of sales increase. These increases were partially offset by lower lead metal sales volume and lower unit production costs at the Buick smelter.

                  DEPLETION, DEPRECIATION AND AMORTIZATION for the 2000 quarter decreased by $0.3 million compared to the 1999 quarter. For the 2000 period, depletion, depreciation and amortization decreased by $1.8 million compared to the 1999 period. Increases of $0.3 million for the 2000 quarter and $1.0 million for the 2000 period are attributable to Peruvian operations. The decrease in depletion, depreciation, and amortization for U.S. operations of $0.6 million for the 2000 quarter and $2.8 million for the 2000 period was primarily attributable to a significant number of assets with five-year lives that were fully depreciated in March of 1999 and a reduction in depletion expense associated with lower mine production rates and the shifting of production to areas with lower depletion rates.

                  SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $0.9 million in the 2000 quarter compared to the 1999 quarter. Peruvian operations accounted for an increase of $0.1 million. The decrease in selling, general and administrative expenses for U.S. operations of $1.0 million for the 2000 quarter is primarily due to adjustments of incentive compensation accruals as a result of financial performance and anticipated insurance reimbursements of legal fees previously paid.

                  Selling, general and administrative expenses increased by $1.0 million in the 2000 period compared to the 1999 period. Peruvian operations accounted for an increase of $1.0 million. In the U.S., selling, general and administrative expenses for the 2000 period were about the same as the 1999 period after the reductions in the 2000 quarter and lower insurance costs were offset by increases in compensation in earlier quarters and legal fees relating to new lawsuits.

                  EXPLORATION expense was $1.7 million for the 2000 quarter compared to $1.0 million in the 1999 quarter. For the 2000 period, exploration expense was $3.2 million compared to $2.9 million in the prior year. An increase of $0.9 million for both the 2000 quarter and the 2000 period is attributable to Peruvian operations. In the U.S., exploration decreased by $0.2 million for the quarter and $0.5 million for the 2000 period due to the completion of underground test work on a Missouri property, which was in process during the 1999. This reduction was partially offset by increased activity related to a feasibility study on a South African property.

                  INCOME FROM OPERATIONS for the 2000 quarter was $2.9 million compared to $14.4 million for the 1999 quarter. For the 2000 period, operating income was $16.0 million compared to $31.9 million for the 1999 period. Decreases of $5.7 million for the quarter and $8.6 million for the nine months are attributable to Peruvian operations. The remaining fluctuation is primarily due to the factors discussed above.

                  OTHER, NET income was $0.9 million in the 2000 quarter compared to other net expense $0.9 in the 1999 quarter. Of this $1.8 million change, $1.5 million is attributable to Peruvian operations. The remaining change is due to rental income on capital assets provided for Peruvian operations, which was not in the prior year.

                  Other, net income was $1.1 million in the 2000 period, compared to other net expense of $1.6 million in the 1999 period. Of the $2.6 million difference, $1.0 million is attributable to Peruvian operations. For U.S. operations, other net income was $1.0 million in the 2000 period compared to other net expense of $0.6 in the 1999 period. The change is primarily due to rental income on capital assets discussed above.

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

         RESULTS OF PERUVIAN OPERATIONS

                  NET SALES in the 2000 quarter were $118.7 million compared to $117.8 million in the 1999 quarter. This increase is the result improved realized prices for refined copper, zinc and gold and higher sales volumes of lead, zinc and gold, partially offset by lower realized prices for lead and silver and lower copper and by-product volumes. The LME average price for copper was 17% higher in the 2000 quarter, compared to the 1999 quarter. As a result, the Company's net realized price for refined copper increased by 20% in the 2000 quarter, increasing net sales by $4.8 million. Improved realized prices for zinc and gold contributed another $2.1 million to the net sales increase. These increases were partially offset by a 19% reduction in the realized price for lead, which reduced net sales by $3.1 million, and slightly lower prices for silver. Sales volume changes, primarily a 7% reduction in copper volume, reduced net sales by $1.0 million.

                  Net sales for the 2000 period were $361.0 million compared to $330.9 million in the 1999 period. The increase is primarily the result of higher sales volumes for lead, zinc, silver and gold and improved realized prices for copper, zinc and gold, partially offset by lower realized prices for lead and silver, and reduced by-product sales. The production improvements discussed previously increased refined silver sales volume by 1.5 million ounces or 6%, increasing net sales by $6.9 million. Gold bullion sales volume was up almost 23 thousand ounces or 48%, compared to the prior year, accounting for $6.5 million of the sales increase. Higher lead and zinc volumes added another $6.6 million to the net sales improvement. The Company's net realized price for refined copper increased by 21% in the 2000 period, increasing net sales by $15.2 million. Improvements in zinc realized prices added $8.7 million to the net sales increase. These increases were partially offset by lower realized prices for lead metal and bullion lead, which reduced net sales by $7.6 million, and the absence of blister copper sales in the 2000 period, compared to $6.5 million in the 1999 period. Blister copper sales were eliminated in the 2000 period in favor of more profitable refined copper sales.

                  COST OF SALES increased from $99.5 million in the 1999 quarter to $104.7 million in the 2000 quarter. A 25% increase in the unit production cost of refined copper contributed $5.6 million to the increase in cost of sales. This increase was primarily the result of higher feed costs for copper due to: 1) the 17% increase in LME copper price, 2) the increase in the cost of concentrates produced by Cobriza, discussed previously, and 3) a reduction in copper treatment and refining charges of approximately 15%. Production costs for refined zinc and gold were also somewhat higher in the 2000 quarter. These increases were partially offset by lower feed cost for refined lead resulting primarily from the decline in the LME price for lead, which reduced cost of sales by $2.6 million. In addition, sales volume changes, primarily lower copper sales, accounted for a $1.0 million decrease in cost of sales.

                  Cost of sales was $316.9 million in the 2000 period compared to $281.2 million in the 1999 period. Higher sales volumes for refined lead, zinc, silver and gold increased cost of sales by $17.5 million. Increased production cost for refined copper, due to the factors discussed above, added $19.7 million to the cost of sales. These increases were partially offset by lower feed cost for lead metal and bullion lead, and reduced by-product sales, primarily blister copper.

                  DEPRECIATION AND AMORTIZATION expense increased by $0.3 million for the 2000 quarter and $1.0 million the 2000 period, compared to the prior year, primarily due to recent capital additions.

                  EXPLORATION Expense increased due to work done to further delineate reserves at the Company's Cobriza mine.

                  INCOME FROM OPERATIONS decreased $5.7 million in the 2000 quarter compared to the 1999 quarter and $8.6 million in the 2000 period compared to the 1999 period due primarily to the factors discussed above.

                  INTEREST INCOME decreased $0.3 million for the 2000 period, compared to the prior year, due primarily to interest from a customer on a past due account receivable in the 1999 period, which has been collected.

                  OTHER, NET income was $0.5 million in the 2000 quarter compared to other net expense of $1.0 million in the 1999 quarter. This change is primarily due to fluctuations in foreign currency transaction gains and losses, resulting primarily from changes in the exchange rate, and to an insurance recovery related to the turbine failure at La Oroya's oxygen plant.

                  Other, net income was $0.03 million in the 2000 period compared to other net expense of $1.0 million in the 1999 period. The change is primarily the result of the insurance recovery mentioned above and to lower expenses related to transportation interruptions during the rainy season in the 2000 period.

                  INCOME TAXES for the 2000 quarter and the 2000 period reflect the recognition of benefits relating to deferred tax assets for which benefit had not previously been recognized.



         LIQUIDITY AND CAPITAL RESOURCES

                  The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of July 31, 2000, $27.4 million was outstanding, exclusive of $6.5 million of letters of credit, under the Doe Run Revolving Credit Facility.

                  In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $50.0 million, less outstanding letters of credit, based upon specific percentages of eligible receivables and inventories. At July 31, 2000, $34.0 million was outstanding under the Doe Run Peru Revolving Credit Facility. In addition, an independent line of $10.0 million is available for the issuance of guarantee letters of which $3.0 million were outstanding as of July 31, 2000. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At July 31, 2000, $6.7 million exclusive of $10.6 million of letters of credit and customs bonds was outstanding under these arrangements.

                  Effective March 30, 2000 the Company's primary lender in Peru approved an increase in the maximum advance under the Doe Run Peru Revolving Credit Facility from $40.0 million to $50.0 million, under a written memorandum from the lender, pending completion of a formal contract. In addition, the lender approved the independent line of $10.0 discussed above. Unlike the Revolving Credit Facility, the independent line is not committed and is subject to modification or cancellation at the option of the lender.

                  Net unused availability at July 31, 2000 was $31.2 million under the Doe Run Revolving Credit Facility and $16.0 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $7.0 million of cash at July 31, 2000.

                  In the 2000 quarter, cash used in operating activities was $2.1 million, cash used in investing activities was $16.7 million and cash provided by financing activities was $21.8 million. For the 2000 period, cash used in operating activities was $7.8 million, cash used in investing activities was $25.2 million and cash provided by financing activities was $30.1 million.

                  In the U.S., the Company had capital expenditures of $5.5 million for the 2000 period and has projected total capital expenditures, for fiscal 2000, of approximately $7.8 million, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $64.8 million per year on repairs and maintenance from fiscal 1996 through fiscal 1999. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities. As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million by October 23, 2002, as set forth in the purchase agreement. The Company estimates that it has spent approximately $81.4 million on qualifying expenditures under the investment commitment through July 31, 2000. Peruvian operations had capital expenditures of $19.7 million in the 2000 period and have projected total capital expenditures for fiscal 2000 of approximately $26.7 million, primarily for environmental improvements and to support ongoing operations.

                  The Company has substantial indebtedness and debt service requirements. As of July 31, 2000, on a consolidated basis, the Company had $516.8 million of indebtedness outstanding, or $391.8 million net of the Special Term Deposit securing certain indebtedness. The Company has recently developed projections for the fourth quarter and fiscal year 2001, which include the changes in mining operations and reductions in inventory discussed previously. Management believes, based on these projections, that cash flows from operations, in addition to availability under the revolving credit facilities, will be sufficient to meet the Company's liquidity needs for the foreseeable future. However, metal prices sustained at current levels for an extended period, or decreasing further, will adversely impact liquidity. Changes in operating results, such as production interruptions or less than expected ore grade could also adversely impact liquidity. Should liquidity be adversely impacted by these or any other factors, management will reevaluate capital, exploration and maintenance spending levels and consider further changes in operations in order to maintain sufficient liquidity.

                  The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions. Among the more restrictive covenants include limitations on allowable indebtedness and maintenance of a minimum net worth. Under the indentures covering the Company's Senior Notes, Senior Secured Notes and Floating Rate Notes limit principal outstanding under various Peruvian working capital facilities to $60 million. Also, the Company must maintain consolidated net worth, as adjusted for certain non-cash items, of no less than negative $10 million. The Company is in compliance with all applicable covenants at July 31, 2000 and anticipates maintaining compliance at the end of fiscal 2000 and into fiscal 2001. The ability of the Company to meet its debt service requirements and to comply with such covenants is dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control. Specifically, future losses could affect the Company's ability to meet the net worth requirement. The company is working with the lender to change the requirement, but there can be no assurance that these efforts will be successful.

         FORWARD-LOOKING STATEMENTS

                  This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; political conditions; changing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

                  On May 28, 2000, a presidential runoff election was held in Peru, after which President Fujimori was declared the winner. Amid allegations of irregularities, the election was boycotted by international election oversight organizations and by Alejandro Toledo, the challenger to President Fujimori. The events surrounding the election have been widely reported by the international press and criticized by the United States and other countries. As of August 31, 2000, the Company's operations in Peru have been unaffected by these developments. However, management recognizes the potential for political instability, social unrest, and deterioration of economic conditions, which could adversely impact the operating activities, results of operations and financial condition of the Company.


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  The Company has outstanding $55 million of indebtedness on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At July 31, 2000, the effective rate was approximately 12.65%.

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


         PART II. OTHER INFORMATION.

         ITEM 1. LEGAL PROCEEDINGS

         See the report on Form 10-Q for the quarter ended April 30, 2000 for discussion of legal proceedings initiated in the current fiscal year. See "Item 1. Financial Statements - Note 6 to the Company's Consolidated Financial Statements" for further information regarding the Company's legal proceedings.


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

                                 THE DOE RUN RESOURCES CORPORATION
                                 (Registrant)




        September 11, 2000       /s/ Marvin K. Kaiser
        ------------------       -----------------------------------------------
             Date                Marvin. K. Kaiser
                                 Vice President and Chief Financial Officer
                                 (duly authorized officer and principal financial officer)
