Form 10-K405
period 2000-10-31
DOE RUN RESOURCES CORP
filed 2001-01-29
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended OCTOBER 31, 2000

                                       Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _____ to _____


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

                                                  / /    YES      /X/    NO

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Number of shares outstanding of each of the issuer's classes of common stock, as of January 29, 2001:
COMMON STOCK, $.10 PAR VALUE           1,000 SHARES
Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

                           THE DOE RUN RESOURCES CORPORATION
                                  INDEX TO FORM 10-K

                                                                        Page No.
                                                                        --------
 PART I
        Item 1.     Business                                                   1

        Item 2.     Properties                                                 8

        Item 3.     Legal Proceedings                                         11

        Item 4.     Submission of Matters to a Vote of Security Holders       12

 PART II

        Item 5.     Market for Registrant's Common Equity and Related
                    Stockholder Matter                                        12

        Item 6.     Selected Financial Data                                   13

        Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       14

        Item 7A.    Quantitative and Qualitative Disclosures About
                     Market Risk                                              24

        Item 8.     Financial Statements and Supplementary Data               24

        Item 9.     Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                      88

 PART III

        Item 10.    Directors and Executive Officers of the Registrant        88

        Item 11.    Executive Compensation                                    89

        Item 12.    Security Ownership of Certain Beneficial Owners
                    and Management                                            92

        Item 13.    Certain Relationships and Related Transactions            92

 PART IV

        Item 14.    Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                      94

        SIGNATURES                                                           97

        EXHIBIT INDEX                                                        98

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

         All of the Company's issued and outstanding capital stock is indirectly owned by The Renco Group, Inc. (Renco). Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its subsidiaries. The Company owns 100% of Doe Run Cayman Ltd. (Doe Run Cayman), a Cayman Islands corporation. Doe Run Cayman indirectly owns in excess of 99% of the interest in Doe Run Peru S.R.L. (Doe Run Peru) through Doe Run Mining S.R.L. (Doe Run Mining), with a DE MINIMIS number of shares owned by employees of both Doe Run Peru and Empresa Minera del Centro del Peru S.A. (Centromin) pursuant to Peruvian law. Centromin is the Peruvian government entity whose subsidiary held the assets and liabilities of La Oroya, which was purchased pursuant to a Subscription Agreement on October 23, 1997 by Doe Run Peru. Doe Run Mining and Doe Run Peru are Peruvian corporations.

         The Company's business in the United States includes an integrated primary lead operation, a secondary lead operation and lead fabrication operations. In Peru, the Company produces various base metals and precious metals and has a copper mining and milling operation. These operations will be discussed in greater detail in the "Overview" sections below. Reference with respect to operating segment information is hereby made to "Item 8. Financial Statements and Supplementary Data", Note 14 to the Company's Consolidated Financial Statements. The Company's business does not involve: 1) seasonal fluctuations, 2) unusual working capital requirements, 3) significant order backlog or 4) federal contracting.

OVERVIEW -- U.S. OPERATIONS

         The Company's U.S. primary lead operation consists of two primary smelters, which obtain concentrates from the Company's six mills and from purchases in the open market. The mills are supplied with ore mined from eight production shafts along approximately 40 miles of the Viburnum Trend in southeastern Missouri, one of the world's most productive lead deposits. As of October 31, 2000, the Company's U.S. ore reserves consisted of approximately 58 million proven and probable tons, containing grades of 5.78% lead, 1.25% zinc and .23% copper. The Company also operates a secondary smelter in southeastern Missouri where it produces lead metal from recycled lead-acid batteries and other lead bearing materials. Through its subsidiary, Fabricated Products, Inc.
(FPI), the Company produces value-added lead products such as lead oxide, lead sheet and lead bricks at facilities in Arizona, Washington and Texas. These operations permit the Company to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling batteries and other materials containing lead.

         In fiscal 2000, the Company's U.S. operations shipped approximately 510,000 tons of refined lead metal and lead alloy products, including recycled lead, representing approximately 22% of North American consumption and 8% of western world consumption. In 2000, the Company's U.S. operations generated net sales of $329.0 million and a net loss of $36.2 million.

         Approximately 70% of the U.S. operation's lead metal sales, in 2000, were to battery manufacturers or their suppliers. Historically the lead-acid battery has been the dominant technology for automotive and other starting, lighting and ignition (SLI) batteries. Management believes this will continue to be the case for the foreseeable future because of its cost competitiveness, recyclability and existing infrastructure. Refined lead is also used in products such as computer and television screens, ammunition, stationary batteries used as backup power sources and rolled and extruded lead products used in radiation shielding and roofing materials. The market for refined lead continues to grow primarily as a result of worldwide economic growth. Management believes that this growth will accelerate in the future as batteries become an even larger portion of the lead market, particularly in light of the expected economic growth in developing countries leading to increased vehicle population in those economies. In addition, industry sources continue to forecast significant growth in stationary and industrial battery consumption. Because of excellent product quality, the Company's U.S. operations have a major share of this market segment.

         Fluctuations in lead and other base metal prices could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. These prices are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. The Company, by taking advantage of its extensive polymetallic ore resources, is somewhat able to reduce its exposure to metal price volatility through adjustments to its mining and milling plans to take advantage of prevailing market conditions for lead and zinc. In addition, sales from tolling services, by-products and fabricated products provide the Company with sources of revenue largely independent of lead prices. For the year ended October 31, 2000, approximately 80% of the Company's net sales, inclusive of La Oroya, were derived from tolling services, metals processing and other sources less sensitive to lead metal price fluctuations.

         The average market price, determined on the London Metal Exchange
(LME), for refined lead was $.21 per pound in fiscal 2000. Over the past three years the LME lead price has declined as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. During the second and third quarters of fiscal 2000 lead prices declined to near historic lows. Despite modest improvement beginning late in the third quarter, lead prices remain substantially below the ten-year average.

         Management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted beginning in 2001 through 2006. This should significantly reduce western world production and bring about a deficit in supply versus demand. In recent months there has been a sharp reduction in LME inventories. Between April 28, and December 31, 2000 the LME lead inventory balance declined 77 thousand tons or approximately 37%. During the same time frame, the monthly average LME lead price improved approximately 10%. Some international commodity consultants are forecasting higher lead prices in the next two to three years.

OVERVIEW-- PERUVIAN OPERATIONS

         The Company's Peruvian operations consist of the La Oroya smelting complex, acquired in October 1997, and the Cobriza mine and mill, acquired in August 1998. La Oroya's unique combination of base metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to produce high quality finished metals and by-products. For the year ended October 31, 2000, net sales and net income were $486.1 million and $13.1 million, respectively. Refined silver, copper, zinc, lead and gold accounted for 36%, 24%, 19%, 11% and 5%, respectively, of fiscal 2000 net sales. Sales of various by-products accounted for the balance of fiscal 2000 sales. In 2000, La Oroya was one of Peru's largest exporters, exporting approximately 88% of its total shipments to North America, Europe and Asia, as well as other Latin American countries. Its customers include end-users of base metals and metal by-products, as well as international metal trading companies.

         La Oroya's operations consist of the smelting and refining of complex concentrates obtained from Cobriza and other unaffiliated mining operations. La Oroya typically purchases concentrate feedstock pursuant to contracts where the cost of concentrates is based on a percentage of the payable base metal and precious metal content of the concentrates, reduced by processing fees, treatment charges to refine the concentrates and penalties for impurities within the concentrates, such as arsenic, antimony and bismuth, which the smelter can process and sell as by-products. Base metal prices are generally established by reference to international metal markets, primarily the LME. Treatment charges and penalties are negotiated with concentrate sellers. They are affected by numerous factors beyond the Company's control including: expectations for inflation, global and regional demand for smelter capacity, availability and quality of concentrates and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. Currently, La Oroya has secured approximately 90% of its concentrate requirements for fiscal 2001, through material supplied by Cobriza and contracts with suppliers. For the year ended October 31, 2000, approximately 25% of the La Oroya smelter's copper concentrate requirements were met by Cobriza, representing 100% of Cobriza's output.

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

                                                  Year Ended October 31,
                                                  ----------------------
                                               2000         1999          1998
                                               ----         ----          ----
                                                  (dollars in thousands)
Primary lead metal sales...............      $192,690      $217,062      $146,227
Secondary lead:
  Tolling..............................        24,230        23,441        21,892
  Metal sales..........................        38,810        31,754        31,110
  Other................................         4,821         5,620         6,547
Zinc concentrates......................        35,452        31,373        25,472
Copper concentrates....................         3,644         3,511         3,679
Fabricated Products....................        26,254        25,699        17,442
Other..................................         3,066         4,380         9,232
                                             --------      --------      --------
  Total................................      $328,967      $342,840      $261,601
                                             ========      ========      ========

         For each of the years ended October 31, 2000, 1999, and 1998 exports represented approximately 2% of the U.S. operations' net sales.

CUSTOMERS

         The Company's U.S. operations had approximately 160 lead metal customers including six of the eight largest lead-acid battery manufacturers in the world. These six customers accounted for approximately 38% of U.S. net sales in fiscal 2000. The loss of any of the Company's large customers or curtailment of purchases by these customers could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. No single customer accounted for more than 10% of the U.S. operations' fiscal 2000 net sales.

COMPETITION

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

RAW MATERIALS

         Lead concentrates are supplied by the Company's mining operations and purchased from third parties. For a discussion of the Company's mineral reserves, see "Item 2. Properties -- Ore Reserves." At planned production rates, U.S. operations expect to purchase approximately 18% of their annual concentrate requirement. For fiscal 2001, the Company has contracts in place for approximately 82% of its estimated purchased concentrate requirement. However, current tightness in the lead concentrate market and barge transportation problems due to low levels of the Mississippi River and ice have recently made it difficult to obtain enough suitable lead concentrate feed. As a result, scheduled production at the Company's Herculaneum smelter was reduced approximately 8%, or 5,000 tons from normal operating levels during the first quarter of fiscal 2001. Management cannot predict whether, or how long, these conditions will continue, or what additional future impact on operations these shortages may have if they continue.

         The Company's U.S. operations utilize various other raw materials, principally coke, spent batteries and chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bid. The Company believes that it has adequate sources of these raw materials to meet its present production needs.

POWER

         The electric power source for the majority of the Company's U.S. operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. The Viburnum-35 mine and Glover primary smelter obtain their electric power from Black River Electric Cooperative, a public utility located in Southeastern Missouri. Natural gas and propane are secured from external sources, primarily under contracts that are awarded on the basis of competitive bid. The Company believes that it has adequate power sources to meet its present production needs. The cost of both natural gas and propane increased significantly during 2000 adversely affecting the Company's results of operations.

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

EXPLORATION

         The Company continues to explore actively within the Viburnum Trend, which is one of the world's most productive lead ore deposits, located in southeastern Missouri. Historically, such exploration has replaced a substantial portion of the annual production with additional reserves. Currently, exploration drilling is being conducted in the vicinity of all eight of the Company's mines in the Viburnum Trend district, both from the surface and from underground, for the purpose of delineating additional ore reserves. In addition, drilling work is being pursued in most of the mines to access ore beyond the present mining areas. The Company also holds exploration tracts outside the Viburnum Trend in the U.S. and in the Republic of South Africa that are being actively explored. In Missouri, 50 miles east of the Viburnum trend, the Company is performing pre-development work on a lead-zinc-cobalt deposit. In South Africa, the Company is in the advanced stage of exploring a lead and zinc deposit approximately 100 miles from Kimberly, in the center of the country. In fiscal 2000, 1999 and 1998, the Company spent $4.2 million, $4.9 million and $5.3 million, respectively, on exploration activities, including $2.4 million, $3.7 million and $4.1 million, respectively, outside the Viburnum Trend.

SAFETY

         Throughout its operations, the Company strongly emphasizes providing employees a safe working environment through extensive training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., the Company's mining and milling operations are regulated by the Mine Safety and Health Administration of the Department of Labor (MSHA) and its smelting and fabricating operations by the Occupational Safety and Health Administration of the Department of Labor (OSHA). The Company believes it has achieved safety results that are among the best in its industry classifications. In 2000, the Company's Sweetwater mine was presented the Sentinels of Safety Award, for 1999, by the National Mining Association and MSHA, for being the safest in the underground metal mine category. Each year since 1973, one of the mining units has been named either the safest or second safest underground metal mine in the United States by MSHA. The Company has achieved the top award 15 times in the last 28 years. The smelting operations have achieved a strong safety record as well, with typical loss time accident rates averaging approximately three to four times better than industry averages in recent years.

EMPLOYEES

         As of October 31, 2000, the Company had 430 active salaried employees and 1,323 active hourly employees in the United States. Management believes that its labor relations are good. At October 31, 2000, 141 hourly employees were represented by Local 7450 of the United Steelworkers of America (USWA). Effective May 1999, the Company reached a three-year agreement with the union, with a wage only reopener in May 2001.

THE COMPANY'S PERUVIAN OPERATIONS

PRODUCTS

         La Oroya's principal products include refined silver, copper, zinc, lead and gold. In addition, La Oroya produces a variety of by-products, including bismuth, indium, tellurium, antimony, cadmium, selenium, sulfuric acid, zinc-silver concentrate, zinc sulfate, copper sulfate, arsenic trioxide and others. The following table sets forth net sales for each of La Oroya's principal products.

                                 Year Ended October 31,
                                 ----------------------
                              2000         1999 (a)     1998 (a)
                              ----         --------     --------
                                    (dollars in thousands)
         Silver...........   $174,651      $170,023     $157,666
         Copper...........    118,452       102,235      107,242
         Zinc.............     90,564        77,969       74,700
         Lead.............     53,262        54,754       58,424
         Gold Bullion.....     26,345        19,719       18,530
         By-Products......     22,801        32,734       32,758
                             --------      --------     --------
                 Total....   $486,075      $457,434     $449,320
                             ========      ========     ========
         (a)   Prior year figures reflect a reclassification to conform to current year presentation.

CUSTOMERS

         La Oroya had approximately 421 customers in 2000, including a wide variety of industrial and international trading companies, of which the five largest accounted for approximately 38% of its net sales. In 2000, approximately 88% of net sales were exported, with sales to North American countries representing approximately 31% of net sales, followed by Latin America, Asia and Europe with 22%, 17% and 18% of net sales, respectively. Substantially all of La Oroya's 2000 metal sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volumes and pricing mechanisms. Substantially all of La Oroya's sales were denominated in U.S. dollars.

COMPETITION

         La Oroya is among the largest metal processing facilities in the world. Its unique combination of base metal smelters, refineries and by-product circuits are capable of processing complex concentrates into high quality base and precious metals. Only three other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Unlike La Oroya, none of these facilities has a dedicated zinc production circuit. As a result of La Oroya's proximity to significant sources of concentrates, management believes that it operates at a geographic competitive advantage. In addition, La Oroya's proximity to Lima's Callao port provides ready access to major world markets.

RAW MATERIALS

         La Oroya's primary raw material is concentrate feedstock. In addition, the Company utilizes various other raw materials, principally water, electricity, oxygen, coal and fluxes.

         COPPER. During 2000, approximately 60% of the copper concentrates processed at La Oroya were obtained from the Peruvian domestic market, approximately 45% of which were supplied by Cobriza. In fiscal 2001, La Oroya expects to obtain approximately 62% of its copper concentrates from the Peruvian domestic market, 40% of which will come from Cobriza. The balance of its copper concentrate requirements will be obtained primarily from neighboring Latin American countries. The Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

         ZINC. All of the zinc concentrates processed at La Oroya, during 2000, were secured from the Peruvian domestic market. La Oroya requires approximately 90,000 tons of zinc metal contained in concentrates per year to maximize production capacity. With present mine production, the Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

         LEAD. Approximately 98% of La Oroya's 2000 lead concentrates were obtained from the Peruvian domestic market, with the Paragsha and Mahr Tunnel mines, owned by Volcan Compania Minera S.A., accounting for approximately 41% of the total feedstock. Because La Oroya has no local Peruvian competitors in lead smelting, it has a substantial freight advantage for all of the concentrates produced in Peru, the total of which far exceeds La Oroya's requirements.

         WATER. Water for the La Oroya facility is obtained from three main sources: the Mantaro River, the Tishgo River and the Cuchimachay Spring. Management believes these three sources, in addition to numerous adjacent springs and wells provide adequate water supplies for the facility.

         OTHER. At La Oroya, an oxygen plant supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. The oxygen plant was constructed in 1994 with a capacity of 353 tons per day. It is owned by a local bank and leased to the Company under a sale and leaseback agreement. Coal is imported to produce metallurgic coke for the lead circuit blast furnaces. Fluxes consumed in the smelting process are supplied primarily from La Oroya's limestone and silica deposits adjacent to the facility. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

         ELECTRICAL POWER. La Oroya receives electric power from Empressa de Generacion Electrica del Centro S.A., (Egecen), a local electric power company owned by Centromin. The smelting complex consumes approximately 64 megawatts of ongoing load, which represents approximately one-third of the capacity of Egecen. La Oroya has a nine year power supply contract with Egecen, which management believes will provide sufficient power to La Oroya at satisfactory long-term rates. The contract expires in October 2007. Most of Cobriza's electrical power is also provided by Egecen. Cobriza's requirements do not represent a significant portion of Egecen's capacity.

ENVIRONMENTAL MATTERS

         Modern environmental legislation has been introduced only in the last decade in Peru. For mining and metallurgical activities, the Ministry of Energy and Mines (MEM) is the principal regulatory authority. The MEM has issued "maximum permissible limits" for liquid effluent and air emissions. In addition, the Consejo Nacional del Ambiente (National Environmental Council) coordinates government regulations and policies, including the air quality standards for Peru. The Direccion General de Salud Ambiental (Directorate General of Environmental Health) (DIGESA), a division of the Ministerio de Salud (Ministry of Health), issues wastewater discharge permits based on standards governing receiving water quality. Peruvian law requires all new mining or metallurgical operations, and existing operations that are undergoing an expansion of over 50% of installed capacity, to submit to the MEM an Estudio de Impacto Ambiental (Environmental Impact Study).

         For mining and metallurgical operations in existence prior to 1994, concession holders (i.e. owner/operators) were required to submit to the MEM an Evaluacion Ambiental Preliminar (Preliminary Environmental Assessment) (EVAP) that identified environmental impacts and twelve months of baseline monitoring. Based on the results of the EVAP, the operator submitted to the MEM a Programa de Adecuacion y Manejo Ambiental (Environmental Remediation and Management Program) (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the applicable standards prior to expiration of the PAMA (ten years for smelters, such as La Oroya's operations, and five years for any other type of mining or metallurgical operation, like Cobriza). The required amount of annual investment must not be less than 1% of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Mining, metallurgical and processing operators must present annual sworn statements to the MEM that describe their operations and resultant emissions. In addition, Peruvian environmental law allows operators to enter into a Contrato de Estabilidad Administrativa Ambiental (Contract for Administrative Environmental Stabilization) (Environmental Stabilization Agreement) in order to provide some potential limit to the applicability of new laws during the life of the PAMA.

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

Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006:
    -  New sulfuric acid plants
    -  Treatment plant for the copper refinery effluent
    -  Industrial waste water treatment plant for the smelter and refinery
    -  Improve Huanchan lead and copper slag deposits
    -  Build an arsenic trioxide deposit
    -  Management and disposal of lead and copper slag wastes
    -  Domestic waste water treatment and domestic waste disposal

         La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. The Company requested permission from the MEM to change certain PAMA projects and the timing of their completion. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance. Further, there can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect the Company's business, financial condition or results of operations. Under the Subscription Agreement, Centromin agreed to indemnify the Company against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect the Company's business, financial condition or results of operations.

         As part of the acquisitions of La Oroya and Cobriza, the Company entered into certain agreements with MEM to expand and modernize the operations of La Oroya and Cobriza, including expenditures to comply with environmental regulations in Peru, such as those governing the treatment, handling and disposal of solid wastes, liquid effluent discharges and gaseous emissions. Principal projects related to environmental matters at the La Oroya smelter include: 1) building sulfuric acid plants for the metal circuits, 2) new converter and roaster technology for the copper circuit, 3) replacement of the roaster equipment for the zinc circuit, 4) water and sewage treatment facilities, and 5) slag and slimes handling equipment and disposal facilities. The Company estimates that expenditures related to environmental matters and related process changes will be approximately $190 million through fiscal 2007.

         The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, sewage and garbage by mid-2002. After beginning construction on the largest of the projects, the tailings backfill project, the revised project cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. The Company is delaying further spending on the tailing projects in the PAMA while tailings options, mine plans and cost estimates are reviewed. At this time, it is not possible to determine whether the MEM will allow the Company to amend its PAMA. Mine plans and costs could change if the MEM does not allow the Company to amend its PAMA.

         In conjunction with the MEM agreement, the Company has undertaken a ten-year capital investment program, which runs through 2007, to enhance various elements of its operations. The objectives of the capital investment program are increasing net sales by improving product quality, increasing production capacity and reducing unit costs. In addition, through planned environmental expenditures, the Company will endeavor to achieve compliance with environmental regulations in Peru. Management believes that additional financing will be necessary in order to fund the capital investment program. The Company is currently pursuing various financing alternatives in the interest of proceeding with the capital investment program while maintaining sufficient liquidity. There can be no assurance that the pursuit of alternative financing will be successful. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

SAFETY

         In Peru, the MEM is responsible for regulations enacted to minimize accidents. It conducts annual inspections to ensure compliance with numerous safety standards. The Company's Peruvian operations suffered three fatal accidents during 2000 and one in the first month of fiscal 2001 involving two contract laborers and two employees of the Company. Two of the fatalities resulted from accidents involving mobile equipment at the Cobriza mine and the third was the result of a rock fall. The fourth was an accident with an overhead crane at La Oroya. Management has thoroughly investigated each of these incidents and reinforced the appropriated safety procedures with the workforce. Despite these unfortunate incidents, the safety performance of the Peruvian operations, in terms of both fatalities and lost time accidents, has improved significantly. Under the Company's management, lost time accidents rates are lower by more than 50% at La Oroya and more than 65% at Cobriza, compared to similar periods under the former owner. With further assistance and direction provided by the U.S. representatives of the Company, the Peruvian operations will continue to maintain a high regard for safety and health.

EMPLOYEES

         As of October 31, 2000, the Company's Peruvian employees included 983 active salaried employees, 2,248 active hourly employees, and 1,521 people on a contract basis. There are three unions for hourly employees and two unions for salaried employees. The principal union representing 79% of the hourly employees is the Sindicato de Trabajadores Metalurgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Ferroviarios La Oroya (La Oroya Railway Workers Union) and the Sindacato de Trabajudones Cobriza (Cobriza Workers Union) each represent 4% of the hourly workers. The remaining hourly workers, 13%, are not affiliated with a union. On July 26, 1998, the Company entered into a five-year labor agreement with the hourly unions at La Oroya. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 39% of the salaried employees and by the Sindicato de Empleados Ferroviarios La Oroya (La Oroya Railway Employees Union), representing 3% of salaried employees. The remaining salaried employees, 58%, are not affiliated with a union. The current salaried employees' labor agreement continues until December 31, 2002. Management believes the Company's labor relations are good.

ITEM 2.  PROPERTIES

U.S. OPERATIONS

         The Company's Missouri mining operations utilize eight production shafts that form a north-south line along approximately 40 miles of the Viburnum Trend ore body. Three production shafts, Viburnum-28, Viburnum-29 and Viburnum-35, lie within a five-mile radius east, north and south, respectively, of Viburnum, Missouri. Viburnum is located approximately 125 miles southwest of St. Louis, Missouri. The Buick, Brushy Creek, West Fork, Fletcher and Sweetwater production shafts are within thirty miles of Viburnum.

         The Company also has available six grinding/floatation mills located near its production shafts. Four of the mills are currently operating. The Viburnum and West Fork mills are on care and maintenance status. All of the mining and milling facilities are accessible by state or county roads or Company-owned haul roads. Products are shipped by truck over public roads or by rail. The Viburnum and Buick mills have rail access.

           The production capacities of the Company's mills are as follows:

                                            Concentrator Capacity
                            Mill               (Tons per Day)
                        -------------       ---------------------
                        Viburnum                   12,000
                        Buick                       7,200
                        Fletcher                    5,000
                        Brushy Creek                5,000
                        West Fork                   4,000
                        Sweetwater                  6,800


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

         The secondary lead recycling smelter is located in Boss, Missouri approximately ten miles south of Viburnum. The Company owns the property. The annual capacity of the facility is approximately 145,000 tons. The facility operates under a Resource Conservation and Recovery Act (RCRA) permit allowing it to handle waste, primarily lead-bearing material.

         The secondary facility submitted a PSD (Prevention of Significant Deterioration) air permit application to Missouri Department of Natural Resources, in November 2000, which would allow the facility to expand its production limit to nearly 193,000 tons annually. The permit review for this application should be completed by mid to late 2001.

         The Company's fabricated products operations are located in Casa Grande, Arizona, Vancouver, Washington, and Houston, Texas. All facilities are leased.

         The Company owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases and 11 are government leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either 10 or 20 years and are renewable. The Company makes royalty payments under these leases.

The Company's leases from the federal government consist of the following:

                     Number of         Expiration
     Location         Leases              Date
     --------         ------              ----
     Viburnum              4          March 31, 2018
     Fletcher              2          May 31, 2003
     Buick                 1          October 31, 2004
     Brushy Creek          2          May 31, 2003
     West Fork             1          January 31, 2003
     Sweetwater            1          December 31, 2003


         The Company's $50 million Senior Secured Notes are secured by a first priority lien in the Sweetwater and West Fork mine and mill properties and the Glover smelter property. These properties were acquired from Asarco Incorporated's Missouri Lead Division (MLD) in September of 1998 (MLD Acquisition).

ORE RESERVES

         The following table sets forth the mineable reserves, estimated by the Company, as of October 31, 2000 for the Viburnum Trend mineral deposits and the Higdon deposit, which is outside the Viburnum Trend.

                           RESERVE --MINEABLE RESERVES
                             AS OF OCTOBER 31, 2000

                                                                Grade+
                                                       -------------------------
                                           Tons         Lead      Zinc   Copper
                                      --------------
                                      (in thousands)
Proven..............................     12,061         8.01%     1.63%   .32%
Probable............................     46,121         5.20%     1.15%   .20%
                                         ------
    Total Proven and Probable.......     58,182         5.78%     1.25%   .23%
                                         ======

+ The estimated average extraction recovery, of metals, after allowing for expected dilution for lead, zinc and copper are approximately 89%. These losses are included in the above reserve table. Estimated average metallurgical recoveries for lead, zinc and copper are 96.5%, 83.0% and 50.0%, respectively. Metallurgical recovery losses have not been included in the above reserve table.

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

            Product                                 Annual Capacity
            -------                                 ---------------
            Copper (short tons)                          77,000
            Lead (short tons)                           132,000
            Zinc (short tons)                            86,000
            Silver (thousands of troy ounces)            35,000
            Gold Bullion (thousands of troy ounces)          93

         The Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Chucampa Province. Access to the site is by improved dirt road through rugged terrain. Concentrates produced at the mine are trucked 130 miles over dirt road to Huancayo and then an additional 70 miles over paved road to the La Oroya smelter. Cobriza's mill has a capacity of 10,000 tons per day and its current throughput is approximately 4,500 tons per day.

         Landholdings at Cobriza include approximately 2,600 acres of surface ownership and approximately 128,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed. The Company's estimates, which have not been audited, indicate proven and probable ore reserves of approximately 6.0 million tons containing approximately 1.21% copper. The surface structures of the Cobriza mining operations cover approximately 200,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS

         Doe Run is a defendant in several lawsuits alleging certain damages from lead emissions stemming from the operations at the Herculaneum smelter. The cases brought in the Circuit Court 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri are: KARLA RICHARDSON ET AL. V. THE DOE RUN RESOURCES CORP., ET AL, filed September 12, 1995; SARA DIXON, ET AL. V. THE DOE RUN RESOURCES CORP, filed August 25, 1995; RONALD HEATH, ET AL. V. THE DOE RUN RESOURCES CORP. ET AL., filed November 20, 1995; ANDREA MASSA, ET AL. V. THE DOE RUN RESOURCES CORP., ET AL., filed December 8, 1995; GOVREAU, II, ET AL. V. THE DOE RUN RESOURCES CORP., ET AL, filed May 21, 1999 and CASEY, ET AL. V. THE DOE RUN RESOURCES CORP., ET AL., filed March 23, 2000. The DIXON and HEATH cases are class action lawsuits. In the DIXON case, the plaintiffs are seeking to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would consist of children who lived in Herculaneum during a period of time when they were six months to six years old, and the remedy sought is medical monitoring for the class. On December 5, 2000, the court denied class certification for both the alleged property damage class and the alleged medical monitoring class in the DIXON case. The HEATH case is seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the potential size of the class is every homeowner in Herculaneum, Missouri. Preliminary investigation and research by Doe Run indicates property values in Herculaneum are consistent with those of surrounding communities and have not been affected by the smelter. Based on rules for class certification and the reasoning in the December 5 ruling in the DIXON case by the court, Doe Run believes class certification is unlikely in the HEATH case.

         The RICHARDSON, MASSA, GOVREAU and CASEY cases are personal injury actions by seventeen individuals who allege damages from the effects of lead poisoning they attribute to operations at the smelter and seek punitive damages The Company is vigorously defending all of these claims.

         The Company entered into a voluntary Administrative Order of Consent with the U.S. EPA and the Missouri Department of Natural Resources in September, 2000, and a consent judgement wihth the Missouri Department of Natural Resources and the Missouri Air Conservation Commission in December 2000. The AOC and consent judgement both relate to the operation of the Herculaneum smelter. See "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements.

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

         The Company is one of several defendants in YOUNG ET AL. V LEAD INDUSTRIES ASSOCIATION, INC., ET AL. (previously COFIELD ET AL. V LEAD INDUSTRIES ASSOCIATION, INC., ET AL.) filed on September 21, 1999 in the Circuit Court for Baltimore City, Maryland. This is a class action seeking to certify as a class the owners of all housing in the State of Maryland built prior to 1978 that has lead paint on the premises. The complaint alleges that all defendants were members of Lead Industries Association (LIA), a trade association, who improperly promoted lead paint and seeks damages for paint removal for all such housing in the state of Maryland. This suit also seeks punitive damages.

         The Company, with several other defendants, was named in several lawsuits alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. SMITH ET AL. V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL., was filed on September 21, 1999 in the Circuit Court for Baltimore City, Maryland. The Company has not been served on the remaining four suits: HALL V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL., HART V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL., WILLIAMS V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL. AND RANDLE V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL, all filed in the Circuit Court for Baltimore City, Maryland. The suits requests damages, including punitive damages.

         On February 14, 2000, CITY OF ST. LOUIS VS. LEAD INDUSTRIES ASSOCIATION, INC. ET AL was filed in the Circuit Court of the City of St. Louis, Missouri. The Company and several other parties were named defendants in the suit for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages. Discovery has yet to be initiated.

         On November 1, 2000, one hundred and seven individual cases were filed in the Circuit Court of the City of St. Louis, Missouri, that list the Company among the defendants, alleging that the employees or ex-employees of Burlington Northern Railroad who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended October 31, 2000.

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

ITEM 6. SELECTED FINANCIAL DATA

               SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following tables set forth historical consolidated financial data of The Doe Run Resources Corporation and subsidiaries for the five fiscal years ended October 31, 2000, which have been derived from the Company's audited consolidated financial statements. It is important that the selected historical consolidated financial data presented below be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and the accompanying notes included elsewhere in this document.

                                                 Year Ended October 31,
                                 ---------------------------------------------------------
                                   1996       1997      1998 (a)    1999 (a)      2000
                                   ----       ----      --------    --------      ----
                                                (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
 Net sales....................   $274,930   $280,467    $710,921    $800,274    $815,042
 Cost of sales................    215,489    234,351     599,522     686,027     723,178
 Depletion, depreciation and
   amortization...............     13,654     14,718      24,540      31,400      30,520
 Selling, general and
   administrative expenses....     10,079     10,959      29,370      30,842      32,142
 Exploration expense..........      2,912      2,705       4,312       3,919       4,337
                                 ---------------------------------------------------------
 Operating income.............     32,796     17,734      53,177      48,086      24,865
 Interest expense.............     14,348     13,740      40,659      59,417      61,595
 Interest income..............        113         21       9,586      14,755      14,433
 Other income (expense).......        355        (37)        775      (1,346)        935
                                 ---------------------------------------------------------
 Income (loss) before income
   tax expense and
   extraordinary item.........     18,916      3,978      22,879       2,078     (21,362)
 Income tax expense...........      6,451      4,331      11,398       3,488       1,753
                                 ---------------------------------------------------------
 Income (loss) before
   extraordinary item.........     12,465       (353)     11,481      (1,410)    (23,115)
 Extraordinary item net of
   income tax benefit.........         --     (1,062)     (4,388)         --          --
                                 ---------------------------------------------------------
 Net income (loss)............   $ 12,465   $ (1,415)   $  7,093    $ (1,410)   $ (23,115)
                                 =========================================================
 (a) Prior year figures reflect reclassification of certain costs to conform to current year presentation.

                                                           As of October 31,
                                       -----------------------------------------------------------
                                           1996         1997        1998        1999       2000
                                           ----         ----        ----        ----       ----
                                                          (dollars in thousands)
BALANCE SHEET DATA:
Cash...............................    $            $   8,943   $   4,646   $   9,886   $   8,295
Working capital....................       33,989       64,306     139,892     141,896     129,938
Property, plant and equipment, net.      104,162      207,630     264,047     269,042     275,514
Total assets.......................      203,914      384,440     663,639     664,717     664,945

Total debt (including current
   portion)........................       82,791      234,740     478,302     485,868     513,510
 Shareholder's equity..............       20,830       14,174      18,578      16,621      (6,914)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

CONSOLIDATED FINANCIAL POSITION

         During the fiscal year ended October 31, 2000 (2000), net cash provided by operating activities was $9.1 million and capital expenditures were $37.3 million. As a result, total debt, mainly revolving loans and short-term borrowings, increased by $27.6 million.

RESULTS OF OPERATIONS

         FISCAL 2000 COMPARED TO FISCAL 1999

         The Company reported a net loss of $23.1 million for 2000 compared to a net loss of $1.4 million for the twelve months ended October 31, 1999 (1999). The Company's U.S. operations reported a net loss of $36.2 million (excluding intercompany fee revenue of $18.9 million) for 2000 compared to a net loss of $31.2 million (excluding intercompany fee revenue of $17.7 million) for 1999, reflecting the effects of lower realized prices for lead metal and higher production costs. These factors were partially offset by the absence, in 2000, of the write-off of deferred tax balances of $6.2 million associated with a change in the Company's tax status to a qualified subchapter S subsidiary during 1999. See "Item 1. Financial Statements - Note 1 to the Company's Consolidated Financial Statements" for a discussion of the change in tax status.

        Peruvian operations generated net income of $13.1 million for 2000 (excluding intercompany fees and eliminations of $18.9 million) compared to net income of $29.8 million (excluding intercompany fees and eliminations of $17.6 million) for 1999. The decrease in Peruvian net income was due primarily to the absence of the tax benefit for loss carryforwards recognized in 1999, increased production costs and increased depreciation.

        The Company's results for the year ended October 31, 2000 reflect declines in the market price of lead metal and silver and increases in the price of copper and zinc from the prior year. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                    Year Ended October 31,
                               ---------------------------------
                                  2000        1999        1998
                               ---------------------------------
      Average Prices
      --------------
       Lead ($/short ton)      $  414.00   $  458.40   $  486.40
       Copper ($/short ton)     1,634.40    1,394.00    1,546.40
       Zinc ($/short ton)       1,039.00      946.80      954.20
       Silver ($/troy ounce)        5.03        5.18        5.63



        As a result of the recent low lead price the Company's U.S. operations had operating losses in 2000. The Company has made changes to its operations, described below, which it expects will reduce certain costs, and achieve certain operating efficiencies, in an effort to mitigate the impact of low metal prices. However, prices sustained at these levels or decreasing further are likely to result in the continuation of operating losses for the Company's U.S. operations.

        The following table sets forth the Company's production statistics for the periods indicated:



                                                                              Year Ended October 31,
                                                                      ------------------------------------
                                                                         2000         1999         1998
                                                                      ----------   ----------   ----------
              U.S. Operations
              ---------------
                Lead metal - primary (short tons)                       382,474      384,441      266,739
                Lead metal - secondary (short tons)                     144,087      117,718      109,788
                Lead concentrates (metal content, short tons)           319,184      381,769      262,684
                Ore Grade                                                 5.77%        5.66%        5.52%

              Peruvian Operations
              -------------------
                Refined copper (short tons)                              72,616       74,314       70,042
                Refined lead (short tons)                               130,963      120,129      117,975
                Refined zinc (short tons)                                86,097       80,940       78,508
                Refined silver (thousands of troy ounces)                34,696       32,639       27,712
                Refined gold (thousands of troy ounces)                      93           71           63
                Copper concentrates (metal content, short tons)          19,523       23,934       27,123 (a)
                Ore Grade (copper content)                                0.91%        0.97%        1.16% (a)


             (a) The Company's Cobriza mining operation was acquired on August
                 31, 1998. Production for 1998 includes production under the former owner for the period prior to the acquisition.



         The Company continuously evaluates production plans in an effort to optimize mine production during periods of sustained low lead metal prices. On April 19, 2000 the Company announced operating changes at its U.S. mining operations intended to increase grade and lower unit production costs. These changes, which were implemented in the third quarter, involved a restructuring of the mine/mill operations resulting in a workforce reduction of approximately 12% at the U.S. mining operations. Two of the Company's six mills were idled and placed on care and maintenance and three of the Company's eight mines were effectively idled, mining only small quantities of selected high-grade ore. During 2000 the mining operations were able to increase lead and zinc ore grades by approximately 2%, and 21%, respectively, compared to 1999. However, selective mining of higher-grade ore caused a reduction in the total ore mined of approximately 18% for the year, from 7.0 million tons in 1999 to 5.7 million tons in 2000. As a result, production of lead metal contained in concentrates in 2000 decreased by approximately 16%, compared to 1999.

         Major mine development work initiated late in the second quarter yielded less than expected ore grades, and as a result, ore grade estimates under the operating mode discussed above have been revised downward. However, management expects that annualized tons of ore mined during fiscal 2001 will increase approximately 1% from the fiscal 2000 levels. Lead ore grade is expected to improve approximately 3% in fiscal 2001, but zinc and copper grades are expected to be lower by approximately 8% and 33%, respectively. Annualized production of lead metal contained in concentrates is expected to increase approximately 4% from the 2000 level.

         At these mine production rates, the primary smelters must purchase concentrates in the open market to operate near capacity. For fiscal 2001, the Company expects to purchase approximately 18% of its concentrate requirements, and has contracts in place for approximately 82% of its estimated purchased concentrate requirement. Due to current tightness in the market for lead concentrates and barge transportation problems, discussed previously, scheduled production at the Company's Herculaneum smelter was reduced approximately 8%, or 5,000 tons from normal operating levels during the first quarter of fiscal 2001.

         In addition to production changes discussed above, management is in the process of implementing cost reduction measures primarily resulting from an in-depth cost analysis of the mining/milling operations. These measures include strategic sourcing of raw materials, equipment and supplies, enhanced ordering procedures and controls, improved maintenance planning and scheduling, improved maintenance procedures, and others. The benefits of these changes resulted in modest improvements in unit production costs in the fourth quarter of fiscal 2000, and the full impact is expected to be realized by the end of fiscal 2001.

         Primary smelter production, in 2000 was slightly less than 1999 despite production interruptions during the year. In second quarter, the Herculaneum smelter made major repairs to one of its blast furnaces, which caused it to be offline for more than a month. At the Company's Glover smelter, the structural failure of a storage hopper caused furnace and sinter plant downtime during the second quarter and cooling system failures on a blast furnace slowed production during the third quarter. Production rates at both Glover and Herculaneum were at normal levels at year end.

         Secondary smelter production exceeded the prior year by 22% in 2000. The increase is primarily the result of installation of a new burner, with an improved design, on the smelter's reverberatory furnace during the fourth quarter of 1999, as well as modifications that were made to the blast furnace during the first quarter of 2000. These changes combined increased total secondary smelter capacity by approximately 27%. The production results for 2000 represent the eighth consecutive annual production record for the Buick secondary facility.

         The Company has substantially completed its remediation on a site of historical mine operations of the Company's predecessors in St. Francois County, Missouri. The work on the Big River Mine Tailings site consisted of reshaping and contouring mine tailings and chat, and protecting them from erosion and blowing with rock cover or vegetation as appropriate. The work was performed safely, and within original cost and time estimates. Remaining activities include constructing fencing on a portion of the site's perimeter and maintenance of the vegetation on the site.

         In Peru, the La Oroya metallurgical complex increased the capacities of its lead and zinc refineries by approximately five percent each during the third quarter of 1999. In addition, the Company continues to replace equipment and make process improvements throughout the plant. The impact of these changes is reflected in La Oroya's production performance. For 2000, La Oroya set new annual production records for lead, zinc silver and gold. Lead production increased 9% over the prior year, zinc and silver production were each up approximately 6% and gold bullion production improved by more than 31%. Copper production was about 2% less than the prior year primarily due to a shortfall in copper concentrate feed from the Company's Cobriza mining operations, discussed below. The increases in silver and gold production were primarily the result of acquiring concentrate feed with higher content of these metals.

         At the Company's Cobriza copper mining operation, ore grade in the available working areas declined significantly, from 0.97% in 1999 to 0.91% in 2000. In May 2000, the Company implemented changes in operations intended to improve ore grade and reduce unit production cost. The changes involved a workforce reduction of approximately 19% and a reduction in annualized ore production of approximately 31% from the fiscal 1999 levels. Ore grade improved from 0.86% in the second quarter to 0.92% and 1.04% in the third and fourth quarters, respectively. It is anticipated that ore grade will average approximately 1.06% for fiscal 2001. As the new operating plan was implemented, ground support, ventilation and other development work was accelerated in an effort to improve ore grade. Operating costs for Cobriza were up 14% for 2000, compared to 1999, primarily as a result of this development work. As a result of the lower grade and reduced ore production, copper metal contained in concentrates produced in 2000 was 18% lower for the year, compared to 1999. In 2000, the combination of reduced production and increased operating cost, resulted in a significant increase in the cost of metal units delivered to La Oroya for the year.

         On May 28, 2000, a presidential runoff election was held in Peru, after which the incumbent, President Fujimori, was declared the winner. Amid allegations of irregularities, the election was boycotted by international election oversight organizations and by Alejandro Toledo, the challenger to President Fujimori. The events surrounding the election were widely reported by the international press and criticized by the United States and other countries. Subsequently, following a series of events, Mr. Fujimori submitted his resignation. In November 2000, an interim government led by Mr. Valentin Paniagua assumed power. Mr. Paniagua has installed a new cabinet and made changes to the military leadership. The Paniagua government has achieved credibility both in Peru and abroad, and large-scale street protests in Lima have ended. New elections are scheduled for April 2001.

         As of January 15 2001, the Company's operations in Peru have been unaffected by these developments. However, management recognizes the potential for political instability, social unrest, and deterioration of economic conditions, which could adversely impact the operating activities, results of operations and financial condition of the Company.

         The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U.S. and Peruvian operations (excluding intercompany transactions) for the periods indicated:

                                     RESULTS OF U.S. OPERATIONS



                                                                    Year Ended October 31,
                                                       ----------------------------------------------
                                                           2000             1999             1998
                                                       ------------     ------------     ------------
     Net sales (a)                                       $ 328,967        $ 342,840        $ 261,601

     Costs and expenses:
          Cost of sales                                    296,418          295,005          231,166
          Depletion, depreciation and amortization          20,760           23,557           17,726
          Selling, general and administrative               17,854           17,450           17,171
          Exploration                                        2,851            3,919            4,312
                                                         ---------        ---------        ---------
              Total costs and expenses                     337,883          339,931          270,375
                                                         ---------        ---------        ---------
              Income (loss) from operations                 (8,916)           2,909           (8,774)

     Other income (expense):
          Interest expense                                 (42,037)         (40,786)         (26,730)
          Interest income                                   14,105           14,119            8,977
          Other, net                                         1,540             (184)            (939)
                                                         ---------        ---------        ---------
                                                           (26,392)         (26,851)         (18,692)
                                                         ---------        ---------        ---------

         Loss before income tax expense
                and extraordinary item                     (35,308)         (23,942)         (27,466)
     Income tax expense (benefit)                              869            7,239           (1,272)
                                                         ---------        ---------        ---------
          Loss before extraordinary item                   (36,177)         (31,181)         (26,194)
     Extraordinary item                                        -                -             (2,019)
                                                         ---------        ---------        ---------
         Net loss                                        $ (36,177)       $ (31,181)       $ (28,213)
                                                         =========        =========        =========


        (a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:



         Net Sales                                       $  18,942        $  17,690        $  16,089


Sales Volumes (short tons)
--------------------------
     Lead metal                                            443,374          450,782          312,448
     Zinc concentrates                                     100,778           99,419           76,515
     Copper concentrates                                    12,769           15,883           17,753

Realized Prices ($/ton)(b)
--------------------------
     Lead metal                                          $  522.13        $  551.97        $  567.57
     Zinc concentrates                                      351.78           315.56           332.90
     Copper concentrates                                    285.38           221.05           207.23


        b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                                     RESULTS OF PERUVIAN OPERATIONS



                                                                    Year Ended October 31,
                                                       ----------------------------------------------
                                                           2000             1999             1998
                                                       ------------     ------------     ------------

     Net sales (a)                                       $ 486,075        $ 457,434        $ 449,320

     Costs and expenses:
          Cost of sales (a)                                426,760          391,022          368,356
          Depletion, depreciation and amortization           9,760            7,843            6,814
          Selling, general and administrative (a)           14,288           13,392           12,199
          Exploration                                        1,486              -                -
                                                         ---------        ---------        ---------
              Total costs and expenses                     452,294          412,257          387,369
                                                         ---------        ---------        ---------
               Income from operations                       33,781           45,177           61,951

     Other income (expense):
          Interest expense                                 (19,558)         (18,631)         (13,929)
          Interest income                                      328              636              609
          Other, net                                          (605)          (1,162)           1,714
                                                         ---------        ---------        ---------
                                                           (19,835)         (19,157)         (11,606)
                                                         ---------        ---------        ---------

          Income before income tax expense
                and extraordinary item                      13,946           26,020           50,345
     Income tax expense (benefit)                              884           (3,751)          12,670
                                                         ---------        ---------        ---------
          Income before extraordinary item                  13,062           29,771           37,675
     Extraordinary item                                        -                -             (2,369)
                                                         ---------        ---------        ---------
         Net income                                      $  13,062        $  29,771        $  35,306
                                                         =========        =========        =========


        (a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:



     Net sales                                           $   1,573        $   2,898        $   3,311
     Cost of sales                                           1,573            3,013            3,196
     Selling, general and administrative expense            18,942           17,690           16,089

Sales Volumes
-------------
          Copper (short tons)                               72,658           74,352           70,629
          Lead (short tons)                                127,702          115,730          119,022
          Zinc (short tons)                                 85,325           81,743           79,291
          Silver (thousands of troy ounces)                 34,574           32,722           27,957
          Gold (thousands of troy ounces)                       93               71               63

Realized Prices (b)
-------------------
          Copper ($/ton)                                 $1,630.26        $1,375.02        $1,539.35
          Lead ($/ton)                                      417.08           473.12           518.44
          Zinc ($/ton)                                    1,061.40           953.82           991.14
          Silver  ($/troy ounce)                              5.05             5.20             5.64
          Gold  ($/troy ounce)                              282.68           278.47           296.66


        b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

         Results of operations for the years ended October 31, 2000, 1999, and 1998 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

         NET SALES for 2000 were $815.0 million compared to $800.3 million for 1999. An increase of $28.6 million is attributable to Peruvian operations. U.S. net sales for 2000 were $13.9 million less than the 1999 period primarily due to lower lead metal prices and volume, partially offset by increased realized prices for zinc concentrates. The average LME price for lead metal declined 10% in 2000, compared to 1999. However, as a result of improved premiums, the Company's net realized price was only 5% lower than the prior year, reducing net sales by $13.2 million. Lead metal sales volume was 2% lower than the prior year, reducing net sales by $4.1 million. Sales volume was adversely affected by reduced automotive battery demand and increased competition from imported lead. For 2000, automotive battery demand in the U.S. was down about 1%, compared to 1999, while imports of lead metal increased by approximately 80,000 tons or 40%. Zinc concentrate sales were $4.1 million higher in 2000 compared to 1999, primarily due to the increase in the LME zinc price.

         COST OF SALES for 2000 was $723.2 million compared to $686.0 million for 1999. Of this increase, $35.7 million is attributable to Peruvian operations. U.S. cost of sales for 2000 increased by $1.4 million compared to 1999. The unit production cost of primary lead metal increased by approximately 4%, compared to the prior year, accounting for an increase of $8.4 million in cost of sales. Unit production costs for zinc and copper concentrates also increased compared to the prior year. Primary production costs increased due to: 1) the impact of reduced mine production volume 2) repair costs and reduced production volume associated with the primary smelter production problems discussed previously and 3) costs related to increased production of lead alloy products. The primary production cost increases were partially offset by lower unit production costs at the Buick smelter, which reduced cost of sales by $5.7 million, and lower lead metal sales volume.

         DEPLETION, DEPRECIATION AND AMORTIZATION for 2000 decreased by $0.9 million compared to 1999. An increase of $1.9 million is attributable to Peruvian operations. The decrease in depletion, depreciation, and amortization for U.S. operations of $2.8 million for 2000 was primarily attributable to a significant number of assets with five-year lives that were fully depreciated in March of 1999 and a reduction in depletion expense associated with lower mine production rates and the shifting of production to areas with lower depletion rates.

         EXPLORATION expense for 2000 increased $0.4 million compared to the prior year. An increase $1.5 million is attributable to Peruvian operations. In the U.S., exploration expense decreased by $1.1 million due to the completion of underground test work on a Missouri property, which was in process during 1999. This reduction was partially offset by increased costs associated with an ongoing feasibility study on a South African property.

         INCOME FROM OPERATIONS for 2000 was $24.9 million compared to $48.1 million for 1999. A decrease of $11.4 million is attributable to Peruvian operations. The remaining fluctuation is primarily due to the factors discussed above.

         INTEREST EXPENSE for 2000 increased $2.2 million compared to 1999. An increase of $1.0 million was attributable to Peruvian operations. The remaining fluctuation is the result of higher average borrowings and a higher rate in 2000 on floating rate debt.

         OTHER, net income was $0.9 million in 2000, compared to other net expense of $1.3 million in 1999. Of the $2.2 million difference, $0.6 million is attributable to Peruvian operations. For U.S. operations, other net income was $1.5 million in 2000 compared to other net expense of $0.2 in 1999. The change is primarily due to a full year of rental income on capital assets provided for Peruvian operations, compared to only four months of income in 1999.

         INCOME TAX EXPENSE for 2000 reflects the provision for the Company's Peruvian subsidiaries of $884 and Peruvian taxes on intercompany fees earned by the U.S. operations. See also "Item 1. Financial Statements--Note 2 to the Company's Consolidated Financial Statements." As a result of a change in tax status, the Company is not subject to federal and most state income taxes.

         FISCAL 1999 COMPARED TO FISCAL 1998

         NET SALES for 1999 were $800.3 million compared to $710.9 million for 1998. Of this increase, $8.1 million is attributable to Peruvian operations. U.S. net sales for 1999 were $81.2 million greater than 1998 primarily due to increased lead metal and zinc concentrate sales volume partially offset by lower metal prices. Lead metal net sales increased 40% from $177.3 million in 1998 to $248.8 million in 1999. An increase of $71.5 million is due to increased production and sales volume, which resulted primarily from the MLD Acquisition, and continued strong demand in the

U.S. market. The average LME price for lead metal decreased 6% in 1999, compared to 1998. After improvements in premiums and hedging, the Company's net realized price was 3% lower in 1999, resulting in a decline in net sales of $7.0 million. Zinc concentrate sales were $5.9 million higher in 1999, compared to 1998, due to a 30% volume increase partially offset by a 5% reduction in the net realized price. Other sales were higher primarily due to an increase of approximately $8.3 million in sales by FPI, which was partially offset by a reduction in sales of imported zinc metal and by-products. FPI's sales improved primarily due to a return to full production by its Seafab Metals division, after relocating its fabricating plant during 1998. Increased sales of radiation shielding products by its Lone Star Lead division also contributed to the increase.

         COST OF SALES for 1999 was $686.0 million compared to $599.5 million for 1998. Of this increase, $22.7 million is attributable to Peruvian operations. U.S. cost of sales for 1999 increased by $63.8 million, or 28% compared to 1998. Lead metal sales volume improved 44% or 138,334 tons over the prior year, increasing cost of sales by $77.5 million. Other volume changes added approximately $8.0 million to cost of sales. These volume increases were partially offset by lower unit production costs, which were primarily the result of the Company's programs of cost reduction and the productivity enhancements, and efficiencies realized as a result of the MLD Acquisition.

         DEPLETION, DEPRECIATION AND AMORTIZATION for 1999 increased by $6.9 million compared to 1998. Of this increase, $1.0 million is attributable to Peruvian operations. The increase in depletion, depreciation, and amortization for U.S. operations for 1999 is primarily attributable to the MLD Acquisition partially offset by assets becoming fully depreciated during the year.

         INCOME FROM OPERATIONS for the 1999 was $48.1 million compared to $53.2 million the 1998. A decrease of $16.8 million is attributable to Peruvian operations. The remainder of the change is primarily due to the increased sales and production volumes and lower production cost discussed above.

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

         INTEREST INCOME increased $5.2 million from 1998 to 1999 primarily due to interest income on the $125.0 million Special Term Deposit.

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

    RESULTS OF PERUVIAN OPERATIONS

         FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales for 2000 were $486.1 million compared to $457.4 million in 1999. The increase is primarily the result of higher sales volumes for lead, zinc, silver and gold and improved realized prices for copper, zinc and gold, partially offset by lower realized prices for lead and silver, and reduced by-product sales. The production improvements discussed previously increased refined silver sales volume by 1.9 million ounces or 6%, increasing net sales by $9.6 million. Gold bullion sales volume was up more than 22 thousand ounces or 32%, compared to the prior year, accounting for $6.2 million of the sales increase. Higher lead and zinc volumes added another $9.1 million to the net sales improvement. The Company's net realized price for refined copper increased by 19% in 2000, increasing net sales by $18.5 million. Improvements in zinc realized prices added $9.2 million to the net sales increase. These increases were partially offset by lower realized prices for lead metal and bullion lead, which reduced net sales by $8.8 million, and the absence $6.5 million of blister copper sales which were eliminated in 2000 in favor of more profitable refined copper sales.

         COST OF SALES for 2000 was $426.8 million, compared to $391.0 million in 1999. A 27% increase in the unit production cost of refined copper increased cost of sales by $25.0 million. This increase was primarily the result of higher feed costs for copper due to a 12% increase in LME copper price, the increase in the cost of concentrates produced by Cobriza, discussed previously, and a reduction in copper treatment and refining charges of approximately 11%. Higher sales volumes for refined lead, zinc, silver and gold increased cost of sales by $21.1 million. These increases were partially offset by lower feed cost for lead metal and bullion lead, and reduced by-product sales volume, primarily blister copper.

         DEPRECIATION AND AMORTIZATION expense increased by $1.9 million in 2000, compared to 1999 prior year, primarily due to recent capital additions.

         EXPLORATION Expense increased due to work done to identify additional reserves within, and in the immediate vicinity of, the Company's Cobriza mine.

         INCOME FROM OPERATIONS decreased $11.4 million for 2000, compared to 1999 due primarily to the factors discussed above.

         INTEREST EXPENSE increased $0.9 million in 2000 compared to 1999 due primarily to an increase in the average outstanding revolver balance of approximately $13.5 million.

         INTEREST INCOME decreased $0.3 million for 2000, compared to 1999, due primarily to interest from a customer on a past due account receivable in 1999, which has been collected.

         Other, net expense was $0.6 million in 2000 compared to $1.2 million in 1999. The decrease was primarily due to fluctuations in foreign currency transaction gains and losses and reductions in other miscellaneous expenses, offset by the reduction in the insurance recoveries related to the turbine failures at La Oroya's oxygen plant, which occurred in 1998 and 1999.

         INCOME TAXES for 2000 reflect the non-deductibility of certain interest expenses, offset by the recognition of benefits relating to deferred tax assets for which benefit had not previously been recognized.

         FISCAL 1999 COMPARED TO FISCAL 1998

         NET SALES for 1999 were $457.4 million compared to $449.3 million in 1998. The increase is due to improved sales volumes partially offset by lower metal prices. Production improvements increased refined silver sales volume by
4.8 million ounces or 17%, increasing net sales by $26.9 million. Primarily due to the decrease in the average LBMA price for silver, the Company's net realized price for refined silver was 8% lower in 1999, reducing net sales by $14.6 million. Refined copper net sales were lower by $5.3 million in 1999, compared to 1998, due to a 10% decrease in the net realized price partially offset by a 5% increase in sales volume.

         COST OF SALES increased $22.7 million from 1998 to 1999. Increased sales volumes of silver, lead, copper, blister copper and other by-products, partially offset by lower refined zinc sales volume, account for a $34.5 million increase in cost of sales. The increase due to volume was partially offset by lower unit production costs for lead, zinc and silver that were primarily the result of lower cost of feed costs for these metals. The feed costs were lower in 1999, compared to 1998 due to the decrease in average market prices for metals, partially offset by lower treatment charges for copper.

         DEPRECIATION AND AMORTIZATION expense increased by $1.0 million 1999, compared to 1998, primarily due to recent capital additions.

         INCOME FROM OPERATIONS decreased $16.8 million for 1999, compared to 1998, due primarily to the factors discussed above.

         INTEREST EXPENSE increased $4.7 million for 1999 compared to the prior year, due to an increase of approximately $40.2 million in the average outstanding debt balance and higher average interest rates.

         OTHER NET, expense was $1.2 million in 1999 compared to other net income of $1.7 million in 1998. The change is primarily due to fluctuations in exchange gains and losses partially offset by reductions of expenses related to the El Nino flooding that occurred during 1998 and other miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of October 31, 2000, $24.9 million was outstanding, exclusive of $7.4 million of letters of credit, under the Doe Run Revolving Credit Facility. On January 26, 2001, the Company entered into an amendment of the Doe Run Revolving Credit Facility which extends the term to January 15, 2003 and establishes a reserve against calculated availability of $5.0 million. Excluding the additional covenants described below, no other significant terms of the original agreement were amended.

         In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $50.0 million, less outstanding letters of credit, based upon specific percentages of eligible receivables and inventories. Effective March 30, 2000 the Company's primary lender in Peru had approved the increase in the maximum advance under the revolving credit facility from its previous limit of $40,000 to $50,000, subject to documentation. The Company is still in negotiations with the lender about certain terms of the agreement, and there can be no assurance that an agreement will be reached. In addition the lender approved an independent line of $10,000 for the issuance of guarantee letters. Unlike the Revolving Credit Facility, this independent line is not committed and is subject to modification or cancellation at the option of the lender. If the borrowings under the revolving credit agreement exceed $40,000, the availability under the uncommitted guarantee letter line will be frozen until the borrowings are brought back down to $40,000. At October 31, 2000, $33.0 million was outstanding under the Doe Run Peru Revolving Credit Facility. In addition, an independent line of $10.0 million is available for the issuance of guarantee letters of which $1.5 million was outstanding as of October 31, 2000. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At October 31, 2000, $9.3 million exclusive of $11.6 million of letters of credit and customs bonds was outstanding under these arrangements.

         Net unused availability at October 31, 2000 was $30.5 million under the Doe Run Revolving Credit Facility and $7.6 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $8.3 million of cash at October 31, 2000. At December 31, 2000 availability was $21.4 million (exclusive of the effects of the reserve discussed above) under the Doe Run Revolving Credit Facility and $10.4 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $12.5 million.

         For 2000, cash provided by operating activities was $9.1 million, cash used in investing activities was $37.3 million and cash provided by financing activities, primarily increases in revolving loans and short-term borrowings, was $26.6 million.

         In the U.S., the Company had capital expenditures of $10.1 million for 2000 and has projected total capital expenditures, for fiscal 2001, of approximately $9.8 million, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $71 million per year on repairs and maintenance from fiscal 1996 through fiscal 2000. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

         As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million by October 23, 2002, as set forth in the purchase agreement. For expenditures through October 31, 1999 Centromin has approved qualifying expenditures under the investment commitment of approximately $58 million. The Company has submitted additional expenditures for fiscal 2000, which have not yet been approved. Peruvian operations had capital expenditures of $27.2 million in 2000 and have projected total capital expenditures for fiscal 2001 of approximately $15.0 million, primarily for environmental improvements and to support ongoing operations.

         The Company has substantial indebtedness and debt service requirements. As of October 31, 2000, on a consolidated basis, the Company had $513.5 million of indebtedness outstanding, or $388.5 million net of the Special Term Deposit securing certain indebtedness. The Company has recently developed projections for fiscal year 2001, which include the changes in mining operations, discussed previously, and reductions in finished goods inventory. These projections indicate that liquidity should be adequate during fiscal 2001, however, if metal prices and premiums decrease from projected levels, there may be a significant adverse impact on liquidity. Changes in operating results, such as production interruptions or less than expected ore grade could also adversely impact liquidity. Management will monitor liquidity closely and will reevaluate capital, exploration and maintenance spending levels and consider further changes in operations in order to maintain sufficient liquidity. In addition, the Company is currently pursuing various financing alternatives intended to improve its ability to meet working capital and capital investment requirements while maintaining sufficient liquidity and financial flexibility. There can be no assurance that the pursuit of alternative financing will be successful.

         The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions. At October 31, 2000, the more restrictive covenants included limitations on allowable indebtedness and maintenance of a minimum net worth, as defined. Under the indentures covering the Company's Senior Notes, Senior Secured Notes and Floating Rate Notes limit principal outstanding under various Peruvian working capital facilities to $60 million. The Company was in compliance with all applicable covenants at October 31, 2000. The amendment discussed above includes changes to the net worth requirement, as well as the addition of a limitation on capital expenditures in the U.S. and requirements for earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). The Company was in compliance with the provisions of the amendment at the date of the amendment.

         The ability of the Company to meet its debt service requirements and to comply with these covenants is dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

        Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133), was issued by the Financial Accounting Standards Board in June 1998. Under FAS 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is changes in fair values, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is changes in cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

        The Company plans to adopt FAS 133 beginning November 1, 2000, the first quarter in which it is required by the standard. The cumulative effect of the adoption of the standard will be included in net income in the first quarter of fiscal 2001. The Company expects that adoption of FAS 133 will result in a net transition loss of approximately $4.4 million and a gain recorded in other comprehensive income of $70 thousand. The majority of the loss is generated by written call options, which do not qualify for hedge accounting, except in special circumstances, under the standard. The Company expects that the adoption of FAS 133 will increase the volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities and metal prices during any period.

FORWARD-LOOKING STATEMENTS

        This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; changing environmental requirements, political uncertainty and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Doe Run Resources Corporation
     and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income and shareholders' equity, and cash flows for each of the years in the three-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                        (signed) KPMG LLP




December 14, 2000, except as to note 9
which is as of January 26, 2001

                                        THE DOE RUN RESOURCES CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                        OCTOBER 31,
                                                                                             -------------------------------
                                                                                                 2000                1999
                                                                                             ------------        -----------
                                                                 ASSETS

Current assets:
    Cash                                                                                       $   8,295           $   9,886
    Trade accounts receivable, net of allowance for
       doubtful accounts of $143 and $645, respectively                                           77,018              88,884
    Inventories                                                                                  118,726             120,261
    Prepaid expenses and other current assets                                                     42,344              33,861
    Net deferred tax assets                                                                        2,592               2,115
                                                                                               ---------           ---------
       Total current assets                                                                      248,975             255,007

Property, plant and equipment, net                                                               275,514             269,042
Special term deposit                                                                             125,000             125,000
Net deferred tax assets                                                                            4,598               1,606
Other noncurrent assets, net                                                                      10,858              14,062
                                                                                               ---------           ---------
       Total assets                                                                            $ 664,945           $ 664,717
                                                                                               =========           =========

                                                  LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
    Short-term borrowings and current maturities of long-term debt                             $  14,824           $   8,582
    Accounts payable                                                                              53,424              54,736
    Accrued liabilities                                                                           50,789              49,793
                                                                                               ---------           ---------
       Total current liabilities                                                                 119,037             113,111

Long-term debt, less current maturities                                                          498,686             477,286
Other noncurrent liabilities                                                                      54,136              57,699
                                                                                               ---------           ---------
       Total liabilities                                                                         671,859             648,096

Shareholder's equity (deficit):

    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                                     -                   -
    Additional paid-in capital                                                                     5,238               5,238
    Retained earnings (deficit)                                                                  (10,947)             12,168
    Accumulated other comprehensive loss                                                          (1,205)               (785)
                                                                                               ---------           ---------
       Total shareholder's equity (deficit)                                                       (6,914)             16,621
                                                                                               ---------           ---------
       Total liabilities and shareholder's equity (deficit)                                    $ 664,945           $ 664,717
                                                                                               =========           =========


              The accompanying notes are an integral part of these consolidated financial statements.

                                             THE DOE RUN RESOURCES CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (DOLLARS IN THOUSANDS)



                                                                                  YEAR ENDED OCTOBER 31,
                                                                  ---------------------------------------------------
                                                                      2000               1999               1998
                                                                  ------------       ------------       -------------
Net sales                                                           $ 815,042          $ 800,274           $ 710,921

Costs and expenses:
      Cost of sales                                                   723,178            686,027             599,522
      Depletion, depreciation and amortization                         30,520             31,400              24,540
      Selling, general and administrative                              32,142             30,842              29,370
      Exploration                                                       4,337              3,919               4,312
                                                                    ---------          ---------           ---------
        Total costs and expenses                                      790,177            752,188             657,744
                                                                    ---------          ---------           ---------
        Income from operations                                         24,865             48,086              53,177
Other income (expense):
      Interest expense                                                (61,595)           (59,417)            (40,659)
      Interest income                                                  14,433             14,755               9,586
      Other, net                                                          935             (1,346)                775
                                                                    ---------          ---------           ---------
                                                                      (46,227)           (46,008)            (30,298)
                                                                    ---------          ---------           ---------
        Income (loss) before income tax expense and
           extraordinary item                                         (21,362)             2,078              22,879
Income tax expense                                                      1,753              3,488              11,398
                                                                    ---------          ---------           ---------
        Income (loss) before extraordinary item                       (23,115)            (1,410)             11,481

Extraordinary item related to early retirement
        of debt, net of income tax benefit                                -                  -                (4,388)
                                                                    ---------          ---------           ---------

Net income (loss)                                                   $ (23,115)         $  (1,410)          $   7,093
                                                                    =========          =========           =========



              The accompanying notes are an integral part of these consolidated financial statements.

                             THE DOE RUN RESOURCES CORPORATION
        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDERS' EQUITY
                                          (DEFICIT)
                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                  YEAR ENDED OCTOBER 31,
                                                                  -----------------------------------------------------
                                                                       2000               1999               1998
                                                                  --------------     --------------     ---------------

Net income (loss)                                                   $  (23,115)        $   (1,410)        $     7,093

Minimum pension liability                                                 (420)              (785)               -
                                                                    ----------         ----------         -----------
      Comprehensive income (loss)                                      (23,535)            (2,195)              7,093

Shareholders' equity, beginning of year                                 16,621             18,578              14,174
      Less dividends declared and paid:
         Preferred stock - $76 per share                                   -                  -                  (189)
      Redemption of preferred stock                                        -                  -                (2,500)
      Additional paid in capital - expenses paid by parent                 -                  238                 -
                                                                    ----------         ----------         -----------
Shareholder's equity (deficit), end of year                         $   (6,914)        $   16,621         $    18,578
                                                                    ==========         ==========         ===========


              The accompanying notes are an integral part of these consolidated financial statements.

                    THE DOE RUN RESOURCES CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (DOLLARS IN THOUSANDS)

                                                                              Year Ended October 31,
                                                                 -----------------------------------------------
                                                                     2000             1999            1998
                                                                 --------------  ---------------  --------------
Cash flows from operating activities:
 Net income (loss)                                                $   (23,115)    $     (1,410)    $     7,093
 Extraordinary item related to retirement of debt                        -                -              6,750
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation, depletion and amortization                            30,520           31,400          24,540
   Imputed interest and amortization of deferred financing fees         3,757            3,979           2,288
   Deferred income taxes                                               (3,469)             (92)         (3,560)
   Expenses paid by parent                                               -                 238            -
   Increase (decrease) resulting from changes in:
      Trade accounts receivable                                        11,866           (2,546)        (30,967)
      Inventories                                                       1,535            6,542         (25,066)
      Prepaid expenses and other current assets                        (8,620)          (3,404)        (24,044)
      Accounts payable                                                 (1,312)           1,038          12,128
      Accrued liabilities                                                 982             (899)         15,048
      Other noncurrent assets and liabilities, net                     (3,075)           1,319           1,218
                                                                 --------------  ---------------  --------------
            Net cash provided by (used in) operating activities         9,069           36,165         (14,572)

Cash flows from investing activities:
 Special term deposit                                                    -                -           (125,000)
 Purchases of property, plant and equipment                           (37,254)         (35,939)        (27,689)
 Payments for acquisitions                                               -                (375)        (58,189)
                                                                 --------------  ---------------  --------------
     Net cash used in investing activities                            (37,254)         (36,314)       (210,878)

Cash flows from financing activities:
 Proceeds from revolving loans and
    short term borrowings, net                                         31,781          (13,417)         45,842
 Proceeds from long-term debt                                            -               5,665         424,713
 Payments on long-term debt                                            (5,187)          (4,431)       (230,845)
 Proceeds from sale/leaseback transactions                               -              17,923            -
 Payment of deferred financing costs                                     -                (351)        (15,868)
 Payment of dividends                                                    -                -               (189)
 Redemption of preferred stock                                           -                -             (2,500)
                                                                 --------------  ---------------  --------------
     Net cash provided by financing activities                         26,594            5,389         221,153
                                                                 --------------  ---------------  --------------
     Net increase (decrease) in cash                                   (1,591)           5,240          (4,297)

Cash at beginning of year                                               9,886            4,646           8,943
                                                                 --------------  ---------------  --------------
Cash at end of year                                               $     8,295     $      9,886     $     4,646
                                                                 ==============  ===============  ==============

Supplemental disclosure of cash flow information -
 Cash paid during the period for:
   Interest, net of capitalized interest                          $    57,831     $     55,507     $    32,653
                                                                 ==============  ===============  ==============
   Income taxes                                                   $     1,651     $      6,577     $    19,524
                                                                 ==============  ===============  ==============

            The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


           COMMITMENTS AND CONTINGENCIES

       The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when such costs are probable and reasonably estimable. Accruals are reviewed and adjusted as circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

           REVENUE RECOGNITION

       Sales are recorded as products are shipped to customers. Concentrate and certain smelter product sales are recorded based on estimated weights, metal contents and prices using applicable customer agreements and hedge contracts. Revenues with respect to such sales are adjusted to reflect settlement when final weights, metal contents and prices are determined.

           RISK MANAGEMENT

       The Company's use of derivative financial instruments is limited to managing well-defined commodity price risks related to inventories and future production. Derivative financial instruments are not used for trading purposes. The Company may, from time to time, enter into forward physical sales agreements with customers or futures contracts, which fix prices for a portion of its anticipated future production, generally for periods not exceeding twelve months. The Company may also periodically buy futures contracts to offset the effect of certain fixed-price forward physical sales commitments. In addition, the Company may employ the use of commodity options to achieve the result of the aforementioned transactions. Because the Company matches the month of the derivative financial instruments used with the month of physical shipment and the exchange on which the price of both the physical sale and the derivative financial instrument are settled is the same, management believes that the majority of these derivatives are highly effective in reducing its risks with respect to price fluctuations. To the extent these transactions meet the requirements for hedge accounting, gains and losses realized on such transactions, as well as any cost or revenue associated therewith, are recognized in net sales when the related production is sold. If an instrument does not meet the requirements for hedge accounting, gains and losses are recognized immediately.

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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


(2)    BUSINESS ACQUISITIONS

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
                                                                  ===========

       In addition, the Company will be required to pay additional consideration to ASARCO Incorporated if in any of the five calendar years beginning January 1, 1999 the London Metal Exchange spot lead price exceeds $.285 per pound. The maximum contingent consideration to be paid under the agreement is $12,500 As of October 31, 2000, no additional consideration under this agreement has been paid or is owed by the Company.

       On August 31, 1998, Doe Run Mining S.R.L. (Doe Run Mining), a Peruvian subsidiary, acquired the stock of Empresa Minera Cobriza S.A. (Cobriza) from Empresa Minera del Centro del Peru S.A. (Centromin), an entity owned by the Peruvian government. The assets purchased included a copper mine, mill and other assets related to the operation of the mine. The purchase price was $7,500, of which approximately $3,000 was paid at closing and payments of $1,495 were made August 31, 1999 and 2000, with the remainder payable August 31, 2001. The pro forma results of operations of Cobriza have not been presented as they were not significant, and all of Cobriza's production was previously sold to Doe Run Peru S.R.L. (Doe Run
       Peru), a subsidiary of Doe Run Mining.

(3)    RELATED PARTY TRANSACTIONS

       The Company has entered into a management consulting agreement with The Renco Group, Inc. (Renco). Renco's subsidiary, DR Acquisition Corp., holds all of the Company's common stock. Under the agreement, Renco will provide the Company with management services for an annual fee. The agreement was amended in 1998 to increase the annual fee from $1,200 to $2,400. The agreement is automatically renewed every three years, unless either party gives six months prior notice, with the current term ending October 31, 2003. Fees expensed under this agreement were $2,400, $2,400, and $2,000 for the years ended October 31, 2000, 1999, and 1998, respectively.

       In addition to these fees, in conjunction with the financing transactions discussed in Note 9, the Company paid Renco $2,311 in 1998 which was accounted for as a deferred financing cost and is being amortized according to the policy described in Note 1.

       To obtain the advantages of volume, Renco purchases certain categories of property and casualty insurance for a number of its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2000, 1999, and 1998, the Company reimbursed Renco for costs of approximately $4,294, $3,695, and $4,352, respectively, under the Renco insurance program.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


(4)    INVENTORIES

       Inventories consist of the following:

                                                           October 31,
                                                   ----------------------------
                                                       2000            1999
                                                  -------------    ------------
       Finished metals and concentrates           $   20,408       $   10,575
       Metals and concentrates in process             50,526           60,139
       Materials, supplies and repair parts           47,792           49,547
                                                    ----------       ----------
                                                  $  118,726       $  120,261
                                                    ==========       ==========

       Materials, supplies and repair parts are stated net of reserves for obsolescence of $4,472 and $4,300 at October 31, 2000 and 1999, respectively.

       The FIFO cost of inventories valued under the LIFO cost method were approximately $79,032 and $80,235 at October 31, 2000 and 1999, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $1,116 and $1,729 higher at October 31, 2000 and 1999, respectively.

       As a result of reducing certain inventory quantities valued on the LIFO basis, lower inventory costs prevailing in previous years were charged to cost of sales in 2000 and 1999. The Company calculates the effect of LIFO liquidations on net income based on the current cost method. The effect was an increase in net income of $27 and $400 for the years ended October 31, 2000 and 1999, respectively.

(5)    PREPAID TAXES AND TAX CREDITS

       Certain of the Company's Peruvian subsidiaries are required to prepay income taxes monthly. The balance of prepaid taxes was $11,893 and $11,861 at October 31, 2000 and 1999, respectively.

       In Peru, value added tax (VAT) paid on purchases can be offset against the VAT resulting from local sales, Peruvian income tax obligations and other taxes collected by the Peruvian Public Treasury. In addition, the Company may apply for a refund in the form of cash or negotiable credit notes from the tax authorities. The tax credits receivable were $19,550 and $9,966 at October 31, 2000 and 1999, respectively. The entire credit on Peruvian value added tax outstanding as of October 31, 2000 was collected subsequent to year-end.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


(6)    PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment, net consists of the following:

                                                             October 31,
                                                     --------------------------
                                                         2000          1999
                                                     ------------  ------------
        Land                                         $   12,442    $   12,471
        Buildings and improvements                       68,237        64,615
        Machinery and equipment                         252,508       240,510
        Mineral interests                                31,313        31,313
        Construction in progress                         42,017        21,654
                                                     ------------  ------------

                                                        406,517       370,563
        Less accumulated depreciation and depletion     131,003       101,521
                                                     ------------  ------------

        Property, plant and equipment, net           $  275,514    $  269,042
                                                     ============  ============

       Rental expense applicable to minimum rentals under operating leases was $8,633, $7,567, and $6,883 for the years ended October 31, 2000, 1999, and 1998, respectively. Contingent rental payments, based primarily on equipment usage, were $1,210, $405, and $532 for the years ended October 31, 2000, 1999, and 1998, respectively.

       The Company's operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:


        Fiscal year ending October 31:
            2001                                                $      7,766
            2002                                                       5,869
            2003                                                       3,653
            2004                                                       1,979
            2005                                                       1,192
            Thereafter                                                 2,715
                                                                   ------------

                                                                $     23,174
                                                                   ============

(7)    SPECIAL TERM DEPOSIT

       The Special Term Deposit represents a deposit made in a foreign bank as collateral for a loan made to Doe Run Mining. See further discussion in
       Note 9.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


(8)    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                               OCTOBER 31,
                                                          --------------------
                                                             2000      1999
                                                          ---------  ---------
       Interest                                            $ 6,576    $ 6,467
       Reclamation and environmental                         4,988      4,331
       Property taxes                                        4,678      4,878
       Payroll, related taxes and employee benefits         20,673     22,127
       Other                                                13,874     11,990
                                                          ---------  ---------

                                                           $50,789    $49,793
                                                          =========  =========

       Reclamation and environmental costs represents the estimate of reclamation and environmental spending for the following fiscal year. See Note 16.

(9)    DEBT

       Long-term debt consists of the following:

                                                                 OCTOBER 31,
                                                             -------------------
                                                               2000      1999
                                                             --------- ---------
       Revolving credit facilities                           $  57,891 $  31,813
       11.25% unsecured senior notes due March 15, 2005        200,000   200,000
       Floating interest rate unsecured senior notes due
           March 15, 2003, effective rate of 13.07% at
           October 31, 2000                                     55,000    55,000
       11.25% secured senior notes due March 15, 2005,
           less unamortized discount of $3,536 and $4,345
           at October 31, 2000 and 1999, respectively           46,464    45,655
       Note payable to foreign bank                            125,000   125,000
       Deferred purchase price obligation, no stated
           interest rate                                         1,382     2,638
       Note payable, interest payable at 9.89%, maturing
           July 6, 2009                                          5,224     5,582
       Sale and leaseback obligations                           12,916    16,055
       Capital leases                                              317       513
                                                             --------- ---------

                                                               504,194   482,256
        Less current maturities                                  5,508     4,970
                                                             --------- ---------

                   Long-term debt, less current maturities   $ 498,686 $ 477,286
                                                             ========= =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       The Company has available two revolving credit facilities. The first facility allows the Company to borrow up to $100,000 and expires March 12, 2001. The availability of loans under the facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under this facility were $24,891 and $11,813 at October 31, 2000 and 1999, respectively. Actual availability was $30,465 at October 31, 2000. The facility bears interest at the prime rate plus .75% per annum at an effective rate of 10.25% at October 31, 2000. The Company is also obligated to pay an unused line fee equal to .25% on the amount by which the maximum credit of $100,000 exceeds the average daily balance of outstanding loans and letters of credit. The facility is secured by accounts receivable and inventories generated by the Company's U.S. operations. All cash received from the Company's domestic operations is wired daily to the financial institutions to pay down the outstanding loan balance, if any.

       The second facility allows Doe Run Peru to borrow up to $50,000 and expires June 19, 2002. Effective March 30, 2000 the Company's primary lender in Peru had approved the increase in the maximum advance under the revolving credit facility from its previous limit of $40,000 to $50,000, subject to documentation. The Company is negotiating with the lender about certain terms of the agreement, and there can be no assurance that an agreement will be reached. In addition the lender approved an independent line of $10,000 for the issuance of guarantee letters. Unlike the Revolving Credit Facility, this independent line is not committed and is subject to modification or cancellation at the option of the lender. If the borrowings under the revolving credit agreement exceed $40,000, the availability under the uncommitted guarantee letter line will be frozen until the borrowings are brought back down to $40,000.

       The Doe Run Peru facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 2.0% per annum. The facility is secured by accounts receivable and inventories generated by the Company's Peruvian operations. The effective rate was 8.66% at October 31, 2000. Revolving loans outstanding under this facility were $33,000 and $20,000 at October 31, 2000 and 1999, respectively. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the facility is limited to a percentage of Doe Run Peru's eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Actual availability was $7,632 at October 31, 2000.

       On March 12, 1998, the Company completed the sale of $200,000 11.25% senior notes (the Fixed Rate Notes) and $55,000 Floating Interest Rate Senior Notes due 2003 (collectively, the Unsecured Notes). The Unsecured Notes are guaranteed by certain subsidiaries of the Company. See Note 17 for disclosures regarding guarantor subsidiaries. The Company used $125,000 of the proceeds from the Unsecured Notes to make the Special Term Deposit into a foreign bank, which in turn loaned such amount to Doe Run Mining. The Special Term Deposit and note payable to the foreign bank have payment terms that match the timing and amount of the payments on $125,000 of the Fixed Rate Notes, except that additional interest of 0.25% through September 11, 2004 is payable on the note payable to the foreign bank. The note payable to the foreign bank is collateralized by the Special Term Deposit. Doe Run Mining used the proceeds of the note payable to the foreign bank to repay the $100,000 balance of a term loan, plus accrued interest thereon of $1,004, repay a $23,000 subordinated note to the Company and pay fees of $313.

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

       On September 1, 1998, the Company completed the sale of $50,000 11.25% senior secured notes (the Secured Notes). Proceeds of $43,400, net of issue discount of $5,287 and fees of $1,313, were used to finance the

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       acquisition of the MLD, as discussed in Note 2. The notes are secured by the property, plant and equipment acquired and are guaranteed by certain subsidiaries of the Company. See Note 17.

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

       In conjunction with early extinguishment of long-term debt, the Company recognized extraordinary charges of $4,388, net of income tax benefits of $2,362, in 1998.

       The aggregate estimated amounts of long-term debt maturing after October 31, 2000 are as follows:

       Fiscal year ending October 31:
            2001                                $     5,508
            2002                                     37,348
            2003                                     84,485
            2004                                      2,011
            2005                                    247,050
            Thereafter                              127,792
                                                  ------------

                                                $   504,194
                                                  ============

       At October 31, 2000, the Company's various debt agreements contained certain requirements with respect to net worth and coverage of fixed charges. These agreements also place limitations on dividend payments and other outside borrowings. The Company was in compliance with all debt covenants at October 31, 2000, and accordingly, the related debt is classified as noncurrent.

       On January 26, 2001, the Company entered into an amendment of its U.S. revolving credit facility. The amendment extends the term of the facility to January 15, 2003. In addition, the amendment includes changes to the net worth requirement, as well as the addition of a limitation on capital expenditures in the U.S. and requirements for earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). The Company was in compliance with the provisions of the amendment at the date of the amendment.

       Doe Run Peru has available unsecured and uncommitted lines of credit and additional availability for letters of credit and custom bonds provided by local banks. Borrowings are in the form of short-term notes, with interest rates determined at the borrowing date. Borrowings under the unsecured and uncommitted lines of credit were $9,316 and $3,612 at October 31, 2000 and 1999, respectively. The average interest rate on outstanding borrowings as of October 31, 2000 was 8.80%.

                       THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                              (DOLLARS IN THOUSANDS)



(10)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       At October 31, 2000 and 1999, the fair values of the Company's financial instruments, except for long-term debt and the hedge positions described in Note 15, were not materially different from their carrying amounts.

       The fair values of the Company's long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes. The fair value of the Company's long-term debt was approximately $327,042 and $433,000 at October 31, 2000 and 1999, respectively.

(11)   INCOME TAXES

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

       Income tax expense is comprised of the following:



                                        YEAR ENDED OCTOBER 31,
                                  ------------------------------------
                                     2000         1999         1998
                                  -----------  -----------  ----------
        Current:
            Federal               $      -          238     $   3,446
            State                        -            -           529
            Foreign                  5,222        3,342        10,983
                                  -----------  -----------  ----------
                                     5,222        3,580        14,958
                                  -----------  -----------  ----------
        Deferred:
            Federal                      -        6,200        (6,200)
            Foreign                 (3,469)      (6,292)        2,640
                                  -----------  -----------  ----------
                                    (3,469)         (92)       (3,560)
                                  -----------  -----------  ----------

                                  $  1,753     $  3,488     $  11,398
                                  ===========  ===========  ==========


                       THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                              (DOLLARS IN THOUSANDS)



       As a result of the change in tax status, the Company was not subject to federal income taxation for the years ended October 31, 2000 and 1999. Income tax expense for the year ended October 31, 1998 differed from the amount computed by applying the statutory federal corporate income tax rate of 35% to income before income tax expense as a result of the following:



        Income tax expense at statutory rate                                       $         8,008
        Increase (reduction) in income tax expense resulting
            from:
               Change in the balance of the valuation allowance
                 for deferred tax assets                                                     1,786
               Nondeductible expenses                                                          894
               State income taxes, net of federal benefit                                      344
               Other, net                                                                      366
                                                                                     ---------------
                                                                                   $        11,398
                                                                                     ===============


       The income tax expense recorded in the consolidated statement of operations for the year ended October 31, 1999 reflects primarily: 1) deferred federal income tax expense of $6,200 relating to the elimination of net U.S. federal and state deferred tax assets, including related valuation allowances, as a result of the change in tax status, 2) current U.S. federal income tax expense resulting from the change in tax status, which will be paid by Renco and 3) the income tax provision of the Company's Peruvian subsidiaries. The net income tax benefit generated by the Peruvian subsidiaries for the years ended October 31, 2000 and 1999 results primarily from the recognition of benefits related to tax losses generated in 2000 and 1999 and to the recognition in 1999 of an acquired tax loss of Cobriza for which no previous benefit was recognized. As a result of a merger of Cobriza with Doe Run Peru S.R.L., management believes that it is more likely than not that the future benefits of this tax loss will be realized.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:



                                                                                            OCTOBER 31,
                                                                                     --------------------------
                                                                                        2000          1999
                                                                                     ------------  ------------
        Deferred tax assets:
            Inventories                                                            $     1,959    $     2,071
            Property, plant and equipment                                               25,033         31,747
            Accrued liabilities                                                          1,348            960
            Tax loss carryforwards                                                      12,315          4,996
            Other noncurrent assets and liabilities                                      2,851          3,930
                                                                                     ------------  ------------
                                                                                        43,506         43,704
            Less valuation allowance                                                   (25,903)       (33,083)
                                                                                     ------------  ------------
                   Total deferred tax assets                                            17,603         10,621
                                                                                     ------------  ------------

        Deferred tax liabilities:
            Inventories and other current assets                                          (628)           (39)
            Property, plant and equipment                                               (9,785)        (6,861)
                                                                                     ------------  ------------
                   Total deferred tax liabilities                                      (10,413)        (6,900)
                                                                                     ------------  ------------
                   Net deferred tax assets                                         $     7,190    $     3,721
                                                                                     ============  ============


                       THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                              (DOLLARS IN THOUSANDS)



       The deferred tax assets as of October 31, 2000 and 1999 relate solely to the Company's Peruvian subsidiaries. The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

       Net operating loss carryforwards in Peru are available for use for four years beginning with the first year the Company has taxable income against which it can take a credit.

       Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. The valuation allowance decreased $7,180 and $27,233 in the years ended October 31, 2000 and 1999, respectively. Of the change in 1999, $15,114 related to the U.S. federal net deferred tax assets eliminated as a result of the change in tax status. The remainder of the change in 1999 results from a change in management's assessment regarding the future realization of deferred tax assets as a result of the merger of Doe Run Peru S.R.L and Cobriza and estimates of future earnings. In addition, benefits were realized in 2000 and 1999 relating to certain deferred tax assets against which a valuation allowance had previously been provided.

(12)   EMPLOYEE BENEFITS

       DOMESTIC PLANS

           DEFINED BENEFIT PLANS

       The Company sponsors a noncontributory defined benefit plan for its U.S. and expatriate employees. Benefits provided to salaried employees under the defined benefit plan are based on final average compensation and years of service. Benefits provided to hourly employees are based on a flat rate and years of service. The Company has also adopted a supplemental defined benefit plan, The Supplemental Employee Retirement Plan (SERP), effective November 1, 1996. The SERP provides benefits to those participants of the defined benefit plan whose benefits under the plan are limited by Sections 401(a)(17) or 415 of the Internal Revenue Code. Benefits under the SERP represent the amount by which the benefits under the defined benefit plan, if such benefits were not limited, exceed those benefits the participants are entitled to receive. The SERP plan is unfunded.

       Net periodic pension expense is comprised of the following:



                                                                                 YEAR ENDED OCTOBER 31,
                                                                         ---------------------------------------
                                                                            2000         1999          1998
                                                                         -----------  ------------  ------------
        Service cost                                                   $    2,330    $   2,323     $     1,754
        Interest cost on projected benefit obligation                       4,841        4,435           4,040
        Expected return on assets                                          (5,262)      (4,622)         (4,504)
        Net amortization and deferral of unrecognized net
            losses                                                            164          761             269
                                                                         -----------  ------------  ------------
                   Net periodic pension expense                        $    2,073    $   2,897     $     1,559
                                                                         ===========  ============  ============


                       THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                              (DOLLARS IN THOUSANDS)



       The following assumptions were used in the determination of net periodic pension expense:



                                                                               YEAR ENDED OCTOBER 31,
                                                                     --------------------------------------------
                                                                        2000            1999            1998
                                                                     ------------  ---------------  -------------
        Discount rates                                                    7.75%          7.50%            6.75%
        Rate of increase in compensation levels                           3.00%          3.00%            3.00%
        Expected long-term rate of return on assets                       9.00%          9.00%            9.00%


The following table sets forth the funded status of the Company's defined benefit plan:



                                                                                            OCTOBER 31,
                                                                                    ----------------------------
                                                                                        2000           1999
                                                                                    -------------  -------------
        Change in benefit obligation:
             Beginning of year                                                    $     64,360    $    63,998
             Service cost                                                                2,330          2,323
             Interest cost                                                               4,841          4,435
             Actuarial (gains)/losses                                                     (278)        (3,372)
             Plan amendments                                                                 7            -
             Benefits paid                                                              (3,420)        (3,024)
                                                                                    -------------  -------------
             End of year (a)                                                      $     67,841    $    64,360
                                                                                    =============  =============

       (a)    Includes accumulated benefit obligation related to the SERP plan of $3,253 and $2,917, respectively

        Change in plan assets:
             Beginning of year at fair value                                      $     59,299    $    52,722
             Actual return on plan assets                                               11,203          9,591
             Employer contributions                                                      1,685             10
             Benefits paid                                                              (3,420)        (3,024)
                                                                                    -------------  -------------
             End of year at fair value                                            $     68,767    $    59,299
                                                                                    =============  =============

        Reconciliation of funded status:
           Plan assets (projected benefit obligation) in excess of
               projected benefit obligation (plan assets)                         $        926   $     (5,061)
             Unamortized net transition asset                                              587            626
             Unrecognized actuarial (gains) losses                                        (548)         5,800
             Unrecognized prior service cost                                                13            -
                                                                                    -------------  -------------
                  Net amount recognized                                           $        978    $     1,365
                                                                                    =============  =============

        Amounts recognized in the balance sheet:
            Prepaid benefit cost - noncurrent                                     $      2,456    $     2,284
            Intangible asset                                                               207          1,054
            Accrued benefit liability - current                                            (20)           (20)
            Accrued benefit liability - noncurrent                                      (2,870)        (2,738)
            Accumulated other comprehensive income                                       1,205            785
                                                                                    -------------  -------------
                   Net asset at end of year                                       $        978    $     1,365
                                                                                    =============  =============


                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       POSTRETIREMENT BENEFIT PLANS

       The Company sponsors three postretirement medical plans for its U.S. and expatriate employees. Two of these plans are self-insured plans. The plans generally cover medical expenses subject to deductibles, copayments and limits on specified coverage. For persons retired on or before January 1, 1992, the retiree's contribution to the cost of these plans varies primarily based upon the date of retirement and the respective plan. Effective January 1, 1992, the Company's contribution to the cost of coverage of employees retiring after that date decreased gradually, until, beginning in 1997, retirees pay 100% of the cost of coverage. The Company maintains stop-loss insurance for claims exceeding $200 per person in any calendar year for those plans that are self-insured.

       Net periodic postretirement benefit cost includes the following components:

                                                              October 31,
                                                        -----------------------
                                                         2000    1999     1998
                                                        ------- ------- -------
       Service cost                                     $  59   $  85   $  41
       Interest cost                                      729     709     754
       Amortization of gains                              (93)    (57)    (91)
                                                        ------- ------- -------

              Net periodic postretirement benefit cost  $ 695   $ 737   $ 704
                                                        ======= ======= =======

       The postretirement benefit plans are unfunded. The following illustrates the Company's postretirement benefit obligation:

                                                                         October 31,
                                                                   ------------------------
                                                                     2000         1999
                                                                   -----------  -----------
       Change in benefit obligation:
           Beginning of year                                      $  10,333    $  10,935
           Service cost                                                  59           85
           Interest cost                                                729          709
           Actuarial (gains)/losses                                    (347)        (484)
           Benefits paid                                               (778)        (912)
                                                                   -----------  -----------
           End of year                                            $   9,996    $  10,333
                                                                   ===========  ===========

       Reconciliation of funded status:
           Projected benefit obligation in excess of plan assets  $  (9,996)   $ (10,333)
           Unrecognized actuarial gains                              (2,889)      (2,635)
                                                                   -----------  -----------
                Accrued postretirement benefit cost               $ (12,885)   $ (12,968)
                                                                   ===========  ===========

           Current portion                                        $    (953)   $    (982)
           Noncurrent portion                                     $ (11,932)   $ (11,986)

       The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plans was 6% for fiscal 2000, and 5% thereafter. A one percentage point increase/(decrease) in each year would increase/(decrease) the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by $549/$(520) and $42/$(40), respectively.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


           DEFINED CONTRIBUTION PLANS AND PROFIT SHARING PROGRAM

       The Company sponsors a 401(k) plan that covers substantially all U.S. and expatriate employees. Participants can contribute up to 15% of compensation on a before-tax basis. The Company's mandatory match under the plan is 25% of the first 6% of a participant's before-tax contribution. The Company may make additional contributions at management's discretion. The Company's expense representing its matching contribution was $686, $607, and $495 for the years ended October 31, 2000, 1999, and 1998, respectively. Plan assets consist primarily of investments in common stock and debt securities.

       The Company has a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income before income tax expense, plus any extraordinary items, excluding the related tax effect. At management's discretion, a portion of the distribution may be made in the form of a contribution to the 401(k) plan. The remainder is paid in cash to employees. The Company had no expense for the years ended October 31, 2000, 1999, and 1998 as a result of losses before income tax expense in the U.S.

           FOREIGN PLANS

       Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,951, $2,786 and $2,573 for the years ended October 31, 2000, 1999 and 1998, respectively.

       In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments years ended October 31, 2000 and 1999, due to tax losses in those years. The Company's expense was $2,098 for the year ended October 31, 1998.

       In addition, the Company recorded the deferred workers' profit sharing asset of $2,094 and $1,104 at October 31, 2000 and 1999, respectively. The Company expects to recover the deferred workers' profit sharing asset through future reduction of workers' profit sharing payments.

(13)   BUSINESS AND CREDIT CONCENTRATIONS

       Metal prices fluctuate and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors makes it impossible for the Company to predict metal prices. Fluctuations in metal prices could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

       For the years ended October 31, 2000, 1999, and 1998, approximately 70%, 65%, and 67%, respectively, of the Company's U.S. operations' revenues from unaffiliated customers were from U.S. battery manufacturers (primarily automotive) or their suppliers. At October 31, 2000 and 1999, the accounts receivable balances related to these U.S. battery manufacturers were $33,239 and $33,393, respectively.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       No single customer accounted for greater than 10% of consolidated revenues for the years ended October 31, 2000, 1999 and 1998.

 (14)  SEGMENT INFORMATION

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

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that the primary lead, secondary lead and fabricated products segments value finished metals and concentrates, work in process and raw materials inventories at FIFO cost. Certain functions are performed at the Company's corporate office for the primary lead and secondary lead segments, such as sales and billing, as well as the general administration of the Company. Related accounts receivable and corporate overhead expenses are not allocated to operating segments.

       OPERATING SEGMENTS - REVENUES

                                                                      Year Ended October 31,
                                                            ------------------------------------------
                                                               2000           1999           1998
                                                            ------------   ------------   ------------
          Revenues from external customers:
               Peruvian operations                         $   486,075    $  457,434     $   449,320
               Primary lead                                    233,372       243,075         182,222
               Secondary lead                                   67,273        60,016          58,872
               Fabricated products                              26,231        25,700          17,462
                                                            ------------   ------------   ------------
                         Total                                 812,951       786,225         707,876
                                                            ------------   ------------   ------------
          Revenues from other operating segments: (1)
               Peruvian operations                               1,573         2,898           3,311
               Primary lead                                      2,535         1,516             549
               Secondary lead                                      588           745             677
               Fabricated products                                  23             -               -
                                                            ------------   ------------   ------------
                         Total                                   4,719         5,159           4,537
                                                            ------------   ------------   ------------
                         Total reportable segments             817,670       791,384         712,413
          Other revenues (2)                                     2,091        14,049           3,045
          Intersegment eliminations                             (4,719)       (5,159)         (4,537)
                                                            ------------   ------------   ------------
                         Total revenues                    $   815,042    $  800,274     $   710,921
                                                            ============   ============   ============

       (1) Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on an arms-length basis.

       (2) Other revenues consist of metal sales not attributed to operating segments and gains (losses) on hedging transactions.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


        REVENUES BY COUNTRY (3)                                                          Year Ended October 31,
                                                                              -----------------------------------------
                                                                                 2000           1999          1998
                                                                              ------------  -------------  ------------
              United States                                                  $   453,732   $   493,163    $   401,053
              Peru                                                                56,126        68,333        120,455
              Japan                                                               67,918        29,183         25,001
              Brazil                                                              59,555        50,184         40,086
              United Kingdom                                                      48,982        37,379          8,984
              India                                                                5,137        28,890         10,435
              Other                                                              123,592        93,142        104,907
                                                                              ------------  -------------  ------------
                   Total revenues                                            $   815,042   $   800,274    $   710,921
                                                                              ============  =============  ============

       (3) Revenues are attributed to countries based on destination of shipments.


        OPERATING SEGMENTS - EBITDA (EARNINGS BEFORE INTEREST,
             TAXES, AND DEPLETION, DEPRECIATION AND AMORTIZATION)

                                                                                         Year Ended October 31,
                                                                             ------------------------------------------
                                                                                 2000           1999          1998
                                                                             -------------  -------------  ------------
             Peruvian operations                                            $    44,442    $    51,743    $   70,594
             Primary lead                                                        13,606         28,795        17,489
             Secondary lead                                                      15,316         10,917         9,594
             Fabricated products                                                  2,654          2,464          (458)
                                                                             -------------  -------------  ------------
                   Total reportable segments                                     75,998         93,919        97,219
             Other revenues and expenses (4)                                     (3,155)           109        (2,761)
             Corporate selling, general and administrative expenses             (16,529)       (16,045)      (15,874)
                 Intersegment eliminations                                            6            157           (92)
                                                                             -------------  -------------  ------------
                   Consolidated EBITDA                                           56,320         78,140        78,492
             Depreciation, depletion and amortization                           (30,520)       (31,400)      (24,540)
             Interest income                                                     14,433         14,755         9,586
             Interest expense                                                   (61,595)       (59,417)      (40,659)
                                                                             -------------  -------------  ------------
                   Income before taxes and extraordinary item               $   (21,362)   $     2,078    $   22,879
                                                                             =============  =============  ============

       (4) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on hedge transactions, and adjustments necessary to state inventories at LIFO cost.

        OPERATING SEGMENTS - TOTAL ASSETS                                                       October 31,
                                                                                       ------------------------------
                                                                                            2000            1999
                                                                                       ---------------  -------------
              Peruvian operations                                                     $    282,041     $    266,784
              Primary lead                                                                 140,088          147,316
              Secondary lead                                                                30,960           30,347
              Fabricated products                                                           11,979           12,687
                                                                                       ---------------  -------------
                    Total reportable segments                                              465,068          457,134
              Unallocated corporate assets (5)                                             246,766          252,862
              Intersegment eliminations                                                    (46,889)         (45,279)
                                                                                       ---------------  -------------
                    Total assets                                                      $    664,945     $    664,717
                                                                                       ===============  =============

       (5) Unallocated corporate assets consist primarily of the Special Term Deposit, cash, primary lead and secondary lead segments' accounts receivable, investments in subsidiaries, pension assets, and deferred financing costs.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


(15)   COMMITMENTS AND CONTINGENCIES

           INVESTMENT COMMITMENT

       According to the Contract described in Note 2, Doe Run Peru is obligated to expend $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru, as discussed below. In the event that Doe Run Peru has not fulfilled its obligations under the investment commitment by the end of October 23, 2002, it will be obligated to pay a penalty to Centromin equal to 30% of any shortfall. As of October 31, 2000, Centromin had approved qualifying expenditures through October 31, 1999 totaling approximately $58,400. The Company has submitted its expenditures for the year ended October 31, 2000, which are pending approval by Centromin. It is possible that these expenditures will not be accepted in their entirety as qualifying under the Contract, however management does not believe that any disallowed expenditures will affect the Doe Run Peru's ability to meet its commitment.

           TOLLING

       The Company has entered into a tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expires in December 2001. The agreements cover approximately 13% of the Company's anticipated combined primary and secondary lead metal production for the 2001 fiscal year.

           SALES

       The Company has commitments to sell approximately 92%, 88%, 76%, 47% and 89% of its anticipated 2001 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

           HEDGING

       The fair market value of the Company's hedging positions at October 31, 2000 and 1999 is the difference between quoted prices at the respective period-end and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. To the extent management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold. These fair market values are exclusive of deferred option premium income relating to these contracts of $1,552 and $1,083 at October 31, 2000 and 1999, respectively.

       The Company's open hedging positions at October 31, 2000 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                    Fair
            Metal      Quantity           Price Range            Market Value       Period
           -------- -------------- ---------------------------  -------------- --------------------
           Lead      40,509  tons   $.1988/lb. to $.2400/lb.   $   (403,000)    Nov. 00 to Dec. 01
           Copper    (4,325) tons   $.8140/lb. to $.9072/lb.       (669,619)    Nov. 00 to Mar. 01
           Zinc      (5,897) tons   $.4967/lb. to $.5498/lb.       (157,943)    Nov. 00 to Jun. 01
           Silver    (175,000) oz   $5.59/oz. to $5.70/oz.         (217,975)    Nov. 00

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                   Fair
            Metal      Quantity           Price Range           Market Value       Period
           -------- -------------- --------------------------  -------------- --------------------
           Copper      12,973 tons  $.7800/lb. to $.9000/lb.  $  (1,544,285)   Nov. 00 to Aug. 01
           Lead        72,890 tons  $.2041/lb. to $.2404/lb.     (1,480,600)   Nov. 00 to Feb. 02
           Zinc         4,904 tons  $.5216/lb. to $.5670/lb.        (15,470)   Nov. 00 to Apr. 01
           Silver    150,000   oz.   $5.00/oz. to $5.10/oz.          (4,200)   Nov. 00 to Dec. 00
           Gold        3,000   oz.    $285/oz. to $290/oz.           (2,600)   Nov. 00 to Dec. 00

           SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                    Fair
            Metal      Quantity           Price Range            Market Value       Period
           -------- -------------- --------------------------  -------------- --------------------
           Copper       1,261 tons  $.8200/lb. to $.8845/lb.  $    (275,000)   Nov. 00 to Feb. 01
           Lead        19,566 tons  $.2063/lb. to $.2223/lb.       (112,300)   Nov. 00 to Apr. 01
           Zinc         6,560 tons  $.4876/lb. to $.5443/lb.       (260,500)   Nov. 00 to May. 01
           Silver    200,000   oz.   $4.70/oz. to $4.85/oz.         (22,500)   Nov. 00 to Dec. 00
           Gold        3,000   oz.    $270/oz. to $280/oz.          (33,700)   Nov. 00 to Dec. 00

       The Company's open hedging positions at October 31, 1999 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                    Fair
            Metal      Quantity           Price Range            Market Value       Period
           -------- -------------- ---------------------------  -------------- -------------------
           Lead      (32,656) tons   $.2184/lb. to $.2404/lb.  $    (100,150)  Nov. 99 to Dec. 01
           Copper         771 tons   $.7974/lb. to $.8042/lb.         (6,143)  Nov. 99 to Jan. 00

           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                    Fair
            Metal      Quantity           Price Range            Market Value       Period
           -------- -------------- --------------------------  -------------- --------------------
           Copper     9,400 tons    $.7800/lb. to $.9200/lb.  $  (1,213,975)   Nov. 99 to Aug. 00
           Lead      32,776 tons    $.2404/lb. to $.2570/lb.        (76,799)   Nov. 99 to Dec. 99
           Zinc       9,825 tons    $.4944/lb. to $.5216/lb.       (351,733)   Nov. 99 to Mar. 00
           Silver    370,000 oz.     $5.51/oz. to $5.90/oz.         (39,348)   Nov. 99 to Dec. 99

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

           SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                    Fair
            Metal      Quantity           Price Range            Market Value       Period
           -------- -------------- --------------------------  -------------- --------------------
           Copper      1,550 tons   $.6600/lb. to $.7600/lb.  $     297,724    Nov. 99 to Aug. 00
           Lead        3,250 tons   $.2250/lb. to $.2404/lb.        (37,417)   Nov. 99 to Jan. 00
           Zinc        1,125 tons   $.4876/lb. to $.4899/lb.        (10,734)   Nov. 99 to Mar. 00

       Sold put option contracts used by the Company to offset certain fixed price sales to customers do not meet the definition of a hedge, and the net mark to market adjustment related to these contracts was a loss of $242, for the year ended October 31, 2000. No net mark to market adjustments were required in the years ended October 31, 1999 and 1998.

       The Company does not obtain collateral or other security to support hedge instruments subject to credit risk, but assesses the reliability and reputation of its counterparties before contracts are established.

           LETTERS OF CREDIT

       At October 31, 2000, the Company had issued irrevocable standby letters of credit totaling $7,416 in connection with the Company's insurance and bonding activities. The Company also had outstanding standby letters of credit and customs bonds of $2,840 and $8,768, respectively, relating to concentrate and other purchases and a custom bond of $1,500 as collateral for the deferred purchase price obligation discussed in Note 9.

           EMPLOYMENT AGREEMENTS

       The Company has employment agreements with a number of its senior executives through October 31, 2001, with automatic renewal annually unless written notice is given at least three months prior to the expiration date.

(16)   ENVIRONMENTAL AND LITIGATION MATTERS

       ENVIRONMENTAL

       The Company has recorded a liability of $31,183 as of October 31, 2000, which represents management's best estimate of known obligations relating to environmental and reclamation matters, which are discussed below.

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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


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

       The Company signed a voluntary Administrative Order of Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required after the study is completed. In addition, the Company has agreed to replace the soil in yards of private residences within a half-mile of the smelter. The estimated cost of this cleanup is approximately $800, to be performed in fiscal 2001 and the first part of 2002. The Company has also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. The estimated cost may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of soil testing.

       The Company, working with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission, has developed a new plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgement entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Capital expenditures for the control measures were approximately $1,400 in fiscal 2000 and are expected to be $11,000 thereafter, approximately $3,000 of which will be spent in fiscal 2001.

       The Company has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of October 31, 2000 of approximately $10,500 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

       The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site; the remediation work required by the AOC has been substantially completed, and will be followed by revegetation and ongoing monitoring and maintenance activities.

       The Company has also signed AOCs to perform an Engineering Evaluation/Cost Analysis (EE/CA) on each of the Bonne Terre, National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. In addition, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion currently expected within two years. The Company has signed an order to conduct interim measures until the RI/FS is complete, consisting of blood lead testing of young children, residential soil sampling, and

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       limited soil remediation as indicated by the testing and sampling results. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

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

       The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of October 31, 2000 of approximately $1,600 for corrective action and $2,600 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

       The Company's domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. It is possible that stricter discharge limits than previously in effect may be included in certain permits now in renewal. If additional treatment facilities were required under these permits, capital expenditures of approximately $2,500 would be required. Management does not expect an appreciable increase in operating costs.

       The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. The total expected cost of closure is $11,000. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,400 as of October 31, 2000.

              FOREIGN OPERATIONS

       Doe Run Peru submitted to and received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of the PAMA.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

       - New sulfuric acid plants
       - Treatment plant for the copper refinery effluent
       - Industrial waste water treatment plant for the smelter and refinery
       - Improve Huanchan lead and copper slag deposits
       - Build an arsenic trioxide deposit
       - Management and disposal of lead and copper slag wastes
       - Domestic waste water treatment and domestic waste disposal

       Through October 31, 2000, the Company had spent approximately $18,600 on projects under the La Oroya PAMA.

       Annual spending on a calendar year basis as approved in the La Oroya PAMA is as follows:

                                              Estimated
                       Year                      Cost
                     -------                -------------
                       2001                     13,800
                       2002                     14,300
                       2003                     13,180
                       2004                     30,055
                       2005                     34,790
                       2006                     42,040
                                            -------------
                                              $148,165
                                            =============

       The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $190,000 for this period. Doe Run Peru has requested permission from the MEM to change certain PAMA projects and the timing of their completion. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance.

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

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


       The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, sewage and garbage by mid-2002. The Company has spent approximately $8,300 under the PAMA as of October 31, 2000. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. The Company is delaying further spending on the tailing projects in the PAMA while tailings options, mine plans and cost estimates are reviewed. At this time, it is not possible to determine whether the MEM will allow the Company to amend its PAMA. Mine plans and costs could change if the MEM does not allow the Company to amend its PAMA.

       The Company is responsible for the closure costs relating to a zinc ferrite disposal site. The Company has accrued $7,200 for the closure costs and, although a plan for closure of the site has not been finalized, management believes that this reserve is adequate.

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

          LITIGATION

       The Company is a defendant in six lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be composed of children who lived in Herculaneum during a period of time when they were nine months to six years old, and the remedy sought is medical monitoring for the class. On December 5, 2000 the court denied class certification for both classes. The second case is similarly seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the potential size of the class is every home in Herculaneum, Missouri. Investigation and research by the Company indicates property values in Herculaneum are consistent with those of surrounding communities and have not been affected by the smelter. Finally, based on rules for class certification, and the reasoning in the December 5 court ruling in the first case, the Company believes class certification in the second case is unlikely. The December 5, 2000 ruling denying class certification in one of the cases appears to support this conclusion.

       The other four cases are personal injury actions by seventeen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

       Because the cases are in discovery, the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


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

       The Company, with several other defendants, has been named in six cases in Maryland. One case is seeking certification as a class the owners of all housing in the State of Maryland built prior to 1978 that have lead paint on the premises. The complaint alleges that all defendants were members of Lead Industries Association (LIA), a trade association, and that the defendants improperly promoted lead paint. The suit seeks damages for paint removal for all such housing in the State of Maryland. The other suits seek damages, alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. The suits seek punitive damages. Discovery has just begun, and the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

       On November 1, 2000, one hundred and seven individual cases were filed that list the Company among the defendants, alleging that the employees or ex-employees of Burlington Northern Railroad who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. These cases were recently filed, and the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(17)   GUARANTOR SUBSIDIARIES

       The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors) Doe Run Cayman Ltd. (Doe Run Cayman) and certain subsidiaries, Doe Run Mining S.R.L. and its subsidiaries Doe Run Development S.A.C. and Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Unsecured Notes and Secured Notes of the Company. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.

                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)



(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of October 31, 2000



                                                             The Company
                                                              Excluding               Doe Run Cayman    Doe Run
                                                              Guarantor    Domestic    and Certain      Peru and
                                                            Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations
                                                            ------------  ----------   ------------   ------------  ------------
                                                                      ASSETS

Current assets:
     Cash                                                     $     -     $    -        $      45      $   8,250     $     -
     Trade accounts receivable, net of allowance for
         doubtful accounts                                       48,745      3,197            -           25,425          (349)
     Inventories                                                 49,388      1,988            -           67,364           (14)
     Prepaid expenses and other current assets                    7,510        202         (2,176)        38,483        (1,675)
     Net deferred tax assets                                        -          -              (34)         2,626           -
     Due from subsidiaries                                       18,882        -              -              -         (18,882)
     Due from parent                                                -          -              -           34,667       (34,667)
                                                              ---------   --------      ---------      ---------     ---------
         Total current assets                                   124,525      5,387         (2,165)       176,815       (55,587)
Property, plant and equipment, net                              130,822      6,657            -          138,035           -
Special term deposit                                            125,000        -              -              -             -
Net deferred tax assets                                             -          -              -            4,598           -
Other noncurrent assets, net                                     10,258        205            197            198           -
Investment in subsidiaries                                       27,209        -          197,390            -        (224,599)
                                                              ---------   --------      ---------      ---------     ---------
         Total assets                                         $ 417,814   $ 12,249      $ 195,422      $ 319,646     $(280,186)
                                                              =========   ========      =========      =========     =========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                    $     396   $    -        $   1,382      $  13,046     $     -
     Accounts payable                                            19,043      2,011            -           32,719          (349)
     Accrued liabilities                                         29,186        357          3,339         19,582        (1,675)
     Due to subsidiaries                                            -          -           34,667            -         (34,667)
     Due to parent                                                  -        7,965          3,887          7,030        18,882)
                                                              ---------   --------      ---------      ---------     ---------
         Total current liabilities                               48,625     10,333         43,275         72,377       (55,573)
Long-term debt, less current maturities                         331,183        -          125,000         42,503           -
Other noncurrent liabilities                                     44,920      1,840            -            7,376           -
                                                              ---------   --------      ---------      ---------     ---------
         Total liabilities                                      424,728     12,173        168,275        122,256       (55,573)
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                      0        -              -              -             -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                    -            1            -              -              (1)
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                     -          -            2,005            -          (2,005)
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                  -          -              -          271,435      (271,435)
     Additional paid in capital                                   5,238      1,205            -          (16,234)       15,029
     Due from parent                                                -          -              -         (104,090)      104,090
     Retained earnings (deficit) and accumulated other
         comprehensive loss                                     (12,152)    (1,130)        25,142         46,279       (70,291)
                                                              ---------   --------      ---------      ---------     ---------
         Total shareholders' equity (deficit)                    (6,914)        76         27,147        197,390      (224,613)
                                                              ---------   --------      ---------      ---------     ---------
         Total liabilities and shareholders' equity (deficit) $ 417,814   $ 12,249      $ 195,422      $ 319,646     $(280,186)
                                                              =========   ========      =========      =========     =========


                                                                   The
                                                                 Company
                                                                 -------
                                                                      ASSETS

Current assets:
     Cash                                                       $   8,295
     Trade accounts receivable, net of allowance for
         doubtful accounts                                         77,018
     Inventories                                                  118,726
     Prepaid expenses and other current assets                     42,344
     Net deferred tax assets                                        2,592
     Due from subsidiaries                                            -
     Due from parent                                                  -
                                                                ---------
         Total current assets                                     248,975
Property, plant and equipment, net                                275,514
Special term deposit                                              125,000
Net deferred tax assets                                             4,598
Other noncurrent assets, net                                       10,858
Investment in subsidiaries                                            -
                                                                ---------
         Total assets                                           $ 664,945
                                                                =========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                      $  14,824
     Accounts payable                                              53,424
     Accrued liabilities                                           50,789
     Due to subsidiaries                                              -
     Due to parent                                                    -
                                                                ---------
         Total current liabilities                                119,037
Long-term debt, less current maturities                           498,686
Other noncurrent liabilities                                       54,136
                                                                ---------
         Total liabilities                                        671,859
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                      0
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                      -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                       -
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                    -
     Additional paid in capital                                     5,238
     Due from parent                                                  -
     Retained earnings (deficit) and accumulated other
         comprehensive loss                                       (12,152)
                                                                ---------
         Total shareholders' equity (deficit)                      (6,914)
                                                                ---------
         Total liabilities and shareholders' equity (deficit)   $ 664,945
                                                                =========


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)



(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of October 31, 1999



                                                             The Company
                                                              Excluding               Doe Run Cayman    Doe Run
                                                              Guarantor    Domestic    and Certain      Peru and
                                                            Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations
                                                            ------------  ----------   ------------   ------------  ------------
                                                                      ASSETS

Current assets:
     Cash                                                     $   7,197   $ (1,347)     $      39      $   3,997     $     -
     Trade accounts receivable, net of allowance for
         doubtful accounts                                       46,162      4,292             67         38,864          (501)
     Inventories                                                 47,368      1,791            -           71,122           (20)
     Prepaid expenses and other current assets                    6,580        145            (77)        27,958          (745)
     Net deferred tax assets                                        -          -              (50)         2,165           -
     Due from subsidiaries                                       11,321        -              -              122       (11,443)
     Due from parent                                                -          -              -           23,622       (23,622)
                                                              ---------   --------      ---------      ---------     ---------
         Total current assets                                   118,628      4,881            (21)       167,850       (36,331)
Property, plant and equipment, net                              140,663      7,784            -          120,595           -
Special term deposit                                            125,000        -              -              -             -
Net deferred tax assets                                             -          -              (40)         1,646           -
Other noncurrent assets, net                                     13,205        292            242            323           -
Investment in subsidiaries                                       33,029        -          188,227            -        (221,256)
                                                              ---------   --------      ---------      ---------     ---------
         Total assets                                         $ 430,525   $ 12,957      $ 188,408      $ 290,414     $(257,587)
                                                              =========   ========      =========      =========     =========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                    $     357   $    -        $   1,279      $   6,946     $     -
     Accounts payable                                            16,479      1,901             67         36,790          (501)
     Accrued liabilities                                         30,967        478          2,546         16,547          (745)
     Due to subsidiaries                                            -          -           23,744            -         (23,744)
     Due to parent                                                  -        8,666          1,386          1,269       (11,321)
                                                              ---------   --------      ---------      ---------     ---------
         Total current liabilities                               47,803     11,045         29,022         61,552       (36,311)
Long-term debt, less current maturities                         317,693        -          126,359         33,234           -
Other noncurrent liabilities                                     48,408      1,890            -            7,401           -
                                                              ---------   --------      ---------      ---------     ---------
         Total liabilities                                      413,904     12,935        155,381        102,187       (36,311)
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                      0        -              -              -             -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                    -            1            -              -              (1)
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                     -          -            2,005            -          (2,005)
     Common stock, one nuevo sole par value, 729,548, 057
         shares authorized, issued and outstanding                  -          -              -          271,435      (271,435)
     Additional paid in capital                                   5,238      1,205            -          (16,234)       15,029
     Due from parent                                                -          -              -         (104,865)      104,865
     Retained earnings and accumulated other
         comprehensive loss                                      11,383     (1,184)        31,022         37,891       (67,729)
                                                              ---------   --------      ---------      ---------     ---------
         Total shareholders' equity                              16,621         22         33,027        188,227      (221,276)
                                                              ---------   --------      ---------      ---------     ---------
         Total liabilities and shareholders' equity           $ 430,525   $ 12,957      $ 188,408      $ 290,414     $(257,587)
                                                              =========   ========      =========      =========     =========


                                                                   The
                                                                 Company
                                                                 -------
                                                                      ASSETS

Current assets:
     Cash                                                       $   9,886
     Trade accounts receivable, net of allowance for
         doubtful accounts                                         88,884
     Inventories                                                  120,261
     Prepaid expenses and other current assets                     33,861
     Net deferred tax assets                                        2,115
     Due from subsidiaries                                            -
     Due from parent                                                  -
                                                                ---------
         Total current assets                                     255,007
Property, plant and equipment, net                                269,042
Special term deposit                                              125,000
Net deferred tax assets                                             1,606
Other noncurrent assets, net                                       14,062
Investment in subsidiaries                                            -
                                                                ---------
         Total assets                                           $ 664,717
                                                                =========

                                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                       $  8,582
     Accounts payable                                              54,736
     Accrued liabilities                                           49,793
     Due to subsidiaries                                              -
     Due to parent                                                    -
                                                                ---------
         Total current liabilities                                113,111
Long-term debt, less current maturities                           477,286
Other noncurrent liabilities                                       57,699
                                                                ---------
         Total liabilities                                        648,096
Shareholders' equity:
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                        0
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                      -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                       -
     Common stock, one nuevo sole par value, 729,548, 057
         shares authorized, issued and outstanding                    -
     Additional paid in capital                                     5,238
     Due from parent                                                  -
     Retained earnings and accumulated other
         comprehensive loss                                        11,383
                                                                ---------
         Total shareholders' equity                                16,621
                                                                ---------
         Total liabilities and shareholders' equity             $ 664,717
                                                                =========


                        THE DOE RUN RESOURCES CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)



(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET

                            As of October 31, 2000



                                                             The Company
                                                              Excluding               Doe Run Cayman    Doe Run
                                                              Guarantor    Domestic    and Certain      Peru and
                                                            Subsidiaries  Guarantors   Subsidiaries   Subsidiaries  Eliminations
                                                            ------------  ----------   ------------   ------------  ------------
Net sales                                                     $ 324,801   $ 26,254      $  13,373      $ 487,648     $ (37,034)

Costs and expenses:
     Cost of sales                                              277,320     22,250            -          428,333        (4,725)
     Depletion, depreciation and amortization                    19,188      1,572            -            9,760           -
     Selling, general and administrative                         16,529      1,325          9,550         37,053       (32,315)
     Exploration                                                  2,851        -              -            1,486           -
                                                              ---------   --------      ---------      ---------     ---------
        Total costs and expenses                                315,888     25,147          9,550        476,632       (37,040)
                                                              ---------   --------      ---------      ---------     ---------
        Income from operations                                    8,913      1,107          3,823         11,016             6

Other income (expense):
     Interest expense                                           (42,023)    (1,028)       (14,666)        (4,892)        1,014
     Interest income                                             15,119        -              -              328        (1,014)
     Other, net                                                   1,565        (25)            97           (702)          -
     Equity in earnings of subsidiaries                          (5,820)       -            9,163             -         (3,343)
                                                              ---------   --------      ---------      ---------     ---------
                                                                (31,159)    (1,053)        (5,406)        (5,266)       (3,343)
                                                              ---------   --------      ---------      ---------     ---------
        Income (loss) before income tax
              expense (benefit)                                 (22,246)        54         (1,583)         5,750        (3,337)
     Income tax expense (benefit)                                   869        -            4,297         (3,413)          -
                                                              ---------   --------      ---------      ---------     ---------
        Net income (loss)                                     $ (23,115)  $     54      $  (5,880)     $   9,163     $  (3,337)
                                                              =========   ========      =========      =========     =========


                                                                   The
                                                                 Company
                                                                 -------
Net sales                                                       $ 815,042

Costs and expenses:
     Cost of sales                                                723,178
     Depletion, depreciation and amortization                      30,520
     Selling, general and administrative                           32,142
     Exploration                                                    4,337
                                                                ---------
        Total costs and expenses                                  790,177
                                                                ---------
        Income from operations                                     24,865

Other income (expense):
     Interest expense                                             (61,595)
     Interest income                                               14,433
     Other, net                                                       935
     Equity in earnings of subsidiaries                               -
                                                                ---------
                                                                  (46,227)
                                                                ---------
        Income (loss) before income tax
              expense (benefit)                                   (21,362)
     Income tax expense (benefit)                                   1,753
                                                                ---------
        Net income (loss)                                       $ (23,115)
                                                                =========


                                         THE DOE RUN RESOURCES CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS)


(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                                       CONSOLIDATING STATEMENT OF OPERATIONS
                                            YEAR ENDED OCTOBER 31, 1999

                                                 The Company
                                                  Excluding                 Doe Run Cayman     Doe Run
                                                  Guarantor     Domestic     and Certain       Peru and                     The
                                                 Subsidiaries  Guarantors    Subsidiaries    Subsidiaries  Eliminations   Company
                                                 ------------  ----------   --------------   ------------  ------------   --------

Net sales                                          $337,091      $25,700        $12,163        $460,332      $(35,012)    $800,274

Costs and expenses:
     Cost of sales                                  275,621       21,687              1         394,034        (5,316)     686,027
     Depletion, depreciation and amortization        22,054        1,503              -           7,843             -       31,400
     Selling, general and administrative             16,045        1,405          9,435          33,810       (29,853)      30,842
     Exploration                                      3,919            -              -               -             -        3,919
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Total costs and expenses                    317,639       24,595          9,436         435,687       (35,169)     752,188
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Income from operations                       19,452        1,105          2,727          24,645           157       48,086

Other income (expense):
     Interest expense                               (40,586)      (1,101)       (14,835)         (3,796)          901      (59,417)
     Interest income                                 15,020            -              -             636          (901)      14,755
     Other, net                                         (40)        (144)           974          (2,136)            -       (1,346)
     Equity in earnings of subsidiaries              11,983            -         25,731               -       (37,714)           -
                                                 ------------  ----------   --------------   ------------  ------------   --------
                                                    (13,623)      (1,245)        11,870          (5,296)      (37,714)     (46,008)
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Income (loss) before income tax
              expense (benefit)                       5,829         (140)        14,597          19,349       (37,557)       2,078
     Income tax expense (benefit)                     7,239            -          2,631          (6,382)            -        3,488
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Net income (loss)                          $ (1,410)     $  (140)       $11,966        $ 25,731      $(37,557)    $ (1,410)
                                                 ============  ==========   ==============   ============  ============   ========

                                         THE DOE RUN RESOURCES CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS)


(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                                       CONSOLIDATING STATEMENT OF OPERATIONS
                                            YEAR ENDED OCTOBER 31, 1998


                                                 The Company
                                                  Excluding                 Doe Run Cayman     Doe Run
                                                  Guarantor     Domestic     and Certain       Peru and                     The
                                                 Subsidiaries  Guarantors    Subsidiaries    Subsidiaries  Eliminations   Company
                                                 ------------  ----------   --------------   ------------  ------------   --------

Net sales                                          $261,454      $17,462       $  8,032        $452,631      $(28,658)    $710,921

Costs and expenses:
     Cost of sales                                  215,885       16,530             22         371,530        (4,445)     599,522
     Depletion, depreciation and amortization        16,621        1,105              -           6,814             -       24,540
     Selling, general and administrative             15,874        1,297          5,716          30,604       (24,121)      29,370
     Exploration                                      4,312            -              -               -             -        4,312
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Total costs and expenses                    252,692       18,932          5,738         408,948       (28,566)     657,744
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Income (loss) from operations                 8,762       (1,470)         2,294          43,683           (92)      53,177

Other income (expense):
     Interest expense                               (26,730)        (798)       (13,175)           (754)          798      (40,659)
     Interest income                                  9,775            -            151             458          (798)       9,586
     Other, net                                        (846)         (93)            98           1,616             -          775
     Equity in earnings of subsidiaries              16,861            -         32,404               -       (49,265)           -
                                                 ------------  ----------   --------------   ------------  ------------   --------
                                                       (940)        (891)        19,478           1,320       (49,265)     (30,298)
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Income (loss) before income tax expense
           (benefit) and extraordinary item           7,822       (2,361)        21,772          45,003       (49,357)      22,879
     Income tax expense (benefit)                    (1,290)          18             71          12,599             -       11,398
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Income (loss) before extraordinary item       9,112       (2,379)        21,701          32,404       (49,357)      11,481
        Extraordinary item                           (2,019)           -         (2,369)              -             -       (4,388)
                                                 ------------  ----------   --------------   ------------  ------------   --------
        Net income (loss)                          $  7,093      $(2,379)      $ 19,332        $ 32,404      $(49,357)    $  7,093
                                                 ============  ==========   ==============   ============  ============   ========

                                         THE DOE RUN RESOURCES CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS)


(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           YEAR ENDED OCTOBER 31, 2000


                                                 The Company
                                                  Excluding                 Doe Run Cayman     Doe Run
                                                  Guarantor     Domestic     and Certain       Peru and                     The
                                                 Subsidiaries  Guarantors    Subsidiaries    Subsidiaries  Eliminations   Company
                                                 ------------  ----------   --------------   ------------  ------------   --------

Net cash provided by (used in) operating
   activities                                       $(8,487)     $ 2,413        $(2,760)       $ 21,246       $(3,343)    $  9,069
Cash flows from investing activities:
       Purchases of property, plant and equipment    (9,689)        (365)             -         (27,200)            -      (37,254)
       Investment in subsidiaries                     5,820            -         (9,163)              -         3,343            -
                                                 ------------  ----------   --------------   ------------  ------------   --------
         Net cash provided by (used in)
            investing activities                     (3,869)        (365)        (9,163)        (27,200)        3,343      (37,254)
Cash flows from financing activities:
       Proceeds from revolving loans
         and short-term borrowings, net              13,077            -              -          18,704             -       31,781
       Payments on long-term debt                      (357)           -         (1,495)         (3,335)            -       (5,187)
       Loans from parent/subsidiaries                (7,561)        (701)        13,424          (5,162)            -            -
                                                 ------------  ----------   --------------   ------------  ------------   --------
         Net cash provided by (used in)
             financing activities                     5,159         (701)        11,929          10,207             -       26,594
                                                 ------------  ----------   --------------   ------------  ------------   --------
         Net increase (decrease) in cash             (7,197)       1,347              6           4,253             -       (1,591)

Cash at beginning of year                             7,197       (1,347)            39           3,997             -        9,886
                                                 ------------  ----------   --------------   ------------  ------------   --------
Cash at end of year                                 $     -      $     -        $    45        $  8,250       $     -     $  8,295
                                                 ============  ==========   ==============   ============  ============   ========


                                         THE DOE RUN RESOURCES CORPORATION

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                              (DOLLARS IN THOUSANDS)


(17) GUARANTOR SUBSIDIARIES (CONTINUED)

                                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                           YEAR ENDED OCTOBER 31, 1999


                                                 The Company
                                                  Excluding                 Doe Run Cayman     Doe Run
                                                  Guarantor     Domestic     and Certain       Peru and                     The
                                                 Subsidiaries  Guarantors    Subsidiaries    Subsidiaries  Eliminations   Company
                                                 ------------  ----------   --------------   ------------  ------------   --------

Net cash provided by (used in) operating
   activities                                      $ 27,678      $ 1,175       $ 14,382        $ 30,644      $(37,714)    $ 36,165
Cash flows from investing activities:
       Purchases of property, plant and equipment   (12,543)        (120)             -         (23,276)            -      (35,939)
       Payments for acquisitions                       (375)           -              -                                       (375)
       Investment in subsidiaries                   (11,983)           -        (25,731)              -        37,714            -
                                                 ------------  ----------   --------------   ------------  ------------   --------
           Net cash provided by (used in)
             investing activities                   (24,901)        (120)       (25,731)        (23,276)       37,714      (36,314)
Cash flows from financing activities:
       Proceeds from (payments on) revolving loans
           and short-term borrowings, net            (9,029)           -              -          (4,388)            -      (13,417)
       Proceeds from long-term debt                   5,665            -              -               -             -        5,665
       Payments on long-term debt                      (978)           -         (1,495)         (1,958)            -       (4,431)
       Proceeds from sale/leaseback transactions          -            -              -          17,923             -       17,923
       Payment of deferred financing costs             (351)           -              -               -             -         (351)
       Loans from parent/subsidiaries                 9,113       (2,402)        12,862         (19,573)            -            -
                                                 ------------  ----------   --------------   ------------  ------------   --------
           Net cash provided by (used in)
              financing activities                    4,420       (2,402)        11,367          (7,996)            -        5,389
                                                 ------------  ----------   --------------   ------------  ------------   --------
           Net increase (decrease) in cash            7,197       (1,347)            18            (628)            -        5,240

Cash at beginning of year                                 -            -             21           4,625             -        4,646
                                                 ------------  ----------   --------------   ------------  ------------   --------
Cash at end of year                                $  7,197      $(1,347)      $     39        $  3,997      $      -     $  9,886
                                                 ============  ==========   ==============   ============  ============   ========


                     THE DOE RUN RESOURCES CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (DOLLARS IN THOUSANDS)

(17) GUARANTOR SUBSIDIARIES (CONTINUED)


              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       YEAR ENDED OCTOBER 31, 1998

                                                    The Company
                                                     Excluding               Doe Run Cayman   Doe Run
                                                     Guarantor     Domestic   and Certain     Peru and                    The
                                                    Subsidiaries  Guarantors  Subsidiaries  Subsidiaries  Eliminations  Company
                                                    ------------  ----------  ------------  ------------  ------------ -----------
Net cash provided by (used in) operating activities  $   24,261    $    132   $   26,055    $  (15,755)   $  (49,265)  $ (14,572)
Cash flows from investing activities:
       Special term deposit                            (125,000)          -            -             -             -    (125,000)
       Purchases of property, plant and equipment       (10,748)     (6,065)           -       (10,876)            -     (27,689)
       Payment for acquisitions                         (54,640)          -       (3,507)          (42)            -     (58,189)
       Investment in subsidiaries                       (16,861)          -      (32,404)            -        49,265           -
                                                    ------------  ----------  ------------  ------------  ------------ -----------
           Net cash provided by (used in)
             investing activities                      (207,249)     (6,065)     (35,911)      (10,918)       49,265    (210,878)
Cash flows from financing activities:
       Proceeds from (payments on) revolving loans
           and short-term borrowings, net                20,842           -       (3,000)       28,000             -      45,842
       Proceeds from long-term debt                     299,713           -      125,000             -             -     424,713
       Payments on long-term debt                      (130,845)          -     (100,000)            -             -    (230,845)
       Payment of deferred financing costs              (15,056)          -         (312)         (500)            -     (15,868)
       Loans from parent/subsidiaries                     9,444       5,933      (14,162)       (1,215)            -           -
       Payment of dividends                                (189)          -            -             -             -        (189)
       Redemption of preferred stock                     (2,500)          -            -             -             -      (2,500)
                                                    ------------  ----------  ------------  ------------  ------------ -----------
           Net cash provided by financing activities    181,409       5,933        7,526        26,285             -     221,153
                                                    ------------  ----------  ------------  ------------  ------------ -----------
           Net decrease in cash                          (1,579)          -       (2,330)         (388)            -      (4,297)

Cash at beginning of year                                 1,579           -        2,351         5,013             -       8,943
                                                    ------------  ----------  ------------  ------------  ------------ -----------
Cash at end of year                                  $        -    $      -   $       21    $    4,625    $        -   $   4,646
                                                    ============  ==========  ============  ============  ============ ===========

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders
Doe Run Peru S.R.L:

We have audited the accompanying balance sheets of Doe Run Peru S.R.L. and its subsidiaries as of October 31, 2000 and 1999, and the related combined statements of operations, changes in shareholders' equity and cash flows for the years then ended. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Doe Run Peru S.R.L. and its subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lima, Peru

December 6, 2000

Countersigned by:                         KPMG Caipo y Associados





/s/ Juan Jose Cordova
---------------------------
Juan Jose Cordova (Partner)
Peruvian Public Accountant
Registration No 18869

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Doe Run S.R.L.:

We have audited the accompanying combined statements of operations, changes in shareholders' equity and cash flows of Doe Run Peru S.R.L. (a Peruvian company), its consolidated subsidiary and Empresa Minera Cobriza S.R.L. for the year ended October 31, 1998. These combined financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in The United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of operations of Doe Run Peru S.R.L., its subsidiary and Empresa Minera Cobriza S.R.L. and their cash flows for the year ended October 31, 1998, in conformity with accounting principles generally accepted in The United States of America.

Countersigned by:


/s/Marco Antonio Zaldivar

Marco Antonio Zaldivar                     MEDINA, ZALDIVAR Y ASSOCIADOS
C.P.C. Register 12477

Lima, Peru
December 6, 2000

                               DOE RUN PERU S.R.L.
                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    October 31,
                                                                          -----------------------------
                                                                               2000           1999
                                                                          -----------------------------
                                   A S S E T S
Current assets:
   Cash                                                                    $   8,250      $   3,997
   Trade accounts receivable                                                  25,425         38,864
   Due from related parties                                                   34,667         23,744
   Inventories                                                                67,364         71,122
   Prepaid expenses and other current assets                                  38,483         27,958
   Net deferred tax assets                                                     2,626          2,165
                                                                          ----------     ----------
            Total current assets                                             176,815        167,850

Property, plant and equipment, net                                           138,035        120,595
Deferred financing fees, net                                                     198            323
Net deferred tax assets                                                        4,598          1,646
                                                                          ----------     ----------
            Total assets                                                   $ 319,646      $ 290,414
                                                                          ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current maturities
      of long-term debt                                                    $  13,046      $   6,946
   Accounts payable                                                           32,719         36,790
   Due to related parties                                                      7,030          1,269
   Accrued liabilities                                                        19,582         16,547
                                                                          ----------     ----------
            Total current liabilities                                         72,377         61,552

Long-term debt, less current maturities                                       42,503         33,234
Other noncurrent liabilities                                                   7,376          7,401
                                                                          ----------     ----------
        Total liabilities                                                    122,256        102,187
Shareholders' equity:
   Capital stock, $ 0.3709 par value, 729,548,157 shares in 2000,
      S/ 1 par value, 729,548,057 shares in 1999                             271,435        271,435
   Additional paid-in capital                                                (16,234)       (16,234)
   Due from shareholder                                                     (104,090)      (104,865)
   Retained earnings                                                          67,189         58,026
   Accumulated other comprehensive income                                    (20,910)       (20,135)
                                                                          ----------     ----------
           Total shareholders' equity                                        197,390        188,227
                                                                          ----------     ----------
         Total liabilities and shareholders' equity                        $ 319,646      $ 290,414
                                                                          ==========     ==========

             The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
                        COMBINED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                 Year Ended October 31,
                                                      --------------------------------------
                                                          2000         1999          1998
                                                      -----------  ------------  -----------
Net sales                                             $  487,648   $   460,332   $  452,631
                                                      -----------  ------------  -----------
Costs and expenses:
   Costs of sales                                        428,333       394,034      371,530
   Exploration and development                             1,486             -            -
   Depreciation                                            9,760         7,843        6,814
   Fees and commissions to related parties                26,446        23,983       20,333
   Selling, general and administrative expenses           10,607         9,827       10,271
                                                      -----------  ------------  -----------
           Total costs and expenses                      476,632       435,687      408,948
                                                      -----------  ------------  -----------
           Income from operations                         11,016        24,645       43,683
                                                      -----------  ------------  -----------
Other income (expense):
   Interest expense                                       (4,892)       (3,796)        (754)
   Interest income                                           328           636          458
   Exchange difference                                      (372)       (1,805)         105
   Other, net                                               (330)         (331)       1,511
                                                      -----------  ------------  -----------
                                                          (5,266)       (5,296)       1,320
                                                      -----------  ------------  -----------
           Income before income tax expense (benefit)      5,750        19,349       45,003

Income tax expense (benefit)                              (3,413)       (6,382)      12,599
                                                      -----------  ------------  -----------
           Net income                                 $    9,163   $    25,731   $   32,404
                                                      ===========  ============  ===========






            The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                      Cobriza   Additional               Retained    Accumulated
                                          Capital       net      paid-in     Due from    earnings   comprehensive
                                           stock      assets     capital    shareholder  (deficit)     income         Total
                                         ---------  ----------  ----------  -----------  ---------  -------------  ----------
Balance as of October 31, 1997           $ 247,926  $      -     $      -   $ (125,000)  $   (109)  $      (109)   $ 122,817

 Acquisition of Cobriza                          -     7,275            -            -          -             -        7,275
 Net income                                      -         -            -            -     32,404        32,404       32,404
                                         ---------  ----------  ----------  -----------  ---------  -------------  ----------
Balance as of October 31, 1998             247,926     7,275            -     (125,000)    32,295        32,295      162,496

 Foreign currency translation adjustment         -         -            -       20,135          -       (20,135)           -
 Merger of Doe Run Peru S.R.L and Cobriza   23,509    (7,275)     (16,234)           -          -             -            -
 Net income                                      -         -            -            -     25,731        25,731       25,731
                                         ---------  ----------  ----------  -----------  ---------  -------------  ----------
Balance as of October 31, 1999             271,435         -      (16,234)    (104,865)    58,026        37,891      188,227

 Foreign currency translation adjustment         -         -            -          775          -          (775)           -
 Net income                                      -         -            -            -      9,163         9,163        9,163
                                         ---------  ----------  ----------  -----------  ---------  -------------  ----------
Balance as of October 31, 2000           $ 271,435  $      -     $(16,234)  $ (104,090)  $ 67,189   $    46,279    $ 197,390
                                         =========  ==========  ==========  ===========  =========  =============  ==========


           The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                        2000            1999              1998
                                                                   ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                                         $   9,163        $  25,731       $  32,404
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Deferred income taxes                                                 (3,413)          (6,382)          2,569
   Depreciation                                                           9,760            7,843           6,814
   Amortization of deferred financing fees                                  125              125              52
   Increase (decrease) resulting from changes in:
      Trade accounts receivable                                          13,439           (7,929)        (30,545)
      Inventories                                                         3,758           13,927         (19,636)
      Prepaid expenses and other current assets                         (10,525)          (4,735)        (19,334)
      Trade accounts payable                                             (4,071)           6,038           7,117
      Accrued liabilities                                                 3,035           (4,175)          4,804
      Other noncurrent liabilities                                          (25)             201               -
                                                                   ------------     ------------     ------------
      Net cash provided by (used in) operating activities                21,246           30,644         (15,755)
                                                                   ------------     ------------     ------------
Cash flows from investing activities:
   Additions of fixed assets                                            (27,200)         (23,276)        (10,918)
                                                                   ------------     ------------     ------------
      Net cash used in investing activities                             (27,200)         (23,276)        (10,918)
                                                                   ------------     ------------     ------------
Cash flows from financing activities:
   Net proceeds from revolving loans                                     13,000           (8,000)         28,000
   Cash provided by sales and leaseback transactions                          -           17,923               -
   Cash provided by short-term borrowings, net                            5,704            3,612               -
   Payments on sale and leaseback                                        (3,335)          (1,958)              -
   Increase in due from related parties                                  (5,162)         (19,573)         (1,215)
   Payment of deferred financing fees                                         -                -            (500)
                                                                   ------------     ------------     ------------
      Net cash provided by (used in) financing activities                10,207           (7,996)         26,285
                                                                   ------------     ------------     ------------
      Net increase (decrease) in cash                                     4,253             (628)           (388)

Cash at beginning of year                                                 3,997            4,625           5,013
                                                                   ------------     ------------     ------------
Cash at end of year                                                   $   8,250        $   3,997       $   4,625
                                                                   ============     ============     ============

Supplemental disclosure of cash flow information
         Cash paid during the period for:
          Interest                                                    $   5,205        $   3,671       $     754
                                                                   ============     ============     ============
          Peruvian income tax                                         $       -        $   5,400       $  16,951
                                                                   ============     ============     ============

          The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

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

2.     BUSINESS ACQUISITIONS

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

       Effective November 1, 1999, the Doe Run Peru was merged with Doe Run Air S.A.C. (Doe Run Air), a subsidiary of Doe Run Peru. The increase in shares outstanding in the current fiscal year represents the transfer of shares to the minority shareholders of Doe Run Air.

3.     BASIS OF PRESENTATION

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

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


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

       Depreciation is calculated on a straight-line basis at the rates indicated in Note 9. Major additions and improvements to property, plant and equipment are capitalized, at cost, when they significantly increase the productive capacity or the life of the assets. Routine or unanticipated repair and maintenance expenditures, which do not extend the useful life or increase the productive capacity of the asset, are charged to operations as incurred. Major expenditures required to maintain the originally anticipated productive capacity and life of the assets, for which both the amount and timing can be reasonably estimated, are deferred and charged to operations over the period through the next anticipated maintenance date.

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

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

       COMMITMENTS AND CONTINGENCIES

       The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when such costs are probable and reasonably estimable. Accruals are reviewed and adjusted as circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

       REVENUE RECOGNITION

       Sales are recorded when title passes to the customer, which typically occurs at the time of shipment. Sales are recorded based on estimated weights, assays and prices using applicable customer agreements and hedge contracts. Revenues with respect to such sales are adjusted to reflect settlement when final weights, metal contents and prices are determined.

       RISK MANAGEMENT

       The Company's use of derivative financial instruments is limited to managing well-defined commodity price risks related to inventories and future production. Derivative financial instruments are not used for trading purposes. The Company may, from time to time, enter into forward physical sales agreements with customers or futures contracts, which fix prices for a portion of its anticipated future production, generally for periods not exceeding twelve months. The Company may also periodically buy futures contracts to offset the effect of certain fixed-price forward physical sales commitments. In addition, the Company may employ the use of commodity options to achieve the results of the aforementioned transactions. Because the Company matches the month of the derivative financial instruments used with the month of physical shipment and the exchange on which the price of both the physical sale and the derivative financial instrument are settled is the same, management believes that the majority of these derivatives are highly effective in reducing its risks with respect to price fluctuations. To the extent these transactions meet the requirements for hedge accounting, gains and losses realized on such transactions, as well as any cost or revenue associated therewith, are recognized in net sales when the related production is sold. If an instrument does not meet the requirements for hedge accounting, gains and losses are recognized immediately.

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

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       Because workers' profit sharing is calculated on taxable income, the Company recognizes the effect of temporary differences between financial reporting and tax bases of assets and liabilities related to workers' profit sharing on a basis consistent with that used for income taxes.

5.     REMEASUREMENT INTO U.S. DOLLARS

       The functional currency of Doe Run Peru is the U.S. dollar. Until December 31, 1999 the accounting records of Doe Run Peru and its subsidiary were kept in Peruvian nuevos soles and have been remeasured into U.S. dollars. Since January 1st, 2000 the accounting records of Doe Run Peru are kept in U.S. dollars due to a modification of the Metaloroya Contract described in Note 2. This change does not have an effect on the financial position or results of operations of Doe Run Peru.

       The methodology utilized for the re-measurement of nuevos soles into U.S. dollars has been the established by SFAS 52 as follows:

       (a) Non-monetary accounts have been re-measured at historical exchange rates.

       (b) Monetary accounts in Peruvian currency have been re-measured at free market average exchange rates in effect at the respective year-end, see Note 6.

       (c) Income and expenses have been re-measured at the average monthly exchange rates. Cost of sales was determined from its components once re-measured. The net effect of foreign exchange differences has been reflected in the accompanying combined statements of operations.

6.     FOREIGN CURRENCY TRANSACTION AND EXCHANGE RISK EXPOSURE

       Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates. The exchange rates in effect were S/3.515, S/3.489 and S/3.060 per each $1 for assets at October 31, 2000, 1999 and 1998, respectively, and S/3.510, S/3.493 and S/3.072 per each $1 for liabilities at October 31, 2000, 1999 and 1998, respectively.

       Assets and liabilities denominated in Peruvian nuevos soles are as follows (in thousands):

                                                                               October 31,
                                                              ---------------------------------------------
                                                                  2000             1999             1998
                                                              -----------       -----------     -----------
       Assets:
          Cash                                                   S/ 1,854          S/   675        S/   578
          Due from related parties                                 57,588            41,638               -
          Prepaid expenses and other current assets                 2,074            78,147          61,707
                                                              -----------       -----------     -----------
                                                                   61,516           120,460          62,285
                                                              -----------       -----------     -----------
       Liabilities:
          Accrued liabilities                                      32,139            47,582          61,191
                                                              -----------       -----------     -----------
                                                                   32,139            47,582          61,191
                                                              -----------       -----------     -----------
                Net position                                     S/29,377          S/72,878        S/ 1,094
                                                              ===========       ===========     ===========

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       Net foreign currency transaction gains (losses) relating to transactions denominated in Peruvian nuevos soles were $(372), $(1,805) and $105 for the years ended October 31, 2000, 1999 and 1998, respectively, which have been reflected in the combined statements of operations in other income (expense), net.

       On October 23, 1997, Doe Run Peru granted to its shareholder, Doe Run Mining, a loan which does not accrue interest and matures in October 23, 2002. This receivable is denominated in nuevos soles. The balance of $104,090 and $104,865 at October 31, 2000 and 1999, respectively, is reported as a component of shareholders' equity. This loan is long term in nature and management anticipates that it will not be settled in the forseeable future. Accordingly, gains and losses on the loan are reported in the same manner as currency translation adjustments, as a component of shareholders' equity.

7.     INVENTORIES

       Inventories consist of the following:

                                                                      October 31,
                                                            -----------------------------
                                                               2000               1999
                                                            ----------         ----------

       Refined metals and concentrates for sale                $ 2,307            $ 1,414
       Metals and concentrates in process                       45,753             47,970
       Materials, supplies and spare parts                      19,304             21,738
                                                            ----------         ----------
                                                               $67,364            $71,122
                                                            ==========         ==========

       Materials, supplies and spare parts are stated net of reserves for obsolescence of $250 and $0 at October 31, 2000 and 1999, respectively.

       The FIFO cost of inventories valued under the LIFO cost method were approximately $48,972 and $50,965 at October 31, 2000 and 1999, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $1,185 and $1,785 higher at October 31, 2000 and 1999, respectively.

       As a result of reducing certain inventory quantities valued on the LIFO basis, lower inventory costs prevailing in previous years were charged to cost of sales in 2000 and 1999. The Company calculates the effect of LIFO liquidations on net income based on the current cost method. The effect was an increase in net income of $27 and $400 for 2000 and 1999, respectively. There was no LIFO liquidation in fiscal 1998.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


8.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

       Prepaid expenses and other current assets consist of the following:

                                                                    October 31,
                                                         -----------------------------
                                                               2000            1999
                                                         -----------       -----------

       Credit on Peruvian value added tax                    $19,251           $ 9,574
       Prepaid Peruvian income tax                            11,893            11,861
       Deferred workers' profit sharing                        2,094             1,104
       Other                                                   5,245             5,419
                                                         -----------       -----------
                                                             $38,483           $27,958
                                                         ===========       ===========

       The value added tax (VAT) paid on purchases can be offset against the VAT resulting from local sales, Peruvian income tax and other taxes collected by the Peruvian Public Treasury. In addition, the Company may apply for a refund in the form of cash or negotiable credit notes from the tax authorities.

       The entire credit on Peruvian value added tax outstanding as of October 31, 2000 was collected subsequent to year-end.

9.     PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment consists of the following:


                                                         Average Annual                  October 31,
                                                          Depreciation          ----------------------------
                                                             Rate                   2000             1999
                                                       ------------------       ------------     -----------

       Cost:
          Land                                                       -             $  5,989        $  5,989
          Buildings and improvements                           5% and 10%            20,224          19,595
          Machinery and equipment                                   6.67%            85,595          78,523
          Transportation units                                     33.33%             3,610           3,116
          Other equipment                                     10% and 20%            12,245           7,948
          Construction in progress                                   -               34,940          20,232
                                                                                -----------      -----------
                                                                                    162,603         135,403
       Less accumulated depreciation                                                 24,568          14,808
                                                                                -----------      -----------
                                                                                   $138,035        $120,595
                                                                                ===========      ===========

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


10.    ACCRUED LIABILITIES

       Accrued liabilities consist of the following:

                                                                                    October 31,
                                                                         -------------------------------
                                                                             2000                1999
                                                                         ------------        -----------

           Salaries, wages and employee benefits                            $ 7,978            $ 7,451
           Due to power company                                               2,465              2,523
           Accounts payable to contractors                                    2,786              1,156
           Taxes payable                                                      1,302              1,507
           Other accrued liabilities                                          5,050              3,910
                                                                          -----------        -----------
                                                                            $19,581            $16,547
                                                                          ===========        ===========

11.    DEBT


       Long-term debt consists of the following:

                                                                                  October 31,
                                                                          ---------------------------
                                                                              2000           1999
                                                                          ------------   ------------

         Revolving credit facility                                            $33,000        $20,000
         Sale and leaseback obligations                                        12,912         16,055
         Capital leases                                                           321            513
                                                                          ------------   ------------
                                                                               46,233         36,568
         Less current maturities                                                3,730          3,334
                                                                          ------------   ------------
                   Long-term debt, less current maturities                    $42,503        $33,234
                                                                          ============   ============

       The revolving credit facility with a Peruvian bank allows Doe Run Peru to borrow up to $50,000 and expires June 19, 2002. Effective March 30, 2000, the Company's primary lender in Peru had approved the increase in the maximum advance under the revolving credit facility from its previous limit of $40,000 to $50,000, subject to documentation. The Company is still in negotiating with the lender about certain terms of the agreement, and there can be no assurance that an agreement will be reached. In addition the lender approved an independent line of $10,000 for the issuance of guarantee letters. Unlike the Revolving Credit Facility, this independent line is not committed and is subject to modification or cancellation at the option of the lender. If the borrowings under the revolving credit agreement exceed $40,000, the availability under the uncommitted guarantee letter line will be frozen until the borrowings are brought back down to $40,000.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       The facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 2.0% per annum. The facility is secured by accounts receivable and inventories. The average effective rate was 8.66% at October 31, 2000. An unused line fee of 0.375% per annum on the average unused portion of the line is payable quarterly, in arrears. In the event of non-payment of any part of the principal or interest owed, Doe Run Peru would pay an additional 3% per annum. Individual loans must be greater than $1,000. Availability of loans under the facility is limited to a percentage of eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Actual availability was $7,632 at October 31, 2000.

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

       The aggregate estimated amounts of long-term debt maturing after October 31, 2000 are as follows:

            Fiscal year ending October 31:
              2001                                            $ 3,730
              2002                                             36,911
              2003                                              4,112
              2004                                              1,480
                                                              -------
                                                              $46,233
                                                              =======

       Doe Run Peru has available unsecured and uncommitted lines of credit and additional availability for letters of credit and custom bonds provided by local banks. Borrowings are in the form of short-term notes, with interest rates determined at the borrowing date. Borrowings under the unsecured and uncommitted lines of credit were $9,316 and $3,612 at October 31, 2000 and 1999, respectively. The average interest rate on outstanding borrowings as of October 31, 2000 was 8.80%.

       The Doe Run Peru Revolving Credit Facility contains certain covenants that set a net worth requirement, limit indebtedness and investments and restrict the payment of dividends in the event of default. An event of default could result in the termination of the Revolving Credit Facility and/or the acceleration of all amounts due thereunder. The Company was in compliance with the covenants as of October 31, 2000, and accordingly, the related debt is classified as noncurrent.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


12.    OTHER LONG-TERM LIABILITIES

       Other long-term liabilities are principally comprised of estimated closure cost of a zinc ferrite site of $7,200, as explained in Note 15.

13.    TAXATION

       (a) Doe Run Peru and its subsidiary are subject to Peruvian taxation. The statutory income tax rate of 30% is applied separately to the taxable income of each company and not to the consolidated taxable income.

       (b) Doe Run Peru is a party to a Tax Stabilization Agreement and a Contract of Guarantees and Measures to Promote Investments with the Peruvian Government as follows:

              TAX STABILIZATION AGREEMENT

              The Tax Stabilization Agreement expires as of December 31, 2006. Under this agreement, Doe Run Peru will utilize tax statutes prevailing as of November 6, 1997. The principal provisions of the agreement are as follows:

              - Utilization of the tax statutes prevailing as of April 25, 1994. In exercise of the regulation permitted in the tenth clause of the Tax Stabilization Agreement, Doe Run Peru adopted the tax statutes prevailing as of November 6, 1997.
              - Custom duties will be calculated at rates ranging from 15% to 25%.
              -  Free trade of its products.
              -  No restrictions on the use of proceeds from export sales.
              -  Free conversion of foreign currency generated by local sales.
              -  No discrimination in foreign currency transactions.

              CONTRACT OF GUARANTEES AND MEASURES TO PROMOTE INVESTMENTS

              On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments. This agreement is effective beginning in the calendar year ended December 31, 2007, provided that Doe Run Peru complies with the committed investments related to the improvements of the facilities [see Note 15(b)], and provides tax stability through December 31, 2022. The principal provisions are similar to those established in the Tax Stabilization Agreement, except that Doe Run Peru will utilize the tax statutes prevailing as of December 23, 1997.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       The provision for Peruvian income tax is comprised of the following for the years ended October 31, 2000, 1999 and 1998:

                                                                    2000          1999           1998
                                                                 -----------   -----------   -----------

                Current                                            $     -       $     -        $10,030
                Deferred                                            (3,413)       (6,382)         2,569
                                                                 -----------   -----------   -----------
                   Total income tax expense (benefit)              $(3,413)      $(6,382)       $12,599
                                                                 ===========   ===========   ===========

       Peruvian income tax expense (benefit) differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:

                                                                         2000           1999           1998
                                                                     -----------     -----------    ----------

               Income tax expense at statutory rate                    $ 1,725        $  5,805       $13,501
               Increase (reduction) in income tax expense
                  resulting from:
                     Change in the balance of the valuation
                         allowance for deferred tax assets              (7,180)        (12,413)       (5,211)
                     Effect of converting Peruvian nuevos
                         soles into U.S. dollars                          (233)           (169)        1,891
                     Other, net, primarily nondeductible expenses        2,275             395         2,418
                                                                     -----------     -----------    ----------
                                                                       $(3,413)       $ (6,382)      $12,599
                                                                     ===========     ===========    ==========

       The income tax benefit in fiscal 2000 and 1999 results primarily from the recognition of tax losses generated in 2000 and 1999 and to the recognition in 1999 of the acquired tax loss of Cobriza for which no previous benefit was recognized. As a result of the merger of Doe Run Peru and Cobriza, management believes that it is more likely than not that the future benefits of this tax loss will be realized.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                      2000            1999
                                                                    --------        --------
                Deferred tax assets:
                      Inventories                                   $  1,959        $  2,071
                      Other current liabilities                        1,382           1,010
                      Property, plant and equipment                   25,033          31,747
                      Tax loss carryforwards                          12,315           4,996
                      Other noncurrent assets and liabilities          2,851           3,970
                                                                    --------        --------
                                                                      43,540          43,794
                Less valuation allowance                             (25,903)        (33,083)
                                                                    --------        --------
                                                                      17,637          10,711
                                                                    --------        --------
                Deferred tax liabilities:
                       Other current assets                             (628)            (39)
                       Property, plant and equipment                  (9,785)         (6,861)
                                                                    --------        --------
                                                                     (10,413)         (6,900)
                                                                    --------        --------
                                 Net deferred tax asset             $  7,224        $  3,811
                                                                    ========        ========

       The tax loss carryforwards in Peru are available for use for four years beginning with the first year the Company obtains taxable income against which it can take a credit.

       Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. The change in valuation allowance reflects a change in management's assessment regarding the future realization of deferred tax assets as a result of the merger of Doe Run Peru S.R.L and Cobriza and estimates of future earnings. In addition, benefits were realized in 2000 and 1999 relating to certain deferred tax assets against which a valuation allowance had previously been provided.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


14.    EMPLOYEE BENEFITS

       SEVERANCE INDEMNITIES

       Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,951, $2,786 and $2,573 for the years ended October 31, 2000, 1999 and 1998, respectively.

       WORKERS' PROFIT SHARING

       In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments years ended October 31, 2000 and 1999, due to tax losses in those years. The Company's expense was $2,098 for the year ended October 31, 1998.

       In addition, the Company recorded the deferred workers' profit sharing asset of $2,094 and $1,104 at October 31, 2000 and 1999, respectively. The Company expects to recover the deferred workers' profit sharing asset through future reduction of workers' profit sharing payments.

15.    COMMITMENTS AND CONTINGENCIES

       INVESTMENT COMMITMENTS

       (a) According to the Contract described in Note 2, Doe Run Peru is obligated to expend $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru, as discussed below. In the event that Doe Run Peru has not fulfilled its obligations under the investment commitment by the end of October 23, 2002, it will be obligated to pay a penalty to Centromin equal to 30% of any shortfall. As of October 31, 2000, Centromin had approved qualifying expenditures through October 31, 1999 totaling approximately $58,400. The Company has submitted its expenditures for the year ended October 31, 2000, which are pending approval by Centromin. It is possible that these expenditures will not be accepted in their entirety as qualifying under the Contract, however management does not believe that any disallowed expenditures will affect the Doe Run Peru's ability to meet its commitment. Management plans to fund its commitments through future operating cash flows.

       (b) According to the Contract of Guarantees and Measures to Promote Investments mentioned in Note 13(b), (as modified on December 21,
              1999) Doe Run Peru has committed to performing certain economic expansion projects by December 31, 2006, in order to provide tax stability from January 1, 2007 through December 31, 2022. Doe Run Peru expects to spend $93,761 to

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


              expand and modernize its facilities, including environmental expenditures. To the extent the related investments are made before October 23, 2002, they can also be considered as part of the $120,000 investment discussed in the above paragraph. Through October 31, 2000, Doe Run Peru has invested approximately $26,273.

              On October 2, 2000 the Company requested to the Energy and Mines Minister a partial modification to the referred contract in above paragraph, adding to and deleting certain previously approved projects, increasing the anticipated costs from $93,761 to $105,587 through December 31, 2006. Up to date, the approval of this request is pending.

       ENVIRONMENTAL MATTERS

       Doe Run Peru submitted to and received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum applicable limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). The required amount of annual investment must not be less than one percent of annual sales. Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of the PAMA.

       Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

      -  New sulfuric acid plants
      -  Treatment plant for the copper refinery effluent
      -  Industrial waste water treatment plant for the smelter and refinery
      -  Improve Huanchan lead and copper slag deposits
      -  Build an arsenic trioxide deposit
      -  Management and disposal of lead and copper slag wastes
      -  Domestic waste water treatment and domestic waste disposal

      Through October 31, 2000, the Company had spent approximately $18,600 on projects under the La Oroya PAMA.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       Annual spending on a calendar year basis approved in the La Oroya PAMA is as follows:

                                                Estimated
                       Year                       Cost
                      ------                    ---------

                       2001                       13,800
                       2002                       14,300
                       2003                       13,180
                       2004                       30,055
                       2005                       34,790
                       2006                       42,040
                                                --------
                                                $148,165
                                                ========

       The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $190,000 for this period. Doe Run Peru has requested permission from the MEM to change certain PAMA projects and the timing of their completion. However, there can be no assurance that the MEM will approve proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance.

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

       The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, sewage and garbage by mid-2002. The Company has spent approximately $8,300 under the PAMA as of October 31, 2000. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       The Company is delaying further spending on the tailing projects in the PAMA while tailings options, mine plans and cost estimates are reviewed. At this time, it is not possible to determine whether the MEM will allow the Company to amend its PAMA. Mine plans and costs could change if the MEM does not allow the Company to amend its PAMA.

       LITIGATION

       All existing and pending litigation at the time of the acquisition of Metaloroya was retained by Centromin. The Company is from time to time, a party to litigation arising in normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

       LETTERS OF CREDIT

       At October 31, 2000 the Company had outstanding standby letters of credit and customs bonds of $2,840 and $8,768, respectively, relating to concentrate and other purchases.

       SALES COMMITMENTS AND CONCENTRATION

       The Company has commitments to sell approximately 90%, 88%, 76%, 47% and 89% of its anticipated 2001 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

       Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru's three largest customers accounted for: 10%, 10% and 7%, respectively, of net sales in the year ended October 31, 2000, 8%, 8%, and 6%, respectively, of net sales in the year ended October 31, 1999 and 9%, 6%, and 5% for the year ended October 31, 1998. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

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

       The Company enters into futures contracts and options to manage well-defined commodity price risks related to its inventories and future production. The fair market value of the Company's hedging positions as of October 31, 2000 and 1999 is the difference between quoted prices at the respective period-end and the contract settlement value and represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the respective dates. To the extent that management has designated these contracts as hedges, the related gains and losses will be recognized in net sales when the related production is sold. These fair market values are exclusive of deferred option

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       premium income relating to these contracts of $575 and $282 at October 31, 2000 and 1999, respectively.

       The Company's open hedging positions as of October 31, 2000 were:
       (numbers not in thousands)

       SOLD/(PURCHASED) FUTURES CONTRACTS


                                                                     Fair market
         Metal       Quantity               Price range                 value           Period
       --------    -------------     --------------------------      -----------    ---------------
       Copper       (5,096) tons     $0.8140/lb. to $0.9072/lb.       $(682,619)    Nov 00 - Mar 01
       Zinc         (4,795) tons     $0.4967/lb. to $0.5053/lb.        $(99,674)    Nov 00 - Dec 00
       Silver      (175,000) oz.       $5.59/oz. to $5.70/oz.         $(217,975)    Nov 00

       SOLD/(PURCHASED) CALL OPTION CONTRACTS


                                                                     Fair market
         Metal       Quantity               Price range                 value           Period
       --------    -------------     --------------------------      ------------    ---------------
       Copper        8,848 tons      $0.8000/lb. to $0.9000 /lb.     $(1,100,385)    Nov 00 - Aug 01
       Zinc          1,102 tons      $0.5670/lb. to $0.5670/lb.          $(2,100)    Nov 00 - Mar 01
       Silver       150,000 oz.        $5.00/oz. to $5.10/oz.            $(4,200)    Nov 00 - Dec 00
       Gold           3,000 oz.      $285.00/oz. to $290.00/oz.          $(2,600)    Nov 00 - Dec 00

       SOLD/(PURCHASED) PUT OPTION CONTRACTS


                                                                     Fair market
         Metal       Quantity               Price range                 value           Period
       --------    -------------     --------------------------      -----------    ---------------
       Copper        1,261 tons      $0.8200/lb. to $0.8845 /lb.      $(275,000)    Nov 00 - Feb 01
       Zinc          3,197 tons      $0.4876/lb. to $0.4990/lb.        $(80,600)    Nov 00 - Mar 01
       Silver       200,000 oz.        $4.70/oz. to $4.85/oz.          $(22,500)    Nov 00 - Dec 00
       Gold           3,000 oz.      $270.00/oz. to $280.00/oz.        $(33,700)    Nov 00 - Dec 00

       The Company's open hedging positions as of October 31, 1999 were:
       (numbers not in thousands)

       SOLD CALL OPTION CONTRACTS


                                                                     Fair market
         Metal       Quantity               Price range                 value           Period
       --------    -------------     --------------------------      ------------    ---------------
       Copper        9,400 tons      $0.7800/lb. to $0.9200/lb.      $(1,213,975)    Nov 99 - Aug 00
       Lead            551 tons      $0.2495/lb. to $0.2495/lb.          $     -     Nov 99
       Silver       370,000 oz.        $5.51/oz. to $5.90/oz.           $(39,348)    Nov 99 - Dec 99

       PURCHASED PUT OPTION CONTRACTS


                                                                     Fair market
         Metal       Quantity               Price range                 value           Period
       --------    -------------     --------------------------      -----------    ---------------
       Copper       1,550 tons       $0.6600/lb. to $0.7600/lb.      $297,724       Nov 99 - Aug 00

       Sold put option contracts used by the Company to offset certain fixed price sales to customers do not meet the definition of a hedge, and the net mark to market adjustment related to these contracts was a loss of $242, for the year ended October 31, 2000. No net mark to market adjustments were required in the years ended October 31, 1999 and 1998.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       ZINC FERRITE DISPOSAL

       According to the Metaloroya Agreement (see Note 2), the Company was entitled to use the existing zinc ferrite disposal site until October 23, 2000. After this date, the Company could take ownership of this deposit or abandon it, create a new site, and remit to Centromin $7,200, the estimated cost of closure. On September 29, 2000, the Company decided to take ownership of this deposit. Therefore, it subscribed an agreement with Centromin for transferring to the Company the concessions (lands), including the zinc ferrite existing in the deposit. Pursuant to this contract, the transfer was effective as of October 22, 2000. The Company has accrued $7,200 for the closure costs and, although a plan for closure of the site has not been finalized, management believes that this reserve is adequate.

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 2000 and 1999, the fair values of the Company's financial instruments, except for the hedge positions described in Note 15, were not materially different from their carrying amounts.

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

       (b) On March 9, 1998, Doe Run Peru entered into a Technical, Managerial and Professional Agreement with Doe Run Mining. Pursuant to this agreement, Doe Run Mining provides to Doe Run Peru staffing and equipment for performing technical, managerial and professional services. Doe Run Peru pays 2% of Doe Run Peru's cash operating expenses (excluding the sales agency commissions to Doe Run Resources and Doe Run Mining) and 10% of Doe Run Peru's capital expenditures. The related expense was $11,780 and $10,145 for the years ended October 31, 2000 and 1999, respectively, and $5,800 for the period from March 9, 1998 to October 31, 1998. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal.

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

              On March 9, 1998, Doe Run Peru entered into an agreement with conditions similar to the above-described agreement. The amount expensed was $13,073 and $11,821 for the years ended

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


              October 31, 2000 and 1999, respectively, and $6,800 for the period from March 9, 1998 to October 31, 1998. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal.

       (d) On March 9, 1998, Doe Run Peru entered into a Domestic Sales Agency Agreement. Pursuant to the terms and conditions included in the agreement, Doe Run Mining agreed to perform marketing and selling of metallurgical products and trading. The commission is 3% of the domestic sales. The amount expensed was $1,593 and $2,018 for the years ended October 31, 2000 and 1999, respectively, and $2,300 for the period from March 9, 1998 to October 31, 1998. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal.

       In addition to the above described, the following balances relating to intercompany transactions were outstanding as of October 31, 2000 and 1999:

       (a) On October 23, 1997, Doe Run Peru granted to its shareholder, Doe Run Mining, a $125,000 loan which does not accrue interest and matures in October 23, 2002. This receivable is denominated in nuevos soles. The balance of $104,090 and $104,865 at October 31, 2000 and 1999, respectively, is recorded as a reduction of shareholders' equity. This loan is long term in nature and management anticipates that it will not be settled in the forseeable future. Accordingly, gains and losses on the loan are reported in the same manner as currency translation adjustments, as a component of shareholders' equity.

       (b) As of October 31, 2000 and 1999, the Company had a receivable from Doe Run Mining of $34,541 and $23,621, respectively, related to payments made on behalf of this entity (primarily, interest on loans and repayments of a revolving loan). The Company also had receivables from Doe Run Development S.A.C. of $126 and $122 at October 31, 2000 and 1999, respectively, related to payments made on behalf of this company in connection with its current operations.

              At October 31, 2000 and 1999 the Company had payables to Doe Run Mining S.R.L. of $0 and $19,897, respectively, primarily for the fees described above.

       (c) Doe Run Peru had payables to Doe Run Resources of $7,030 and $1,269 at October 31, 2000 and 1999, respectively, related to the fees described above, hedging activity and to payments made by Doe Run Resources on behalf of Doe Run Peru. These payables did not accrued interest.

              Included in Trade Accounts Receivable, the Company had balances due from Doe Run Resources for sales of refined metals of $0 and $67 at October 31, 2000 and 1999, respectively. Sales related to these accounts were $1,573, $2,898 and $2,632 for the years ended October 31, 2000, 1999 and 1998, respectively.

       As a result of these transactions, the Company had a due from and due to related parties of $34,667 and $7,030 at October 31, 2000 and $23,744 and $1,269 at October 31, 1999, respectively. These balances, except for trade receivables, are shown separately in the combined balance sheets.

       Doe Run Cayman and its wholly-owned subsidiary, Doe Run Mining, and Doe Run Peru have jointly and severally, fully, unconditionally guaranteed $200,000 11.25% senior notes due 2005 and $55,000 floating interest rate senior notes due 2003, issued by Doe Run Resources (collectively, the Unsecured

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


       Notes). Additionally, the above-referred companies together with their subsidiaries have jointly and severally, fully, unconditionally guaranteed $50,000 aggregate principal amount of 11.25% senior Secured Notes due 2005, issued by Doe Run Resources (the Secured Notes).

       The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 11.

       The Secured Notes and the Unsecured Notes contain certain covenants that limit the ability of Doe Run Peru and its subsidiary to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur lines, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run Resources and its subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The Company is in compliance with these covenants as of October 31, 2000.

18.    GEOGRAPHIC DATA

       The following is an analysis of net sales by country of destination:

                                                2000              1999              1998
                                            -----------        -----------      -----------
       USA                                     $154,911          $159,506          $148,870
       Peru                                      56,126            68,333           120,455
       Brazil                                    59,555            50,184            40,086
       England                                   48,982            37,379             9,165
       Japan                                     67,918            29,183            24,955
       India                                      5,054            28,864            10,426
       Other                                    100,240            91,183           104,334
                                            -----------        -----------      -----------
          Total sales                          $492,786          $464,632          $458,291

       Less:
          Sales expense, net                      5,138             4,300             5,660
                                            -----------       -----------      ------------
          Total net sales                      $487,648          $460,332          $452,631
                                            ===========       ===========      ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company:

NAME                                AGE                                POSITION
----                                ---                                --------
Ira Leon Rennert..................  66  Chairman and sole Director of the Company, Doe Run Cayman and FPI
Jeffrey L. Zelms..................  56  Vice Chairman, President and Chief Executive Officer of the Company
                                        and President of Doe Run Cayman
Marvin K. Kaiser..................  59  Vice President and Chief Financial Officer of the Company and FPI,
                                        Vice President of Doe Run Cayman and Finance Manager of Doe Run
                                        Mining and Doe Run Peru
Richard L. Amistadi...............  56  Vice President Sales and Marketing of the Company
Kenneth R. Buckley................  62  Vice President of the Company and General Manager of Doe Run Mining,
                                        Doe Run Peru and Cobriza
John E. FitzSimmons...............  55  Vice President Primary Smelting
Jerry L. Pyatt....................  45  Vice President Secondary Smelting of the Company, President FPI
Juan Carlos Huyhua, Ph.D..........  48  Operations Manager of Doe Run Peru

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

         Juan Carlos Huyhua, Ph. D., has been Operations Manager of Doe Run Peru since October 1997. From January 1995 to June 1997, Dr. Huyhua was Chief Operating Officer of Centromin. Dr. Huyhua has served in various capacities for Centromin since 1978, including as Assistant General Manager--Metallurgical Operations, General Superintendent--Smelting and Refining Department and Manager--Metallurgical Operations. Dr. Huyhua received his doctorate in Extractive Metallurgy from the New Mexico Institute of Mining and Technology in 1989.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities:

                                            SUMMARY COMPENSATION TABLE

                                                                                     LTIP
                                                                                  PAYOUTS(b)
                                                                  ANNUAL            PAYOUTS
                                                   FISCAL     COMPENSATION(a)      LONG-TERM        ALL OTHER
      NAME AND POSITION                             YEAR     SALARY      BONUS    COMPENSATION    COMPENSATION
      -----------------                             ----     ------      -----    ------------   --------------
                                                                                                       (c)
                                                                                                       ---
Ira Leon Rennert(d)                                 2000        --        --           --          $2,400,000
   Chairman of the Board and sole Director          1999        --        --           --           2,400,000
                                                    1998        --        --           --           4,311,004
--------------------------------------------------------------------------------------------------------------
Jeffrey L. Zelms                                    2000     $500,000  $400,000        --             121,463
   Vice Chairman, President and Chief               1999      253,821   450,000        --              68,401
    Executive Officer                               1998      251,952   450,000       $125,000         33,042
--------------------------------------------------------------------------------------------------------------
Marvin K. Kaiser                                    2000      240,000    80,000        --              41,796
    Vice President and Chief Financial Officer      1999      195,000    80,000        --              38,851
                                                    1998      187,200   180,000         25,000         18,558
--------------------------------------------------------------------------------------------------------------
Richard L. Amistadi                                 2000      213,000    75,000        --              38,763
    Vice President Sales and Marketing              1999      187,500    75,000        --              37,517
                                                    1998      180,000    75,000         37,500         17,471
--------------------------------------------------------------------------------------------------------------
Kenneth R. Buckley                                  2000      200,000   158,333        --             124,762
    Vice President                                  1999      185,400   155,900        --             124,219
                                                    1998      186,398   225,000         12,500        120,356
--------------------------------------------------------------------------------------------------------------
John E. FitzSimmons                                 2000      162,631    80,000        --              18,200
     Vice President Primary Smelting                1999      149,435    80,000        --              27,402
                                                    1998      142,248    80,000        --              22,600

---------------

(a) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus for any named executive officer.

(b) The amounts shown as "LTIP Payouts" in the table for each named executive officer represent contractual payments under such officer's net worth appreciation agreements. See "Net Worth Appreciation Agreements."

(c) The amounts shown as "All Other Compensation" in the table for fiscal 2000 for each named executive officer, except Mr. Rennert, represent payments to Messrs. Zelms, Kaiser, Amistadi, Boyer, Buckley and FitzSimmons under the gainsharing and profit sharing plans of $66,299, $36,996, $33,963, $25,494 and $13,400, respectively, auto allowance of
         $40,140 for Mr. Zelms and $4,800 of for Messrs. Kaiser, Amistadi and FitzSimmons, $15,024 of life insurance premiums and medical expenses for Mr. Zelms and $99,268 of expatriate compensation for Mr. Buckley.

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

                                                             ACCUMULATED
                                                                AS OF
                                      NET WORTH              OCTOBER 31,
                                     PERCENTAGE   BASE DATE    2000(a)
                                     ----------   ---------    -------
  Jeffrey L. Zelms..................     5.0%       4/7/94     $    -
  Marvin K. Kaiser..................     1.0        4/7/94          -
  Richard L. Amistadi...............     1.5        4/7/94          -
  Kenneth R. Buckley................     0.5        4/7/94          -
  Kenneth R. Buckley - Peru Credit..     1.0(b)   10/23/97      251,420
  John E. FitzSimmons...............     1.0        4/7/94          -

-----------

(a) Represents the gross aggregate amount that each participant is entitled to receive as of October 31, 2000, subject to the vesting terms of the applicable agreement.

(b)      Peru credit for Mr. Buckley vested 100% on October 23, 2000.

         The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements.

RETIREMENT PLANS
         The following table shows the estimated amount of annual retirement income (calculated as a straight life annuity benefit) payable to employees under The Doe Run Resources Corporation Retirement Plan for Salaried Employees(the Plan), supplemented by the Doe Run Resources Corporation Supplemental Employee Retirement Plan (SERP). The SERP is a non-qualified plan under which any benefits not payable from Plan assets by reason of the limitations imposed by the Internal Revenue Code of 1986, as amended (the Code) are paid by the Company. The benefits paid are not subject to any deduction for Social Security or other offset amount.

                                 PENSION PLAN TABLE

                             Approximate Annual Retirement Benefits
                ---------------------------------------------------------------
 Final Average  15 Years of  20 Years of  25 Years of  30 Years of  35 Years of
 Compensation     Service      Service      Service      Service      Service
 -------------  -----------  -----------  -----------  -----------  -----------
     $ 125,000    $ 28,125     $ 37,500    $  46,875     $ 56,250     $ 65,625
       150,000      33,750       45,000       56,250       67,500       78,750
       175,000      39,375       52,500       65,625       78,750       91,875
       200,000      45,000       60,000       75,000       90,000      105,000
       225,000      50,625       67,500       84,375      101,250      118,125
       250,000      56,250       75,000       93,750      112,500      131,250
       300,000      67,500       90,000      112,500      135,000      157,500
       400,000      90,000      120,000      150,000      180,000      210,000
       450,000     101,250      135,000      168,750      202,500      236,250
       500,000     112,500      150,000      187,500      225,000      262,500
       600,000     135,000      180,000      225,000      270,000      315,000
       700,000     157,500      210,000      262,500      315,000      367,500
       800,000     180,000      240,000      300,000      360,000      420,000
       900,000     202,500      270,000      337,500      405,000      472,500
     1,000,000     225,000      300,000      375,000      450,000      525,000

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

         As of December 31, 2000, the following officers had completed the number of years of service indicated opposite their names: Jeffrey L. Zelms, 32 years; Marvin K. Kaiser, 7 years; Richard L. Amistadi, 32 years; Kenneth R. Buckley, 23 years; John E. FitzSimmons, 34 years. Covered compensation under the Plan for the year ended October 31, 2000 did not differ by more than 10% from the compensation disclosed in the Summary Compensation Table.


EMPLOYMENT AGREEMENTS

         The named executive officers are parties to employment agreements with the Company which expire October 31, 2001, except for Mr. Buckley's, which expires December 31, 2001. The agreements are automatically renewable for additional one-year terms, unless either party gives written notice at least three months of the respective renewal dates. Pursuant to the terms of these agreements compensation is composed of: 1) a base annual salary, 2) a year-end bonus of not less than $50,000 nor more than $100,000 for Mr. Zelms, not less than $30,000 nor more than $60,000 for each of the other named executive officers, as may be determined by the Company in its sole discretion and 3) such additional amounts, if any, as the sole Director may determine from time to time in his discretion.

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


Name                                                                              Number
----                                                                                of     Percent
                                                                                  Shares   -------
                                                                                  ------
The Renco Group, Inc.(a)(b)......................................................   1,000   100.0%
DR Acquisition Corp.(a)..........................................................   1,000   100.0
Ira Leon Rennert(a)(c)...........................................................   1,000   100.0
Jeffrey L. Zelms.................................................................    --      --
Marvin K. Kaiser.................................................................    --      --
Richard L. Amistadi..............................................................    --      --
Kenneth R. Buckley...............................................................    --      --
John E. Fitzsimmons..............................................................    --      --
All directors and executive officers of the Company as a group (7 persons).......   1,000   100.0

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under a management consultant agreement, dated as of April 7, 1994, as amended (Management Consultant Agreement), between Renco and the Company, the Company pays an annual fee of $2.4 million to Renco. The Management Consultant Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2003 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. Management believes that the agreement will continue beyond October 31, 2003. In the year ended October 31, 2000, the Company paid management fees to Renco in the amount of $2.4 million. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

         To obtain the advantages of volume, Renco purchases certain insurance coverages for its subsidiaries, including the Company, and the cost of such insurance, without markup, is reimbursed by the covered subsidiaries. Currently, the major areas of insurance coverage obtained under the Renco programs for the Company's U.S. operations are property, business interruption and fidelity and for its Peruvian operations foreign general liability and fidelity. The premiums for property, business interruption, fidelity and foreign general liability (as applicable) are allocated by Renco to its covered subsidiaries, substantially as indicated in the underlying policies. Renco also purchases and administers certain insurance policies exclusively for the Company's U.S. operations, including fiduciary, general and product liability, workers' compensation, political risk, automobile liability, and casualty umbrella, and for its Peruvian operations, including property, business interruption, general and product liability, workers' compensation, automobile liability and casualty umbrella. The cost of such insurance, without markup, is reimbursed by the Company as incurred. The total insurance cost reimbursed under the Renco insurance programs in fiscal 2000 was approximately $5.3 million, of which Doe Run financed $.9 million directly with insurance premium finance companies. The Company believes that its insurance costs were less than would have been incurred had the respective insurance been obtained directly.

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

                                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  Documents filed as part of this Form 10-K:

         1.  FINANCIAL STATEMENTS (included in Part II, Item 8):                                         PAGE #
                                                                                                        --------
             a) The Doe Run Resources Corporation
                 Independent Auditors' Report                                                               25
                 Consolidated Balance Sheets - October 31, 2000 and 1999                                    26
                 Consolidated Statements of Operations - Years ended October 31, 2000,
                    1999 and 1998                                                                           27
                 Consolidated Statements of Comprehensive Income and Shareholders'
                    Equity - Years ended October 31, 1999, 1998 and 1997                                    28
                 Consolidated Statements of Cash Flows - Years ended October 31, 2000,
                    1999 and 1998                                                                           29
                 Notes to Consolidated Financial Statements                                              30-62

             b) Doe Run Peru S.R.L
                 Independent Auditors' Report                                                               63
                 Report of Independent Accountants                                                          64
                 Balance Sheets - October 31, 2000 and 1999                                                 65
                 Combined Statements of Operations - Years ended October 31, 2000,
                    1999 and 1998                                                                           66
                 Combined Statements of Shareholders' Equity - Years ended
                    October 31, 2000, 1999 and 1998                                                         67
                 Combined Statements of Cash Flows - Years ended October 31, 2000,
                    1999 and 1998                                                                           68
                 Notes to Combined Financial Statements                                                  69-87




         2.  FINANCIAL STATEMENT SCHEDULES  (included in Part IV):

             Independent Auditor's Report                                                                   95
             Schedule II        Valuation and Qualifying Accounts                                           96

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Doe Run Resources Corporation and Subsidiaries:

Under date of December 14, 2000, except as to note 9 which is as of January 26, 2001, we reported on the consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income and shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 2000, which are included in the report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                            (signed) KPMG LLP

December 14, 2000, except as to note 9
which is as of January 26, 2001

                                                                                                             Schedule II
                                                                                                             -----------

                                     THE DOE RUN RESOURCES CORPORATION

                                     Valuation and Qualifying Accounts

                                Years ended October 31, 2000, 1999 and 1998

                                           (dollars in thousands)


                                                                              Additions     Deductions -
                                                                Balance at   charged to      write-offs
                                                                 beginning    costs and        against      Balance at
                                                                  of year     expenses        allowance     end of year
                                                                -----------  -----------    -------------   -----------
Year ended October 31, 2000:
       Applied against asset accounts:
       Allowance for doubtful accounts                          $    675          16              548            143
       Allowance for inventory obsolescence                     $  4,300         437              265          4,472
Year ended October 31, 1999:
       Applied against asset accounts:
       Allowance for doubtful accounts                          $    876         103              304            675
       Allowance for inventory obsolescence                     $  4,559          66              325          4,300
Year ended October 31, 1998:
       Applied against asset accounts:
       Allowance for doubtful accounts                          $    729         147                -            876
       Allowance for inventory obsolescence                     $  4,977         124              542          4,559

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


                          THE DOE RUN RESOURCES CORPORATION
                          (Registrant)


                  By:                     /s/ Jeffrey L. Zelms
                          ------------------------------------------------------
                                             Jeffrey L. Zelms
                            Vice Chairman, President and Chief Executive Officer

                                             January 29, 2001
                          ------------------------------------------------------
                                                 (Date)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Ira Leon Rennert
     Chairman of the Board and Director                             /s/ Ira Leon Rennert               January 29, 2001
                                                              -----------------------------------    --------------------
                                                                         Signature                           Date

     Jeffrey L. Zelms
     Vice Chairman, President and Chief Executive Officer
     (principal executive officer)                                  /s/ Jeffrey L. Zelms               January 29, 2001
                                                              -----------------------------------    --------------------
                                                                         Signature                           Date


     Marvin K. Kaiser
     Vice President and Chief Financial Officer
     (principal financial and accounting officer)                   /s/ Marvin K. Kaiser               January 29, 2001
                                                              -----------------------------------    --------------------
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

                                                EXHIBIT INDEX


  EXHIBIT                            DESCRIPTION
    NO.                              -----------
    ---

     3.1  Certificate of Incorporation of Doe Run.(1)
     3.2  Amended and Restated By-laws of Doe Run.(1)
     3.3  Certificate of Incorporation of FPI.(1)
     3.4  Bylaws of FPI.(1)
     3.5  Certificate of Incorporation of Doe Run Cayman.(1)
     3.6  Memorandum and Articles of Association of Doe Run Cayman.(1)
     3.7  Constitucion de Sociedad Comercial de Responsibilidad Limitada de Doe
          Run Mining (with English translation).(1)
     3.8  Constitucion de Sociedad Comercial de Responsibilidad Limitada de Doe
          Run Peru (with English translation).(1)
   3.9.1  Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run Air
          (with English translation).(3)
   3.9.2  Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
          Development (with English translation).(3)
   3.9.3  Modificacion Total de Estatuto Social, Designacion de membros de
          Directorio, Nombramiento de Gerente General, Nombriento de Apoderados
          Especiales y Otorgamiento de Poderes Especiales de Cobriza (with
          English translation).(3)
     3.10 Certificate of Formation of DRLH. (3)
     3.11 Limited Liability Company Agreement of DRLH. (3)
    4.1.1 Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run Peru, as
          guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 1/4% Senior Notes due 2005, Series A, Floating
          Interest Rate Senior Notes due 2003, Series A, 11 1/4% Senior Notes due
          2005, Series B and Floating Interest Rate Senior Notes due 2003,
          Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(1)
    4.1.2 First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
          Peru, Doe Run Air and Doe Run Development, as guarantors, and State
          Street Bank and Trust Company, as trustee, supplementing the
          Indenture, dated as of March 12, 1998.(2)
    4.1.3 Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
          Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and
          State Street Bank and Trust Company, as trustee, supplementing the
          Indenture, dated as of March 12, 1998.(3)
    4.1.4 Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
          Peru, Doe Run Air, Doe Run Development, Cobriza and DR Land Holdings,
          LLC ("DRLH"), as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.
          (3)
    4.2.1 Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air
          and Doe Run Development, as guarantors, and State Street Bank and
          Trust Company, as trustee, relating to the 11 1/4% Senior Secured Notes due 2005, Series A and 11 1/4% Senior Secured Notes due 2005, Series B
          and the Guarantees thereof (containing, as exhibits, specimens of the
          Notes and the Guarantees).(2)
    4.2.2 First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
          Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and
          State Street Bank and Trust Company, as trustee, supplementing the
          Indenture, dated as of September 1, 1998.(3)
    4.2.3 Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
          Peru, Doe Run Air, Doe Run Development, Cobriza and DRLH, as
          guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)
    4.2.4 Pledge Agreement, dated as of January 15, 1999, by Doe Run to State
          Street Bank and Trust Company. (3)
      4.4 Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe
          Run Air, Doe Run Development and Jefferies & Company, Inc., relating to the 11 1/4% Senior Secured Notes due 2005.(2)
   10.1.1 Employment Agreement, dated as of April 7, 1994, between The Doe Run
          Resources Corporation and Jeffrey




          L. Zelms.(1)
   10.1.2 Employment Agreement, dated as of April 7, 1994, between The Doe Run
          Resources Corporation and Marvin K. Kaiser.(1)
   10.1.3 Employment Agreement, dated as of April 7, 1994, between The Doe Run
          Resources Corporation and Richard L. Amistadi.(1)
   10.1.4 Employment Agreement, dated as of April 7, 1994, between The Doe Run
          Resources Corporation and John E. FitzSimmons.(6)
   10.1.5 Employment Agreement, dated as of April 7, 1994, as amended, between
          The Doe Run Resources Corporation and Kenneth R. Buckley.(1)
   10.2.1 Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Jeffrey L.
          Zelms.(1)
   10.2.2 Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Marvin K.
          Kaiser.(1)
   10.2.3 Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Richard L.
          Amistadi.(1)
   10.2.4 Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and John E.
          FitzSimmons.(6)
   10.2.5 Net Worth Appreciation Agreement, dated as of January 15, 1999, as amended, between The Doe Run Resources Corporation and Kenneth R.
          Buckley.(6)
   10.2.6 Form of second amendment to net worth appreciation agreements dated
          January 15, 1999 (Amendments to Exhibits 10.1.1-10.1.4). (6)
     10.3 The Doe Run Resources Corporation Supplemental Employee Retirement
          Plan.(1)
     10.4 The Doe Run Company Executive Tax Services Plan.(1)
   10.5.1 Loan and Security Agreement, dated March 12, 1998, by and among Doe
          Run, FPI and Congress Financial Corporation.(1)
   10.5.2 Amendment No. 1 to Loan and Security Agreement, dated September 1,
          1998, among Doe Run, FPI and Congress Financial Corporation. (2)
   10.5.3 Amendment No. 2 to Loan and Security Agreement, dated January 13,
          1999, by and among Doe Run, FPI and Congress Financial Corporation.
          (3)
   10.5.4 Guarantee, dated January 13, 1999, between DRLH and Congress
          Financial Corporation. (3)
   10.5.5 Amendment No. 3 to Loan and Security Agreement dated February 1,
          1999 by and among the Doe Run Resources Corporation, Fabricated
          Products, Inc. and Congress Financial Corporation (4) Ex. 10.1
   10.5.6 Amendment No. 4 to Loan and Security Agreement dated June 11, 1999 by and among the Doe Run Resources Corporation, Fabricated Products,
          Inc. and Congress Financial Corporation (5) Ex 10.3
   10.5.7 Amendment No. 5 to Loan and Security Agreement dated June 11, 1999 by and among the Doe Run Resources Corporation, Fabricated Products,
          Inc. and Congress Financial Corporation (8)
     10.6 Contrato de Transferencia de Acciones, Aumento del Capital Social y
          Suscripcion de Acciones de La Empresa Metalurgica La Oroya S.A.
          (Contract of Stock Transfer, Capital Increase and Stock Subscription)
          (with English translation).(1)
     10.7 Programa de Adecuacion y Manejo Ambiental (Environmental Remedy and
          Management Program) (with English translation).(1)
   10.8.1 Convenio de Estabilidad Juridica Entre el Estado y La Empresa
          Metalurgica La Oroya S.A. (Legal Stability Agreement between the State and Empresa Metalurgica La Oroya S.A.) (with English translation).(1)
   10.8.2 Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
          (Legal Stability Agreement with Doe Run MiningCommission for Foreign
          Investments and Technologies) (with English translation).(1)
   10.8.3 Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
          (Legal Stability Agreement with Doe Run MiningMinistry of Energy and
          Mines) (with English translation).(1)
   10.8.4 Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda. (Legal
          Stability Agreement with Doe Run PeruMinister of Energy and Mines)
          (with English translation).(1)
   10.8.5 Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda. (Legal
          Stability Agreement with Doe Run PeruVice Minister of Mines) (with
          English translation).(1)
   10.8.6 Convenio de Estabilidad Juridica con Doe Run Cayman Ltd. (Legal
          Stability Agreement with Doe Run CaymanCommission for Foreign
          Investments and Technologies) (with English translation).(1)
   10.8.7 Remite Contrato de Estabilidad Administrativa Ambiental
          (Environmental Stability Agreement) (with English translation).(1)
   10.9.1 Contrato de Linea de Credito en Moneda Extranjero (Contract for a
          Line of Credit in Foreign Currency), dated




          June 11, 1998, between Banco de Credito del Peru and Doe Run Peru
          (with English translation).(1)
   10.9.2 Modificacion al Contrato de Linea de Credito en Moneda Extranjera y al Contrato de Afectacion en Garantia de Pagos y/o Cobranzas y de
          Cuentas Cobranza (amendment to the Contract for Line of Credit in
          Foreign Currency and Collection Account Agreement, dated as of October
          6, 1998, between Banco de Credito del Peru and Doe Run Peru S.R.L.
          (English translation to be filed by amendment).(3)
   10.9.3 Amendments to Contract for a Line of Credit in Foreign Currency, dated June 11, 1998 (with English translation) (7) Ex. 10.1.1
    10.10 Contrato de Afectacion en Garantia de Pagos y/o Cobranzas y de
          Cuentas Cobranza (Collection Account Agreement), dated June 11, 1998, between Banco de Credito del Peru and Doe Run Peru (with English translation).(1)
    10.11 Contrato de Prenda de Minerales (Ore Collateral Agreement), dated
          June 11, 1998, between Banco de Credito del Peru and Doe Run Peru
          (with English translation).(1)
    10.12 Security Agreement, dated as of September 1, 1998, by Doe Run in favor of State Street Bank and Trust Company, as trustee and collateral agent.(2)
    10.13 Intercreditor Agreement, dated as of September 1, 1998, between State
          Street Bank and Trust Company, as note trustee, and Congress Financial
          Corporation, as lender.(2)
    10.14 Management Consulting Agreement, dated as of April 17, 1994, as amended, between The Renco Group, Inc. and The Doe Run Resources
          Corporation.(3)
    10.15 Financial leasing dated January 20, 1999 entered into by and between Credito Leasing S.A. and Banco de Credito del Peru as party of the first part and Doe Run Peru S.R.L. as party of the second part
          (English) (5) Ex. 10.1
    10.16 Unconditional Guarantee dated June 11,1999 by and among the Doe Run
          Resources Corporation, Boeing Capital Corporation and First Security
          Bank, N.A. (5) Ex 10.2.1
    10.17 Promissory Note dated July 6, 1999 by and among Boeing Capital
          Corporation and First Security Bank, N.A. (5) Ex 10.2.2
    10.18 Loan and Security Agreement dated June 11, 1999 by and among Boeing
          Capital Corporation and First Security Bank, N.A. (5) Ex 10.2.3
       21 List of Subsidiaries of Registrant. (3)

   -----------------------------------------------------------------------------

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

(6) Incorporated by reference to the exhibit number in Form 10K filed January 26, 2000.

(7) Incorporated by reference to the exhibit number in Form 10Q filed June 8, 2000.

(8)      Filed with this Form 10K.