Form 10-Q
period 2001-01-31
DOE RUN RESOURCES CORP
filed 2001-03-16
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JANUARY 31, 2001
                                       Or

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 333-66291


                       THE DOE RUN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

                NEW YORK                             13-1255630
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)


           1801 PARK 270 DRIVE, SUITE 300                   63146
                ST. LOUIS, MISSOURI
     (Address of principal executive offices)            (Zip Code)


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

                                                               / / YES   /X/  NO

Number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 2001:

COMMON STOCK, $.10 PAR VALUE                       1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                                Page No.
                                                                                --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets
  January 31, 2001 and October 31, 2000                                          3

Condensed Consolidated Statements of Operations
  three months ended January 31, 2001 and 2000                                   4

Consolidated Statements of Comprehensive Income
  three months ended January 31, 2001 and 2000                                   5

Condensed Consolidated Statements of Cash Flows
  three months ended January 31, 2001 and 2000                                   6

Notes to Consolidated Financial Statements                                      7-22

                               DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
  January 31, 2001 and October 31, 2000                                          23

Condensed Consolidated Statements of Operations
  three months ended January 31, 2001 and 2000                                   24

Condensed Consolidated Statements of Cash Flows
  three months ended January 31, 2001 and 2000                                   25

Notes to Condensed Consolidated Financial Statements                            26-28

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                29-37
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK                                                                      37

PART II.  OTHER INFORMATION.
ITEM 1.  LEGAL PROCEEDINGS                                                       37

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  EXHIBITS                                                                    37

SIGNATURES                                                                       38


                        THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           JANUARY 31,        OCTOBER 31,
                                                                              2001               2000
                                                                           -----------        -----------
                                                                           (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                                                   $   4,875          $   8,295
    Trade accounts receivable, net of allowance for
       doubtful accounts                                                      76,525             77,018
    Inventories                                                              122,112            118,726
    Prepaid expenses and other current assets                                 39,716             40,250
    Net deferred tax assets                                                    3,096              2,592
                                                                           ---------          ---------
       Total current assets                                                  246,324            246,881

Property, plant and equipment, net                                           274,801            275,514
Special term deposit                                                         125,000            125,000
Net deferred tax assets                                                        4,791              4,598
Other noncurrent assets, net                                                  12,198             12,952
                                                                           ---------          ---------
       Total assets                                                        $ 663,114          $ 664,945
                                                                           =========          =========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
    Short-term borrowings and current maturities of long-term debt         $  13,122          $  14,824
    Accounts payable                                                          52,863             53,424
    Accrued liabilities                                                       59,361             50,789
                                                                           ---------          ---------
       Total current liabilities                                             125,346            119,037

Long-term debt, less current maturities                                      508,102            498,686
Other noncurrent liabilities                                                  53,220             54,136
                                                                           ---------          ---------
       Total liabilities                                                     686,668            671,859

Shareholder's deficit:

    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                  --                 --
    Additional paid-in capital                                                 5,238              5,238
    Retained deficit                                                         (28,177)           (10,947)
    Accumulated other comprehensive losses                                      (615)            (1,205)
                                                                           ---------          ---------
       Total shareholder's deficit                                           (23,554)            (6,914)
                                                                           ---------          ---------
       Total liabilities and shareholder's deficit                         $ 663,114          $ 664,945
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

                        THE DOE RUN RESOURCES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                     ----------------------------
                                                                       2001               2000
                                                                     ---------          ---------
Net sales                                                            $ 187,225          $ 206,334

Costs and expenses:
      Cost of sales                                                    172,538            181,117
      Depletion, depreciation and amortization                           7,521              7,565
      Selling, general and administrative                                7,715              8,124
      Exploration                                                          417                600
      Unrealized gain on derivative financial instruments                  (56)                --
                                                                     ---------          ---------
        Total costs and expenses                                       188,135            197,406
                                                                     ---------          ---------
        Income (loss) from operations                                     (910)             8,928
Other income (expense):
      Interest expense                                                 (16,059)           (15,141)
      Interest income                                                    3,594              3,628
      Other, net                                                           336                431
                                                                     ---------          ---------
                                                                       (12,129)           (11,082)
                                                                     ---------          ---------
        Loss before income tax expense and cumulative
           effect of change in accounting principle                    (13,039)            (2,154)

Income tax expense                                                         417                119
                                                                     ---------          ---------
        Loss before cumulative effect of change
           in accounting principle                                     (13,456)            (2,273)
        Cumulative effect of change in accounting principle,
           net of income tax benefit                                    (3,774)                --
                                                                     ---------          ---------
                  Net loss                                           $ (17,230)         $  (2,273)
                                                                     =========          =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                            --------------------------
                                                              2001              2000
                                                            --------          --------
Net loss                                                    $(17,230)         $ (2,273)
Unrealized gain on derivative financial instruments              590                --
                                                            --------          --------
      Comprehensive loss                                    $(16,640)         $ (2,273)
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

                        THE DOE RUN RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                              --------------------------
                                                                                2001              2000
                                                                              --------          --------
Cash flows from operating activities:
    Net loss                                                                  $(17,230)         $ (2,273)
    Cumulative effect of change in accounting principle                          4,254                --
    Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation, depletion and amortization                                 7,521             7,565
        Imputed interest and amortization of deferred financing costs              944               932
        Unrealized gain on derivative financial instruments                        (56)               --
        Deferred income taxes                                                     (697)             (586)
        Increase/(decrease) resulting from other changes in
            assets and liabilities:                                              1,533           (11,351)
                                                                              --------          --------
                 Net cash used in operating activities                          (3,731)           (5,713)

Cash flows from investing activities:
    Purchases of property, plant and equipment                                  (6,792)           (8,480)
                                                                              --------          --------
        Net cash used in investing activities                                   (6,792)           (8,480)

Cash flows from financing activities:
    Proceeds from revolving loans and
       short term borrowings, net                                                8,465             9,264
    Payments on long-term debt                                                    (987)             (883)
    Payment of deferred financing costs                                           (375)               --
                                                                              --------          --------
        Net cash provided by financing activities                                7,103             8,381
                                                                              --------          --------
        Net decrease in cash                                                    (3,420)           (5,812)

Cash at beginning of period                                                      8,295             9,886
                                                                              --------          --------
Cash at end of period                                                         $  4,875          $  4,074
                                                                              ========          ========
Supplemental disclosure of cash flow information -
    Cash paid during the period for:
       Interest, net of capitalized interest                                  $  2,625          $  1,879
                                                                              ========          ========
       Income taxes                                                           $    278          $    412
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

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2001 and results of operations for the three month periods ended January 31, 2001 and 2000. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

     Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the
     Financial Accounting Standards Board in June 1998, and amended by
     Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133, issued in June 2000 (collectively, FAS 133). Under FAS 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is changes in fair values, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is changes in cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

     The Company adopted FAS 133 as of November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of FAS 133 resulted in a net transition loss of $3,774, net of income tax benefit of $480, and a gain recorded in other comprehensive income of $70.

(3)  INVENTORIES

     Inventories consist of the following:

                                                 JANUARY 31,      OCTOBER 31,
                                                    2001             2000
                                                 -----------      ----------
     Finished metals and concentrates             $ 24,553         $ 20,408
     Metals and concentrates in process             57,821           57,391
     Materials, supplies and repair parts           39,738           40,927
                                                  --------         --------
                                                  $122,112         $118,726
                                                  ========         ========

     Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,603 and $4,472 at January 31, 2001 and October 31, 2000, respectively.

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(4)  DEBT

     On January 26, 2001, the Company entered into an amendment of its U.S. revolving credit facility. The amendment extends the term of the facility to January 15, 2003. In addition, the amendment includes changes to the net worth requirement, as well as the addition of a limitation on capital expenditures in the U.S. and requirements for earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). The Company was in compliance with all applicable covenants at January 31, 2001.

(5)  SEGMENT INFORMATION

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

                                                                THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                           ----------------------------
     OPERATING SEGMENTS - REVENUES                            2001              2000
                                                           ---------          ---------
     Revenues from external customers:
        Peruvian operations                                $ 111,275          $ 123,244
        Primary lead                                          51,190             58,193
        Secondary lead                                        18,083             14,937
        Fabricated products                                    5,759              6,738
                                                           ---------          ---------
                Total                                        186,307            203,112

     Revenues from other operating segments: (1)
        Peruvian operations                                       --              1,526
        Primary lead                                             575                569
        Secondary lead                                           207                195
        Fabricated products                                       --                 11
                                                           ---------          ---------
         Total                                                   782              2,301
                                                           ---------          ---------
         Total revenues for reportable segments              187,089            205,413
                Other revenues (2)                               918              3,222
                Intersegment eliminations                       (782)            (2,301)
                                                           ---------          ---------
                       Total consolidated revenues         $ 187,225          $ 206,334
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

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                                                               THREE MONTHS ENDED
     OPERATING SEGMENTS - EBITDA (EARNINGS BEFORE                  JANUARY 31,
       INTEREST, TAXES, AND DEPLETION, DEPRECIATION        --------------------------
            AND AMORTIZATION)                                2001              2000
                                                           --------          --------
     Peruvian operations                                   $  8,551          $ 12,772
     Primary lead                                            (2,369)            4,092
     Secondary lead                                           3,448             3,113
     Fabricated products                                        501               552
                                                           --------          --------
             Total reportable segments                       10,131            20,529
     Other revenues and expenses (3)                            634               893
     Corporate selling, general and administrative
      expenses                                               (3,864)           (4,424)
     Intersegment eliminations                                  (10)              (74)
                                                           --------          --------
             Consolidated EBITDA                              6,891            16,924
     Depreciation, depletion and amortization                (7,521)           (7,565)
     Interest income                                          3,594             3,628
     Interest expense                                       (16,059)          (15,141)
     Unrealized gain on derivatives                              56                --
                                                           --------          --------
             Loss before income taxes                      $(13,039)         $ (2,154)
                                                           ========          ========

     (3) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on closed hedge transactions, and adjustments necessary to state inventories at LIFO cost.

(6)  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

     A significant portion of the Company's sales contracts are priced based on an average London Metal Exchange (LME) or other exchange prices for the respective metal plus a negotiated premium. As such, the prices of the Company's products fluctuate due to factors in the market that are beyond the Company's control. These price changes expose the Company to variability in cash receipts. The purpose of the Company's price risk management program is to limit the Company's risk to acceptable levels, while enhancing revenue through the receipt of option premiums.

     The Company's price risk management program uses various derivative instruments in its attempt to mitigate commodity price risks. The Company uses purchased futures contracts as a fair value hedge of the change in fair value of inventory related to firm sales commitments with customers or as a cash flow hedge to lock in the price of lead purchases for its fabricated products subsidiary. In fair value hedges, the futures contracts are established at terms (quantities, prices and timing) that mirror those of the firm commitments. The Company uses sold futures contracts as a cash flow hedge to lock in the price of a portion of forecasted lead metal sales through September 2001 and to lock in the price of by-product sales whose prices are based on an average for a period after they are shipped.

     The Company routinely writes call options which, if exercised, will create sold futures contracts that will be designated as cash flow hedges of forecasted lead metal sales. The options generate premium income, which enhance revenues. The Company also uses futures contracts and options and combinations thereof to enhance revenue at contract prices that are acceptable to the Company, should the options be exercised. Because these instruments do not meet the requirements for hedge accounting under FAS 133, the changes in fair market value related to these instruments (including the time value portion), which reflect market prices and volatility at the balance sheet date, are recorded in results of operations, and are expected to increase the volatility of reported results.

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     The amount reflected in other income/(expense) relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

     The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of January 31, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

     The Company's open derivative financial instruments at January 31, 2001 were:

     SOLD (PURCHASED) FUTURES CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                   Fair Market
       Metal             Quantity             Price Range            Value                 Period
------------------   --------------   ------------------------     ----------        ------------------
Lead (Hedges)         (19,456) tons   $.2090/lb. to $.2270/lb.     $  298,784        Feb. 01 to Dec. 01
                       21,026  tons   $.2143/lb. to $.2380/lb.        334,055        Feb. 01 to Oct. 01
Lead (Other)           34,282  tons   $.2170/lb. to $.2330/lb.       (631,103)       Feb. 01 to May 01
Copper (Hedges)           413  tons          $.8670/lb.                27,900        Feb. 01 to Apr. 01
Copper (Other)          1,598  tons   $.7950/lb. to $.9060/lb.       (534,247)       Feb. 01 to Apr. 01
Zinc (Hedges)           2,480  tons          $.4990/lb.                48,732        Feb. 01 to Oct. 01
                       (3,968) tons          $.5050/lb.              (164,430)       Feb. 01 to Dec. 02
Zinc (Other)           (1,984) tons   $.5030/lb. to $.5260/lb.       (170,500)       Feb. 01 to June 01
Silver               (175,000) oz.    $5.695/oz. to $5.8055/oz.      (229,993)       Mar. 01


     SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                   Fair Market
       Metal             Quantity             Price Range            Value                 Period
------------------   --------------   ------------------------     ----------        ------------------
Copper                 15,099 tons    $.7800/lb. to $.9979/lb.     $  (893,407)      Feb. 01 to Oct. 01
Lead                  102,653 tons    $.2123/lb. to $.2404/lb.      (2,062,715)      Feb. 01 to Feb. 02
Zinc                   11,574 tons    $.4990/lb. to $.5488/lb.        (120,820)      Feb. 01 to Oct. 01
Silver                250,000 oz.            $4.85/oz.                 (42,957)      Feb. 01 to Apr. 01
Gold                    3,000 oz.     $280.00/oz. to $285.00/oz.        (2,847)      Feb. 01 to Mar. 01


     SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                   Fair Market
       Metal             Quantity             Price Range            Value                 Period
------------------   --------------   ------------------------     ----------        ------------------
Copper                  1,748 tons    $.8200/lb. to $.8845/lb.     $  (161,136)      Feb. 01 to Mar. 01
Lead                   35,645 tons    $.2123/lb. to $.2200/lb.        (236,086)      Feb. 01 to Dec. 01
Zinc                    5,622 tons    $.4835/lb. to $.5670/lb.        (288,998)      Feb. 01 to Aug. 01
Silver                200,000 oz.     $4.70/oz. to $4.85/oz.           (11,917)      Feb. 01 to Oct. 01
Gold                    3,000 oz.     $270.00/oz. to $280.00/oz.       (10,862)      Feb. 01 to Mar. 01

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     At January 31, 2001, the Company had recorded an asset of $1,504 and a liability of $6,357 related to the fair market values of these instruments. The Company also had recorded an asset of $66 for the fair value of firm commitments designated as the hedged item in fair value hedges. To affect these balances, the Company recorded the transition adjustment discussed in
     Note 2, a gain reflected in other income/expense of $56, and other comprehensive income of $590, net of the effect of balances of deferred option premiums and options at fair market value previously recorded on the balance sheet. The balance of $590 in comprehensive income will be recognized in earnings as the forecasted sales/purchases occur through December, 2001.

(7)  ENVIRONMENTAL AND LITIGATION MATTERS

     ENVIRONMENTAL

     The Company has recorded a liability of approximately $30,300 as of January 31, 2001, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

     The Company signed a voluntary Administrative Order of Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required after the study is completed. In addition, the Company has agreed to replace the soil in yards of private residences within a half-mile of the smelter. The estimated cost of this cleanup is approximately $800, to be performed in fiscal 2001 and the first part of 2002. The Company has also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. The EPA has not yet signed the AOC, and estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of soil testing.

     The Company, working with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission, has developed a new plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgement entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Of the remaining capital expenditures of approximately $11,000, approximately $6,500 will be spent in fiscal 2001. Additional review of the project requirements has resulted in a change in timing of the expenditures.

     The Company has received notice that it is a potentially responsible party
     (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of January 31, 2001 of approximately $9,800 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site; the remediation work required by the AOC has been substantially completed, and will be followed by revegetation and ongoing monitoring and maintenance activities.

     The Company has also signed AOC's to perform an Engineering Evaluation/Cost Analysis (EE/CA) on each of the Bonne Terre, National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. In addition, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion currently expected within two years. The Company has signed an order to conduct interim measures until the RI/FS is complete, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

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

     The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of January 31, 2001 of approximately $1,500 for corrective action and $2,600 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,400 as of January 31, 2001.

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

     -    Improve Huanchan lead and copper slag deposits

     -    Build an arsenic trioxide deposit

     -    Management and disposal of lead and copper slag wastes

     -    Domestic waste water treatment and domestic waste disposal

     Through January 31, 2001, the Company had spent approximately $20,600 on projects under the La Oroya PAMA.

     Annual spending on a calendar year basis as approved in the La Oroya PAMA, is as follows:

                                             Estimated
                    Year                        cost
                    ----                     ---------
                    2001                       13,800
                    2002                       14,300
                    2003                       13,180
                    2004                       30,055
                    2005                       34,790
                    2006                       42,040
                                              -------
                                              148,165
                                              =======

     The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $190,000 for the remaining term of the PAMA.
     Doe Run Peru has requested permission from the MEM to change certain PAMA projects and the timing of their completion. There can be no assurance that the MEM will approve the proposed changes to the PAMA or that implementation of the changes will not increase the cost of compliance.

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

     The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, sewage and garbage by mid-2002. The Company has spent approximately $8,300 under the PAMA as of January
     31, 2001. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. The Company is delaying further spending on the tailing projects in the PAMA while tailings options, mine plans and cost estimates are reviewed. At this time, it is not possible to determine whether the MEM will allow the Company to amend its PAMA. Mine plans and costs could change if the MEM does not allow the Company to amend its PAMA.

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

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES

     The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors) Doe Run Cayman Ltd. (Doe Run Cayman) and certain subsidiaries, Doe Run Mining S.R.L. and its subsidiaries Doe Run Development S.A.C. and Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Unsecured Notes and Secured Notes of the Company. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.. Intercompany transactions eliminated in consolidation consist of various service and agency fees between The Doe Run Resources Corporation and Doe Run Mining S.R.L, The Doe Run Resources Corporation and Doe Run Peru, and Doe Run Mining S.R.L and Doe Run Peru; and sales of metal to The Doe Run Resources Corporation by Doe Run Peru and to FPI by The Doe Run Resources Corporation.

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                     Condensed Consolidating Balance Sheet
                       As of January 31, 2001 (unaudited)

                                                The Company                  Doe Run
                                                 Excluding                    Cayman        Doe Run
                                                 Guarantor       Domestic   and Certain     Peru and                       The
                                                Subsidiaries    Guarantors  Subsidiaries  Subsidiaries   Eliminations    Company
                                                ------------    ----------  ------------  ------------   ------------   ---------
                                     ASSETS
Current assets:
  Cash                                            $      --     $      --     $      45     $   4,830     $      --     $   4,875
  Trade accounts receivable, net of
    allowance for doubtful accounts                  44,598         4,597            --        27,712          (382)       76,525
  Inventories                                        49,573         2,112            --        70,451           (24)      122,112
  Prepaid expenses and other current assets          11,301           422        (3,172)       31,165            --        39,716
  Net deferred tax assets                                --            --           (26)        3,122            --         3,096
  Due from subsidiaries                              18,744            --            --            --       (18,744)           --
  Due from parent                                        --            --            --        36,352       (36,352)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current assets                            124,216         7,131        (3,153)      173,632       (55,502)      246,324
Property, plant and equipment, net                  129,433         6,278            --       139,090            --       274,801
Special term deposit                                125,000            --            --            --            --       125,000
Net deferred tax assets                                  --            --            --         4,791            --         4,791
Other noncurrent assets, net                          9,529           182           186         2,301            --        12,198
Investment in subsidiaries                           25,243            --       198,307            --      (223,550)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total assets                                  $ 413,421     $  13,591     $ 195,340     $ 319,814     $(279,052)    $ 663,114
                                                  =========     =========     =========     =========     =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                  $     406     $      --     $   1,416     $  11,300     $      --     $  13,122
  Accounts payable                                   14,405         2,293            --        36,547          (382)       52,863
  Accrued liabilities                                35,384           332         5,686        17,959            --        59,361
  Due to subsidiaries                                    --            --        36,352            --       (36,352)           --
  Due to parent                                          --         9,095         1,827         7,822       (18,744)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current liabilities                        50,195        11,720        45,281        73,628       (55,478)      125,346
Long-term debt, less current maturities             342,599            --       125,000        40,503            --       508,102
Other noncurrent liabilities                         44,181         1,663            --         7,376            --        53,220
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities                               436,975        13,383       170,281       121,507       (55,478)      686,668
Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares
    authorized,issued, and outstanding                    0            --            --            --            --             0
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                  --             1            --            --            (1)           --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                   --            --         2,005            --        (2,005)           --
  Common stock, one nuevo sole par value,
    729,548,057 shares authorized, issued
    and outstanding                                      --            --            --       271,435      (271,435)           --
  Additional paid in capital                          5,238         1,205            --       (16,234)       15,029         5,238
  Due from parent                                        --            --            --      (103,446)      103,446            --
  Retained earnings (deficit) and accumulated
    other comprehensive loss                        (28,792)         (998)       23,054        46,552       (68,608)      (28,792)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit)            (23,554)          208        25,059       198,307      (223,574)      (23,554)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities and shareholders'
      equity (deficit)                            $ 413,421     $  13,591     $ 195,340     $ 319,814     $(279,052)    $ 663,114
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


                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 2000

                                                The Company                  Doe Run
                                                 Excluding                    Cayman        Doe Run
                                                 Guarantor       Domestic   and Certain     Peru and                       The
                                                Subsidiaries    Guarantors  Subsidiaries  Subsidiaries   Eliminations    Company
                                                ------------    ----------  ------------  ------------   ------------   ---------
                                     ASSETS
Current assets:
  Cash                                            $      --     $      --     $      45     $   8,250     $      --     $   8,295
  Trade accounts receivable, net of
    allowance for doubtful accounts                  48,745         3,197            --        25,425          (349)       77,018
  Inventories                                        49,388         1,988            --        67,364           (14)      118,726
  Prepaid expenses and other current assets           7,510           202        (2,176)       36,389        (1,675)       40,250
  Net deferred tax assets                                --            --           (34)        2,626            --         2,592
  Due from subsidiaries                              18,882            --            --            --       (18,882)           --
  Due from parent                                        --            --            --        34,667       (34,667)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current assets                            124,525         5,387        (2,165)      174,721       (55,587)      246,881
Property, plant and equipment, net                  130,822         6,657            --       138,035            --       275,514
Special term deposit                                125,000            --            --            --            --       125,000
Net deferred tax assets                                  --            --            --         4,598            --         4,598
Other noncurrent assets, net                         10,258           205           197         2,292            --        12,952
Investment in subsidiaries                           27,209            --       197,390            --      (224,599)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total assets                                  $ 417,814     $  12,249     $ 195,422     $ 319,646     $(280,186)    $ 664,945
                                                  =========     =========     =========     =========     =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                  $     396     $      --     $   1,382     $  13,046     $      --     $  14,824
  Accounts payable                                   19,043         2,011            --        32,719          (349)       53,424
  Accrued liabilities                                29,186           357         3,339        19,582        (1,675)       50,789
  Due to subsidiaries                                    --            --        34,667            --       (34,667)           --
  Due to parent                                          --         7,965         3,887         7,030       (18,882)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current liabilities                        48,625        10,333        43,275        72,377       (55,573)      119,037
Long-term debt, less current maturities             331,183            --       125,000        42,503            --       498,686
Other noncurrent liabilities                         44,920         1,840            --         7,376            --        54,136
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities                               424,728        12,173       168,275       122,256       (55,573)      671,859
Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                   0            --            --            --            --             0
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                  --             1            --            --            (1)           --
  Common stock, $1 par value, 2,005,000
    shares authorized, issued and outstanding            --            --         2,005            --        (2,005)           --
  Common stock, one nuevo sole par value,
    729,548,057 shares authorized, issued
    and outstanding                                      --            --            --       271,435      (271,435)           --
  Additional paid in capital                          5,238         1,205            --       (16,234)       15,029         5,238
  Due from parent                                        --            --            --      (104,090)      104,090            --
  Retained earnings (deficit) and
    accumulated other comprehensive loss            (12,152)       (1,130)       25,142        46,279       (70,291)      (12,152)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit)             (6,914)           76        27,147       197,390      (224,613)       (6,914)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities and shareholders'
      equity (deficit)                            $ 417,814     $  12,249     $ 195,422     $ 319,646     $(280,186)    $ 664,945
                                                  =========     =========     =========     =========     =========     =========


                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED)

                                                The Company                  Doe Run
                                                 Excluding                    Cayman        Doe Run
                                                 Guarantor      Domestic   and Certain     Peru and                       The
                                                Subsidiaries   Guarantors  Subsidiaries  Subsidiaries   Eliminations    Company
                                                ------------   ----------  ------------  ------------   ------------   ---------
Net sales                                        $  73,365     $   5,759     $   1,962     $ 111,275     $  (5,136)    $ 187,225

Costs and expenses:
  Cost of sales                                     69,242         4,844            --        99,224          (772)      172,538
  Depletion, depreciation and amortization           4,736           395            --         2,390            --         7,521
  Selling, general and administrative                3,865           409           810         6,985        (4,354)        7,715
  Exploration                                          417            --            --            --            --           417
  Unrealized (gain) loss on derivatives                743           (61)           --          (738)           --           (56)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses                        79,003         5,587           810       107,861        (5,126)      188,135
                                                 ---------     ---------     ---------     ---------     ---------     ---------

    Income (loss)from operations                    (5,638)          172         1,152         3,414           (10)         (910)

Other income (expense):
  Interest expense                                 (10,917)         (212)       (3,640)       (1,501)          211       (16,059)
  Interest income                                    3,742            --            --            63          (211)        3,594
  Other, net                                           402            (7)          (45)          (14)           --           336
  Equity in earnings of subsidiaries                (2,145)           --           917            --         1,228            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                    (8,918)         (219)       (2,768)       (1,452)        1,228       (12,129)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before income tax
      expense (benefit)                            (14,556)          (47)       (1,616)        1,962         1,218       (13,039)
    Income tax expense (benefit)                        25            --           472           (80)           --           417
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before cumulative effect
      of change in accounting principle            (14,581)          (47)       (2,088)        2,042         1,218       (13,456)
    Cumulative effect of change in accounting
      principle, net of income tax benefit          (2,649)           --            --        (1,125)           --        (3,774)
                                                 ---------     ---------     ---------     ---------     ---------     ---------

        Net income (loss)                        $ (17,230)    $     (47)    $  (2,088)    $     917     $   1,218     $ (17,230)
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

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)

                                              The Company                  Doe Run
                                               Excluding                    Cayman        Doe Run
                                               Guarantor     Domestic   and Certain     Peru and                       The
                                              Subsidiaries  Guarantors  Subsidiaries  Subsidiaries   Eliminations    Company
                                              ------------  ----------  ------------  ------------   ------------   ---------
Net sales                                     $  81,942     $   6,749     $   3,473     $ 124,770     $ (10,600)    $ 206,334

Costs and expenses:
  Cost of sales                                  68,804         5,911            --       108,630        (2,228)      181,117
  Depletion, depreciation and amortization        4,954           391            --         2,220            --         7,565
  Selling, general and administrative             4,423           282         2,495         9,223        (8,299)        8,124
  Exploration                                       600            --            --            --            --           600
                                              ---------     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses                     78,781         6,584         2,495       120,073       (10,527)      197,406
                                              ---------     ---------     ---------     ---------     ---------     ---------

    Income from operations                        3,161           165           978         4,697           (73)        8,928

Other income (expense):
  Interest expense                              (10,177)         (252)       (3,677)       (1,284)          249       (15,141)
  Interest income                                 3,785            --            --            92          (249)        3,628
  Other, net                                        385            (4)           (4)           54            --           431
  Equity in earnings of subsidiaries                790            --         4,141            --        (4,931)           --
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                                 (5,217)         (256)          460        (1,138)       (4,931)      (11,082)
                                              ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before income tax
      expense (benefit)                          (2,056)          (91)        1,438         3,559        (5,004)       (2,154)
    Income tax expense (benefit)                    217            --           484          (582)           --           119
                                              ---------     ---------     ---------     ---------     ---------     ---------

    Net income (loss)                         $  (2,273)    $     (91)    $     954     $   4,141     $  (5,004)    $  (2,273)
                                              =========     =========     =========     =========     =========     =========

                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 2001 (UNAUDITED)

                                              The Company                  Doe Run
                                               Excluding                    Cayman        Doe Run
                                                Guarantor     Domestic   and Certain     Peru and                  The
                                              Subsidiaries  Guarantors  Subsidiaries  Subsidiaries Eliminations   Company
                                              ------------  ----------  ------------  ------------ ------------  ---------
Net cash provided by (used in)
  operating activities                          $ (9,785)    $ (1,130)    $  1,292     $  4,664     $  1,228     $ (3,731)
Cash flows from investing activities:
  Purchases of property, plant and equipment      (3,347)          --           --       (3,445)          --       (6,792)
  Investment in subsidiaries                       2,145           --         (917)          --       (1,228)          --
                                                --------     --------     --------     --------     --------     --------
    Net cash used in investing activities         (1,202)          --         (917)      (3,445)      (1,228)      (6,792)
Cash flows from financing activities:
  Proceeds from (payments on) revolving
    loans and short-term borrowings, net          11,318           --           --       (2,853)          --        8,465
  Payments on long-term debt                         (94)          --           --         (893)          --         (987)
  Payment of deferred financing costs               (375)          --           --           --           --         (375)
    Loans with parent/subsidiaries                   138        1,130         (375)        (893)          --           --
                                                --------     --------     --------     --------     --------     --------
    Net cash provided by (used in)
      financing activities                        10,987        1,130         (375)      (4,639)          --        7,103
                                                --------     --------     --------     --------     --------     --------
    Net decrease in cash                              --           --           --       (3,420)          --       (3,420)

Cash at beginning of period                           --           --           45        8,250           --        8,295
                                                --------     --------     --------     --------     --------     --------
Cash at end of period                           $     --     $     --     $     45     $  4,830     $     --     $  4,875
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


                        THE DOE RUN RESOURCES CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 2000 (UNAUDITED)

                                               The Company                   Doe Run
                                                Excluding                     Cayman        Doe Run
                                                 Guarantor     Domestic    and Certain     Peru and                       The
                                               Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations     Company
                                               ------------   ----------   ------------  ------------  ------------    ---------
Cash flows from operating activities:
Net cash provided by (used in)
  operating activities                            $(4,327)      $  (318)      $ 4,701       $  (838)      $(4,931)      $(5,713)
Cash flows from investing activities:
  Purchases of property, plant and equipment       (1,614)          (18)           --        (6,848)           --        (8,480)
  Investment in subsidiaries                         (790)           --        (4,141)           --         4,931            --
                                                  -------       -------       -------       -------       -------       -------
    Net cash provided by (used in)
      investing activities                         (2,404)          (18)       (4,141)       (6,848)        4,931        (8,480)
Cash flows from financing activities:
  Proceeds from revolving loans
    and short-term borrowings, net                  1,195            --            --         8,069            --         9,264
  Payments on long-term debt                          (85)           --            --          (798)           --          (883)
  Loans with parent/subsidiaries                   (1,576)        1,683          (560)          453            --            --
                                                  -------       -------       -------       -------       -------       -------
    Net cash provided by (used in)
      financing activities                           (466)        1,683          (560)        7,724            --         8,381
                                                  -------       -------       -------       -------       -------       -------
    Net increase (decrease) in cash                (7,197)        1,347            --            38            --        (5,812)

Cash at beginning of period                         7,197        (1,347)           39         3,997            --         9,886
                                                  -------       -------       -------       -------       -------       -------
Cash at end of period                             $    --       $    --       $    39       $ 4,035       $    --       $ 4,074
                                                  =======       =======       =======       =======       =======       =======


                               DOE RUN PERU S.R.L.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                JANUARY 31,        OCTOBER 31,
                                                                   2001               2000
                                                                -----------        -----------
                                                                (UNAUDITED)
                                     ASSETS
Current assets:
     Cash                                                        $   4,830          $   8,250
     Trade accounts receivable, net of allowance for
         doubtful accounts                                          27,712             25,425
     Inventories                                                    70,451             67,364
     Prepaid expenses and other current assets                      31,165             36,389
     Net deferred tax assets                                         3,122              2,626
     Due from parent                                                36,352             34,667
                                                                 ---------          ---------
         Total current assets                                      173,632            174,721

Property, plant and equipment, net                                 139,090            138,035
Net deferred tax assets                                              4,791              4,598
Other noncurrent assets, net                                         2,301              2,292
                                                                 ---------          ---------
         Total assets                                            $ 319,814          $ 319,646
                                                                 =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings and current
         maturities of long-term debt                            $  11,300          $  13,046
     Accounts payable                                               36,547             32,719
     Accrued liabilities                                            17,959             19,582
     Due to parent                                                   7,822              7,030
                                                                 ---------          ---------
         Total current liabilities                                  73,628             72,377

Long-term debt, less current maturities                             40,503             42,503
Other noncurrent liabilities                                         7,376              7,376
                                                                 ---------          ---------
         Total liabilities                                         121,507            122,256

Shareholders' equity:
     Common stock, one nuevo sole par value, 729,548,057
         shares authorized, issued and outstanding                 271,435            271,435
     Additional paid in capital                                    (16,234)           (16,234)
     Due from parent                                              (103,446)          (104,090)
     Foreign currency translation adjustment                       (21,554)           (20,910)
     Retained earnings                                              68,106             67,189
                                                                 ---------          ---------
         Total shareholders' equity                                198,307            197,390
                                                                 ---------          ---------
         Total liabilities and shareholders' equity              $ 319,814          $ 319,646
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

                               DOE RUN PERU S.R.L.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS
                                                                      ENDED JANUARY 31,
                                                                ----------------------------
                                                                   2001               2000
                                                                ---------          ---------
Net sales                                                       $ 111,275          $ 124,770

Costs and expenses:
    Cost of sales                                                  99,224            108,630
    Depreciation and amortization                                   2,390              2,220
    Selling, general and administrative                             6,985              9,223
    Unrealized gain on derivative financial instruments              (738)                --
                                                                ---------          ---------
        Total costs and expenses                                  107,861            120,073
                                                                ---------          ---------
        Income from operations                                      3,414              4,697

Other income (expense):
    Interest expense                                               (1,501)            (1,284)
    Interest income                                                    63                 92
    Other, net                                                        (14)                54
                                                                ---------          ---------
                                                                   (1,452)            (1,138)
                                                                ---------          ---------
        Income before income tax benefit                            1,962              3,559

Income tax benefit                                                    (80)              (582)
                                                                ---------          ---------
        Income before cumulative effect
             of change in accounting principle                      2,042              4,141
        Cumulative effect of change in accounting
               principle, net of income tax benefit                (1,125)                --
                                                                ---------          ---------
        Net income                                              $     917          $   4,141
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

                               DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS
                                                                         ENDED JANUARY 31,
                                                                      ------------------------
                                                                        2001            2000
                                                                      -------          -------
Net cash provided by (used in) operating activities                   $ 4,664          $  (838)
Cash flows from investing activities:
     Purchases of property, plant and equipment                        (3,445)          (6,848)
                                                                      -------          -------
          Net cash used in investing activities                        (3,445)          (6,848)
Cash flows from financing activities:
     Proceeds from (payments on) revolving loans
        and short-term borrowings, net                                 (2,853)           8,069
     Payments on long-term debt                                          (893)            (798)
     Loans with parent                                                   (893)             453
                                                                      -------          -------
          Net cash provided by (used in) financing activities          (4,639)           7,724
                                                                      -------          -------
          Net increase (decrease) in cash                              (3,420)              38

Cash at beginning of period                                             8,250            3,997
                                                                      -------          -------
Cash at end of period                                                 $ 4,830          $ 4,035
                                                                      -------          -------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  BASIS OF PRESENTATION

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of January 31, 2001 and results of operations for the three and nine month periods ended January 31, 2001 and 2000. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

     Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the
     Financial Accounting Standards Board in June 1998, and amended by
     Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133, issued in June 2000 (collectively, FAS 133). Under FAS 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is changes in fair values, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is changes in cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

     The Company adopted FAS 133 beginning November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of FAS 133 resulted in a net transition loss of $1,125, net of income tax benefit of $480.

(3)  INVENTORIES

                                                       JANUARY 31,      OCTOBER 31,
                                                          2001             2000
                                                       -----------      ----------
                                                       (UNAUDITED)
     Refined metals and concentrates for sale            $  5,524         $  2,307
     Metals and concentrates in process                    46,644           45,753
     Materials, supplies and spare parts                   18,283           19,304
                                                         --------         --------
                                                         $ 70,451         $ 67,364
                                                         ========         ========


     Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $394 and $250 at January 31, 2001 and October 31, 2000, respectively.

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(4)  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

     The Company's price risk management program uses various derivative instruments in its attempt to mitigate commodity price risks. The Company uses purchased futures contracts as a fair value hedge of the change in fair value of inventory related to firm sales commitments with customers. In fair value hedges, the futures contracts are established at terms (quantities, prices and timing) that mirror those of the firm commitments. The Company also uses futures contracts and options and combinations thereof to enhance revenue at contract prices that are acceptable to the Company, should the options be exercised. The options generate premium income, which enhance revenues. Because these instruments do not meet the requirements for hedge accounting under FAS 133, the changes in fair market value related to these instruments (including the time value portion), which reflect market prices and volatility at the balance sheet date, are recorded in results of operations, and are expected to increase the volatility of reported results.

     The amount reflected in other income/(expense) relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

     The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of January 31, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

     The Company's open derivative financial instruments at January 31, 2001 were:

          PURCHASED FUTURES CONTRACTS (numbers not in thousands)

                                                                         Fair Market
     Metal            Quantity               Price Range                    Value               Period
---------------    ----------------   ----------------------------      ------------      ------------------
Copper               (1,433) tons        $.8070/lb. to $.9055           $  (462,292)      Feb. 01 to Apr. 01
Zinc (Hedges)        (3,968) tons               $.5050/lb.                 (164,430)      Feb. 01 to Dec. 02
Zinc (Other)           (330) tons               $.5025/lb.                  (18,975)      Feb. 01
Silver             (175,000) oz.         $5.695/oz. to $5.8055/oz.         (229,993)      Mar. 01

          SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair Market
     Metal            Quantity               Price Range                    Value               Period
---------------    ----------------   ----------------------------      ------------      ------------------
Copper               13,956  tons        $.8200/lb. to $.9979/lb.       $  (737,764)      Feb. 01 to Oct. 01
Silver              250,000  oz.                $4.85/oz.                   (42,957)      Feb. 01 to Apr. 01
Gold                  3,000  oz.        $280.00/oz. to $285.00/oz.           (2,847)      Feb. 01 to Mar. 01

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                         Fair Market
     Metal            Quantity               Price Range                    Value               Period
---------------    ----------------   ----------------------------      ------------      ------------------
Copper                1,748  tons        $.8200/lb. to $.8845/lb.       $  (161,136)      Feb. 01 to Mar. 01
Lead                 14,536  tons               $.2200/lb.                 (174,474)      Feb. 01 to Dec. 01
Zinc                  3,417  tons        $.4835/lb. to $.5670/lb.          (135,284)      Feb. 01 to Aug. 01
Silver              200,000  oz.          $4.70/oz. to $4.85/oz.            (11,917)      Feb. 01 to Oct. 01
Gold                  3,000  oz.        $270.00/oz. to $280.00/oz.          (10,862)      Feb. 01 to Mar. 01

     At January 31, 2001, the Company had recorded a liability of $2,153 related to the fair market values of these instruments. The Company also had recorded an asset of $149 for the fair value of firm commitments designated as the hedged item in fair value hedges. To affect these balances, the Company recorded the transition adjustment discussed in Note 2 and reflected in other income/expense of $738, net of the effect of balances of deferred option premiums and options at fair market value previously recorded on the balance sheet.

(5)  RELATED PARTY TRANSACTIONS

     Effective November 1, 2000, the Company terminated all previously existing agreements for services with Doe Run Mining S.R.L. and the Doe Run Resources Corporation and replaced them with a Hedging Services Contract and an International Sales Agency Services Contract with the Doe Run Resources Corporation. Under the Hedging Services Contract, the Company will pay to the Doe Run Resources Corporation $42 per month for trading and hedging services. Under the International Sales Agency Services Contract, the Company will pay a commission of 2 1/4% of foreign sales to the Doe Run Resources Corporation. The Contracts cover an initial term of two years, and are annually renewable thereafter. Amounts expensed in the three months ended January 31, 2001 were $126 and $2,266 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively. Amounts expensed under the previous agreements for the three months ended January 31, 2000 totaled $4,826.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JANUARY 31, 2001 (THE 2001 QUARTER) COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2000 (THE 2000 QUARTER)

     The Company reported a net loss of $17.2 million for the 2001 quarter compared to a net loss of $2.3 million for the 2000 quarter. The Company's U.S. operations reported a net loss of $17.5 million (excluding intercompany fee revenue of $2.4 million) for the 2001 quarter compared to a net loss of $8.0 million excluding intercompany fee revenue of $4.8 million) in the 2000 quarter. The implementation of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging (FAS 133), increased the net loss $3.3 million. The remainder of the change is primarily due to increased production cost and lower realized prices for lead and zinc. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133. Peruvian operations had net income of $0.3 million (excluding intercompany fees and eliminations of $2.4 million) in the 2001 quarter compared to net income of $5.7 million (excluding intercompany fees and eliminations of $4.9 million) in the 2000 quarter. The decrease in Peruvian net income was due primarily to lower treatment and refining charges, lower metal and byproduct sales volumes and lower metal prices.

     The Company's results for the 2001 quarter reflect declines in the market prices of lead, zinc and silver and an increase in the market price of copper. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                      THREE MONTHS ENDED
                                        JANUARY 31,
                               ---------------------------
                                   2001           2000
                               ------------   ------------
     AVERAGE PRICES
     Lead ($/short ton)        $     426.00   $     432.20
     Copper ($/short ton)          1,641.20       1,612.00
     Zinc ($/short ton)              952.80       1,060.60
     Silver ($/troy ounce)             4.66           5.17

     The average market price, determined on the London Metal Exchange (LME), for refined lead was $.21 per pound in the 2001 quarter. Over the past three years the LME lead price has declined as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. During the second and third quarters of fiscal 2000 lead prices declined to near historic lows. Although lead prices have improved recently, they remain substantially below the ten-year average.

     Management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted beginning in 2001 through 2006. This should significantly reduce western world production and bring about a deficit in supply versus demand. In recent publications, some international commodity consultants are forecasting higher lead prices in the next two to three years.

     Low metal prices, primarily lead and zinc, contributed to the operating loss generated by the Company's U.S. operations in the 2001 quarter. The Company is implementing changes to its operations, described below, which it expects will reduce certain costs, and achieve certain operating efficiencies, in an effort to mitigate the impact of low metal prices. However, prices sustained at these levels or decreasing further are likely to result in the continuation of operating losses for the Company's U.S. operations.

     The following table sets forth the Company's production statistics for the periods indicated:

                                                            THREE MONTHS ENDED
                                                               JANUARY 31,
                                                            -------------------
                                                             2001         2000
                                                            ------       ------
     U.S. OPERATIONS
       Lead metal - primary (short tons)                    83,195       99,206
       Lead metal - secondary (short tons)                  39,755       32,602
       Lead concentrates (metal content, short tons)        80,999       79,191
       Ore Grade                                              6.23%        5.47%

     PERUVIAN OPERATIONS
       Refined copper (short tons)                          17,948       18,349
       Refined lead (short tons)                            33,282       32,480
       Refined zinc (short tons)                            21,848       21,450
       Refined silver (thousands of troy ounces)             8,529        8,758
       Refined gold (thousands of troy ounces)                  20           29
       Copper concentrates (metal content, short tons)       4,449        5,704
       Ore Grade                                              1.07%        0.87%

     In the U.S., lead ore production was scaled back based on evaluations designed to optimize mine production in light of continued low lead prices. Partially due to these changes in mining plans, lead ore grade improved 14% in the 2001 quarter, compared to the 2000 quarter. As a result of the improved grade, production of lead metal in concentrates increased 2.3% in the 2001 quarter.

     Primary smelter production for the 2001 quarter was 16% less than the 2000 quarter. At the Company's Herculaneum smelter the No.2 blast furnace was taken down for scheduled maintenance in November. The No.3 furnace, a backup to the No.2 furnace, did not perform as expected during the maintenance period, slowing production from mid November through early March. The No.1 furnace experienced multiple cooling system failures due to poor water quality, which caused a five-day outage in December and caused the furnace to run slowly for much of the quarter. As a result, Herculaneum's production for the 2001 quarter was approximately 10,300 tons, or 16% less than the 2000 quarter. The water quality problem has been resolved and the No.1 furnace is now running at capacity. Maintenance on the No.2 furnace was completed in early March.

     The Company's Glover primary smelter was forced to shut down three times during the quarter, twice due to mechanical failure of cooling system components and once due to the failure of a baghouse fan motor. As a result, Glover's production volume for the 2001 quarter was 5,700 tons or 16% less than the prior year quarter. The Glover smelter is currently producing at slightly higher than planned rates and management expects that the lost production will be recovered by the end of fiscal 2001.

     On March 7, 2001, in response to continued poor lead metal market conditions, the Company announced production changes at its U.S. primary lead operations. These changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance. The improvement should result from reduced production costs and enhanced product mix as the smelters focus on producing specialty and alloy products. The Herculaneum primary smelter will cut its annual refined metal production rate by 80,000 tons from 250,000 to 170,000 tons. This will be accomplished through reductions in the purchase of lead concentrates as well as concentrates produced at the southeast Missouri mining operations. The Company will place its No. 29 mine on care and maintenance and during 2001 the No. 28 mine be will mined to closure. The Company will also reduce total concentrate production at its other five mines. These production changes will result in a workforce reduction of approximately 240 employees in early May.

     The estimated cost of severance benefits and outplacement services provided to certain employees of approximately $0.9 million will be accrued in the second quarter and paid over 12 months beginning in May 2001. The estimated cost of closing the No. 28 mine, the Viburnum mill and related surface structures and tailings areas of approximately $0.6 million was accrued over the operating life of the mine. These closure activities will be performed as labor and funds are available.

     The Company's Buick secondary smelter continued its outstanding performance into the 2001 quarter. An additional burner was installed on the smelter's reverberatory furnace in December and modifications were made to the feed delivery system making it possible to take full advantage of the furnace's increased capacity. In addition, operating procedures were changed in the plant's battery breaker, which eliminated bottlenecks and improved throughput by 15%, making more feed available to the furnaces. As a result, production volume increased 22% in the 2001 quarter, compared to the 2000 quarter.

     In Peru, at the La Oroya metallurgical complex production of refined lead and zinc were up 3% and 2%, respectively, in the 2001 quarter, compared to the prior year. Refined copper production declined 2% primarily due to a one-day production interruption resulting from a mechanical failure in the copper smelter. Refined silver and gold production were both lower in the 2001 quarter primarily due to lower metal content in the concentrate feed used.

     In May 2000, the Company implemented changes in operations at its Cobriza copper mining operation intended to improve ore grade and reduce unit production cost. The changes involved a reduction in annualized ore production of approximately 31%. Ore grade has improved steadily since the new operating plan was implemented, from 0.86% in the second quarter of 2000 to 1.07% in the 2001 quarter. Compared to the 2000 quarter, ore grade improved 9% in 2001 quarter. Production of metal contained in concentrates was 22% lower in the 2001 quarter due to the decrease in tons of ore produced.

     The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

                           RESULTS OF U.S. OPERATIONS

                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
Net sales (a)                                            $ 75,950       $ 83,090

Costs and expenses:
  Cost of sales                                            73,314         73,942
  Depletion, depreciation and amortization                  5,131          5,345
  Selling, general and administrative                       4,274          4,705
  Exploration                                                 417            600
  Unrealized loss on derivatives                              682             --
                                                         --------       --------
    Total costs and expenses                               83,818         84,592
                                                         --------       --------

    Loss from operations                                   (7,868)        (1,502)

Other income (expense)
  Interest expense                                        (10,918)       (10,180)
  Interest income                                           3,531          3,536
  Other, net                                                  395            381
                                                         --------       --------
                                                           (6,992)        (6,263)
                                                         --------       --------

    Loss before income tax expense and cumulative
      effect of change in accounting principal            (14,860)        (7,765)
Income tax expense                                             25            217
                                                         --------       --------
    Loss before cumulative effect of change in
      accounting principal                                (14,885)        (7,982)
                                                         --------       --------
Cumulative effect of change in accounting principal        (2,649)            --
                                                         --------       --------
Net loss                                                 $(17,534)      $ (7,982)
                                                         ========       ========

(a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

      Net Sales                       $  2,392      $  4,826

SALES VOLUMES (SHORT TONS)
  Lead metal                           104,390       108,258
  Zinc concentrates                     24,469        22,491
  Copper concentrates                    1,577         3,879

REALIZED PRICES ($/SHORT TON)(B)
  Lead metal                          $ 529.14      $ 542.41
  Zinc concentrates                     288.73        370.81
  Copper concentrates                   310.08        285.13

     b) Net realized prices for metals, concentrates, and by- products include the effects of in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS

                                                                THREE MONTHS ENDED
                                                                   JANUARY 31,
                                                             -------------------------
                                                               2001            2000
                                                             ---------       ---------
Net sales (a)                                                $ 111,275       $ 123,244

Costs and expenses:
  Cost of sales (a)                                             99,224         107,175
  Depreciation and amortization                                  2,390           2,220
  Selling, general and administrative (a)                        3,441           3,419
  Unrealized gain on derivatives                                  (738)             --
                                                             ---------       ---------
    Total costs and expenses                                   104,317         112,814
                                                             ---------       ---------
    Income from operations                                       6,958          10,430

Other income (expense):
  Interest expense                                              (5,141)         (4,961)
  Interest income                                                   63              92
  Other, net                                                       (59)             50
                                                             ---------       ---------
                                                                (5,137)         (4,819)
                                                             ---------       ---------
  Income before income tax expense (benefit) and
    cumulative effect of change in accounting principal          1,821           5,611
Income tax expense (benefit)                                       392             (98)
                                                             ---------       ---------
  Income before cumulative effect of change in
    accounting principal                                         1,429           5,709
Cumulative effect of change in accounting principal             (1,125)             --
                                                             ---------       ---------
Net Income (loss)                                            $     304       $   5,709
                                                             =========       =========


(a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

  Net sales                                    $    --      $ 1,526
  Cost of sales                                     --        1,454
  Selling, general and administrative            2,392        4,826

SALES VOLUMES
  Copper (short tons)                           17,268       17,808
  Lead (short tons)                             32,818       28,089
  Zinc (short tons)                             21,143       19,882
  Silver (thousands of troy ounces)              8,154        8,724
  Gold bullion (thousands of troy ounces)           20           30

REALIZED PRICES
  Copper ($/short ton)                         $1,641.42    $1,608.38
  Lead ($/short ton)                            438.56       432.17
  Zinc ($/short ton)                            970.49      1,090.68
  Silver  ($/troy ounce)                          4.69         5.20
  Gold bullion  ($/troy ounce)                  266.98       291.31

     b) Net realized prices for metals, concentrates, and by- products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

     Results of operations for the three months ended January 31, 2001 and 2000 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

     NET SALES in the 2001 quarter were $187.2 million compared to $206.3 million in the 2000 quarter. A decrease of $12.0 million is attributable to Peruvian operations. U. S. net sales were $7.1 million lower in the 2001 quarter, compared to the 2000 quarter, primarily due to lower realized prices for lead metal and zinc concentrates and a decrease in lead metal sales volume. The average LME zinc price declined 10% in the 2001 quarter, compared to the 2000 quarter, reducing net sales by $2.0 million. Lead metal sales volume was 4% lower than the prior year, reducing net sales by $2.1 million. The reduced volume reflects somewhat weaker overall demand compared to the prior year, primarily due to slower new cars sales, which reduced the demand for original equipment automotive batteries. Increased competition from imported lead also adversely affected sales volume. Metals industry statistics show that, for calendar 2000, automotive battery demand in the U.S. was down about 1%, compared to 1999, while imports of lead metal increased by approximately 80,000 tons or 40%. The net realized price for lead metal declined 2%, reducing net sales $1.4 million. The net realized price was lower primarily due to lower premiums resulting from increasingly competitive conditions in the U.S. market. Other sales were $1.6 million less than the prior year primarily due to reduced demand for oxide and anodes sold by the Company's fabricated products subsidiary (FPI).

     COST OF SALES for the 2001 quarter was $172.5 million compared to $181.1 million for the 2000 quarter. Of this decrease, $8.0 million is attributable to Peruvian operations. U.S. cost of sales for the first quarter of 2001 was $0.6 million less than the 2000 quarter. Volume changes, primarily lower lead metal and copper concentrate sales, and reduced volumes at FPI reduced cost of sales by $3.5 million. Most of this decrease was offset by increased lead metal unit production cost, which was up 5% over the prior year, increasing cost of sales $2.9 million. This increase is primarily due to the reduced volumes resulting from the primary smelter problems, discussed earlier, and increased energy costs, partially offset by improved efficiency at the secondary smelter. Energy costs for the 2001 quarter were $2.4 million higher than the 2000 quarter, primarily due to price increases for natural gas and propane, which increased approximately 190% and 90%, respectively. These prices have dropped significantly in recent weeks and are currently in line with planned prices.

     EXPLORATION expense for the 2001 quarter decreased $0.2 million, or 30%, compared to the 2000 quarter. All of the reduction is attributable to U.S. operations and it is due to the completion of certain maintenance work and metallurgical testing related to a Missouri property, which was in process during the 2000 quarter.

     UNREALIZED LOSS ON DERIVATIVES relates to the change in market value of derivative financing instruments pursuant to FAS 133. Losses for the 2001 quarter resulted from the LME lead price at January 31, 2001 being higher than the settlement price on certain sold futures contracts.

     INCOME (LOSS) FROM OPERATIONS for the 2001 quarter was a $0.9 million loss compared to income of $8.9 million for the 2000 quarter. Of this decrease, $3.5 million is attributable to Peruvian operations. The increase in U.S. loss from operations of $6.3 million is due to the factors discussed above.

     INCOME TAX EXPENSE for the 2001 quarter reflects primarily the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133.

RESULTS OF PERUVIAN OPERATIONS

     NET SALES for 2001 quarter decreased $12.0 million, compared to 2000 quarter, primarily due to lower realized prices for silver, zinc and gold and lower sales volumes. Silver, gold, and copper sales volumes were lower in the 2001 quarter, compared to the 2000 quarter, reducing net sales $6.7 million. Approximately 40% of the volume shortfall was due to a rockslide, which interrupted transportation to the port, delaying shipments during the last week of January. Transportation has been restored and these sales will be reflected in the second quarter results. The remainder of the volume shortfall is primarily due to the reduced production of silver and gold, discussed earlier. The market prices of silver and zinc each declined approximately 10% in the 2001 quarter, compared to the 2000 quarter, accounting for a $6.7 million reduction in net sales. These reductions were partially offset by increased sales volumes of refined zinc and byproducts.

     COST OF SALES decreased $8.0 million, from the 2000 quarter to the 2001 quarter. The sales volume changes, discussed above, decreased cost of sales $4.7 million. The remainder of the decrease is primarily due to lower feed costs, resulting from lower market prices for lead, zinc, silver and gold, partially offset by lower treatment and refining charges.

     UNREALIZED GAIN ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for the 2001 quarter resulted from higher metal prices.

     INCOME FROM OPERATIONS decreased $3.5 million in the 2001 quarter compared to the 2000 quarter due primarily to the factors discussed above.

     INCOME TAXES effective rate for the quarter of (66)%, compared to the effective rate for the year ended October 31, 2000 of (19)% is due primarily to the tax effects of FAS 133 and a change in the expected impact of inflation on the Company.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE - relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of January 31, 2001, $36.2 million was outstanding, exclusive of $7.6 million of letters of credit, under the Doe Run Revolving Credit Facility. On January 26, 2001, the Company entered into an amendment of the Doe Run Revolving Credit Facility, which extends the term to January 15, 2003 and establishes a reserve against calculated availability of $5.0 million. Excluding the additional covenants described below, no other significant terms of the original agreement were amended.

     In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, based upon specific percentages of eligible receivables and inventories. In addition the lender provides a separate line of $12.0 million for the issuance of guarantee letters. The sum of the advances on both of these lines is limited to $42.0 million. At January 31, 2001, $32.0 million was outstanding under the Doe Run Peru Revolving Credit Facility and $1.5 million, for guarantee letters was outstanding under the separate line, described above. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At January 31, 2001 $7.5 million exclusive of $14.4 million of letters of credit and customs bonds was outstanding under these arrangements.

     Net unused availability at January 31, 2001 was $12.0 million under the Doe Run Revolving Credit Facility and $8.0 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $4.9 million of cash at January 31, 2001. At February 28, 2001 availability was $12.8 million under the Doe Run Revolving Credit Facility and $7.0 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $10.2 million. On March 15, 2001 the Company made the interest payment on its senior notes, senior secured notes and floating interest rate notes.

     In the 2001 quarter, cash used in operating activities was $3.7 million, cash used in investing activities was $6.8 million and cash provided by financing activities was $7.1 million.

     In the U.S., the Company had capital expenditures of $3.4 million for the 2001 quarter and has projected total capital expenditures of approximately $9.4 million for fiscal 2001, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $71.0 million per year on repairs and maintenance from fiscal 1996 through fiscal 2000. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. For expenditures through October 31, 1999 Centromin has approved qualifying expenditures under the investment commitment of approximately $58 million. Additional expenditures for fiscal 2000 and the first quarter of fiscal 2001 have not yet been approved. Peruvian operations had capital expenditures of $3.4 million in the 2001 quarter and have projected capital expenditures of approximately $13.7 million for fiscal 2001, primarily for environmental improvements and to support ongoing operations.

     The Company has substantial indebtedness and debt service requirements. As of January 31, 2001, on a consolidated basis, the Company had $521.2 million of indebtedness outstanding, or $396.2 million net of - the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Mining, securing indebtedness of a like amount. The Company has recently developed projections for fiscal year 2001, which include the changes in mining and primary smelting operations, discussed previously in "Results of Operations". These projections indicate that liquidity should be adequate during fiscal 2001. However, if metal prices, premiums or treatment and refining charges decrease from current levels, these declines are likely to have an adverse impact on liquidity. Changes in operating results, such as production interruptions or less than expected ore grade could also adversely impact liquidity. Management will monitor liquidity closely and will reevaluate capital, exploration and maintenance spending levels and consider further changes in operations in order to maintain sufficient liquidity. In addition, the Company is currently pursuing various financing alternatives in an effort to improve its ability to meet working capital and capital investment requirements while maintaining sufficient liquidity and financial flexibility. There can be no assurance that the pursuit of these alternatives will be successful.

     The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions. The more restrictive covenants included limitations on allowable indebtedness and maintenance of a minimum net worth, as defined, a limitation on capital expenditures in the U.S. and requirements for earnings before interest, taxes, depreciation, depletion, amortization and adjustments made in accordance with FAS 133 (EBITDA) in the U.S. The indentures covering the Company's senior notes, senior secured notes and floating interest rate senior notes limit principal outstanding under various Peruvian working capital facilities to $60 million. The Company was in compliance with all applicable covenants at January 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has outstanding $55 million of floating interest rate senior notes on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At January 31, 2001, the effective rate was approximately 12.23%.

     In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes. See "Item 1. Financial Statements- -Note 6 to the Company's Condensed Consolidated Financial Statements" for additional disclosures regarding these activities.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

     No developments since Form 10K filed January 29, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

10.5.7 Amendment No. 5 to Loan and Security Agreement dated January 26 2001 by and among the Doe Run Resources Corporation, Fabricated Products, Inc. and Congress Financial Corporation (Incorporated by reference to the exhibit number in Form 10K filed January 29, 2001).

(b)  Reports on Form 8-K

     None filed during the quarter reported on.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE DOE RUN RESOURCES CORPORATION
                                      (Registrant)






     March 16, 2001                   /s/ Marvin K. Kaiser
     --------------                   ------------------------------------------
         Date                         Marvin. K. Kaiser
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                      financial officer)