Form 10-Q
period 2001-04-30
DOE RUN RESOURCES CORP
filed 2001-06-11
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended APRIL 30, 2001

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

                                                           [ ] YES        [X] NO

Number of shares outstanding of each of the issuer's classes of common stock, as of June 11, 2001:

COMMON STOCK, $.10 PAR VALUE                                        1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                           PAGE NO.
                                                                           --------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets
  April 30, 2001 and October 31, 2000                                           3
Condensed Consolidated Statements of Operations
  three and six months ended April 30, 2001 and 2000                            4
Consolidated Statements of Comprehensive Income
  six months ended April 30, 2001 and 2000                                      5
Condensed Consolidated Statements of Cash Flows
  six months ended April 30, 2001 and 2000                                      6
Notes to Consolidated Financial Statements                                   7-24

                               DOE RUN PERU S.R.L

Condensed Consolidated Balance Sheets
  April 30, 2001 and October 31, 2000                                          25
Condensed Consolidated Statements of Operations
  three and six months ended April 30, 2001 and 2000                           26
Condensed Consolidated Statements of Cash Flows
  six months ended April 30, 2001 and 2000                                     27
Notes to Condensed Consolidated Financial Statements                         28-30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF                              31-41
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK                                                                  41

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                      42

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    42

ITEM 5. OTHER INFORMATION                                                      42

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       42

SIGNATURES                                                                     43

PART I., ITEM 1

                        THE DOE RUN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        APRIL 30,      OCTOBER 31,
                                                                           2001           2000
                                                                       -----------     -----------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash                                                                $   6,709       $   8,295
    Trade accounts receivable, net of allowance for
        doubtful accounts                                                  78,536          77,018
    Inventories                                                           123,622         118,726
    Prepaid expenses and other current assets                              27,119          40,250
    Net deferred tax assets                                                 4,431           2,592
                                                                        ---------       ---------
        Total current assets                                              240,417         246,881

Property, plant and equipment, net                                        275,088         275,514
Special term deposit                                                      125,000         125,000
Net deferred tax assets                                                     3,425           4,598
Other noncurrent assets, net                                               10,479          12,952
                                                                        ---------       ---------
        Total assets                                                    $ 654,409       $ 664,945
                                                                        =========       =========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
    Short-term borrowings and current maturities of long-term debt      $   9,535       $  14,824
    Accounts payable                                                       56,232          53,424
    Accrued liabilities                                                    50,997          50,789
                                                                        ---------       ---------
        Total current liabilities                                         116,764         119,037

Long-term debt, less current maturities                                   514,159         498,686
Other noncurrent liabilities                                               53,062          54,136
                                                                        ---------       ---------
        Total liabilities                                                 683,985         671,859

Shareholder's deficit:

    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                               --              --
    Additional paid-in capital                                              5,238           5,238
    Accumulated deficit                                                   (33,751)        (10,947)
    Accumulated other comprehensive losses                                 (1,063)         (1,205)
                                                                        ---------       ---------
        Total shareholder's deficit                                       (29,576)         (6,914)
                                                                        ---------       ---------
        Total liabilities and shareholder's deficit                     $ 654,409       $ 664,945
                                                                        =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                APRIL 30,                      APRIL 30,
                                                                      -------------------------       -------------------------
                                                                        2001             2000           2001             2000
                                                                      ---------       ---------       ---------       ---------
Net sales                                                             $ 191,600       $ 196,177       $ 378,825       $ 402,511

Costs and expenses:
       Cost of sales                                                    171,440         175,361         343,978         356,478
       Depletion, depreciation and amortization                           7,513           7,299          15,034          14,864
       Selling, general and administrative                                7,353           8,442          15,068          16,566
       Exploration                                                          411             941             828           1,541
       Unrealized gain on derivative financial instruments                 (310)             --            (366)             --
                                                                      ---------       ---------       ---------       ---------
         Total costs and expenses                                       186,407         192,043         374,542         389,449
                                                                      ---------       ---------       ---------       ---------
         Income from operations                                           5,193           4,134           4,283          13,062

Other income (expense):
       Interest expense                                                 (14,866)        (15,284)        (30,925)        (30,425)
       Interest income                                                    3,740           3,591           7,334           7,219
       Other, net                                                            15            (315)            351             116
                                                                      ---------       ---------       ---------       ---------
                                                                        (11,111)        (12,008)        (23,240)        (23,090)
                                                                      ---------       ---------       ---------       ---------
         Loss before income tax expense (benefit) and
             cumulative effect of change in accounting principle         (5,918)         (7,874)        (18,957)        (10,028)

Income tax expense (benefit)                                               (344)          1,534              73           1,653
                                                                      ---------       ---------       ---------       ---------
         Loss before cumulative effect of change
             in accounting principle                                     (5,574)         (9,408)        (19,030)        (11,681)
         Cumulative effect of change in accounting principle,
             net of income tax benefit                                       --              --          (3,774)             --
                                                                      ---------       ---------       ---------       ---------
                    Net loss                                          $  (5,574)      $  (9,408)      $ (22,804)      $ (11,681)
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

                        THE DOE RUN RESOURCES CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      APRIL 30,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Net loss                                                      $(22,804)      $(11,681)
Unrealized gain on derivative financial instruments, net           142             --
                                                              --------       --------
      Comprehensive loss                                      $(22,662)      $(11,681)
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

                        THE DOE RUN RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    APRIL 30,
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
Cash flows from operating activities:
    Net loss                                                                $(22,804)      $(11,681)
    Cumulative effect of change in accounting principle                        4,254             --
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
         Depreciation, depletion and amortization                             15,034         14,864
         Imputed interest and amortization of deferred financing costs         1,850          1,889
         Unrealized gain on derivative financial instruments                    (366)            --
         Deferred income taxes                                                  (666)          (270)
         Increase/(decrease) resulting from other changes in
              assets and liabilities:                                          6,354         (8,510)
                                                                            --------       --------
                   Net cash provided by (used in) operating activities         3,656         (3,708)

Cash flows from investing activities:

    Purchases of property, plant and equipment                               (13,834)       (15,751)
                                                                            --------       --------
         Net cash used in investing activities                               (13,834)       (15,751)

Cash flows from financing activities:
    Proceeds from revolving loans and
        short term borrowings, net                                            10,978         28,531
    Payments on long-term debt                                                (2,011)        (1,794)
    Payment of deferred financing costs                                         (375)            --
                                                                            --------       --------
         Net cash provided by financing activities                             8,592         26,737
                                                                            --------       --------
         Net increase (decrease) in cash                                      (1,586)         7,278

Cash at beginning of period                                                    8,295          9,886
                                                                            --------       --------
Cash at end of period                                                       $  6,709       $ 17,164
                                                                            ========       ========
Supplemental disclosure of cash flow information -
    Cash paid during the period for:
        Interest, net of capitalized interest                               $ 29,131       $ 28,536
                                                                            ========       ========
        Income taxes                                                        $    390       $    916
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2001 and results of operations for the three and six month periods ended April 30, 2001 and 2000. Interim periods are not necessarily indicative of results to be expected for the year.

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

(3)  INVENTORIES

     Inventories consist of the following:

                                               APRIL 30,     OCTOBER 31,
                                                 2001          2000
                                               --------      --------
     Finished metals and concentrates          $ 22,403      $ 20,408
     Metals and concentrates in process          61,860        57,391
     Materials, supplies and repair parts        39,359        40,927
                                               --------      --------
                                               $123,622      $118,726
                                               ========      ========

     Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,088 and $4,472 at April 30, 2001 and October 31, 2000, respectively.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(4)  DEBT

     On January 26, 2001, the Company entered into an amendment of its U.S. revolving credit facility. The amendment extended the term of the facility to January 15, 2003. In addition, the amendment included changes to the net worth requirement, as well as the addition of a limitation on capital expenditures in the U.S. and requirements for earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). The Company was in compliance with all applicable covenants at April 30, 2001.

     A capital lease for computer equipment caused property, plant and equipment and long term debt to increase by $746 during the quarter ended April 30, 2001.

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

                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    APRIL 30,                      APRIL 30,
                                                           -------------------------       -------------------------
     OPERATING SEGMENTS - REVENUES                           2001             2000           2001            2000
                                                           ---------       ---------       ---------       ---------
     Revenues from external customers:
         Peruvian operations                               $ 113,237       $ 119,068       $ 224,512       $ 242,312
         Primary lead                                         51,038          56,509         102,228         114,702
         Secondary lead                                       20,420          13,878          38,503          28,815
         Fabricated products                                   5,462           7,440          11,221          14,178
                                                           ---------       ---------       ---------       ---------
                  Total                                      190,157         196,895         376,464         400,007

     Revenues from other operating segments: (1)
         Peruvian operations                                      --              23              --           1,549
         Primary lead                                            973             554           1,548           1,123
         Secondary lead                                           97             166             304             361
         Fabricated products                                      --              --              --              11
                                                           ---------       ---------       ---------       ---------
         Total                                                 1,070             743           1,852           3,044
                                                           ---------       ---------       ---------       ---------
         Total revenues for reportable segments              191,227         197,638         378,316         403,051
                  Other revenues/gains (losses) (2)            1,443            (718)          2,361           2,504
                  Intersegment eliminations                   (1,070)           (743)         (1,852)         (3,044)
                                                           ---------       ---------       ---------       ---------
                          Total consolidated revenues      $ 191,600       $ 196,177       $ 378,825       $ 402,511
                                                           =========       =========       =========       =========


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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
     OPERATING SEGMENTS - EBITDA (EARNINGS BEFORE                       APRIL 30,                     APRIL 30,
      INTEREST, TAXES, AND DEPLETION, DEPRECIATION               -----------------------       -----------------------
       AND AMORTIZATION), EXCLUDING THE EFFECTS OF FAS 133         2001           2000           2001           2000
                                                                 --------       --------       --------       --------
     Peruvian operations                                         $  9,065       $  9,813       $ 17,616       $ 22,585
     Primary lead                                                   2,255          1,614           (114)         5,706
     Secondary lead                                                 4,590          4,471          8,038          7,584
     Fabricated products                                              366            800            867          1,352
                                                                 --------       --------       --------       --------
              Total reportable segments                            16,276         16,698         26,407         37,227
     Other revenues and expenses (3)                                  256         (1,053)           890           (160)
     Corporate selling, general and administrative expenses        (4,132)        (4,584)        (7,996)        (9,008)
     Intersegment eliminations                                         11             57              1            (17)
                                                                 --------       --------       --------       --------
              Consolidated EBITDA                                  12,411         11,118         19,302         28,042
     Depreciation, depletion and amortization                      (7,513)        (7,299)       (15,034)       (14,864)
     Interest income                                                3,740          3,591          7,334          7,219
     Interest expense                                             (14,866)       (15,284)       (30,925)       (30,425)
     Unrealized gain on derivative financial instruments              310             --            366             --
                                                                 --------       --------       --------       --------
              Loss before income taxes                           $ (5,918)      $ (7,874)       (18,957)       (10,028)
                                                                 ========       ========       ========       ========

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

     The Company's price risk management program uses various derivative instruments in its attempt to mitigate commodity price risks. The Company uses purchased futures contracts as a fair value hedge of the change in fair value of inventory related to firm sales commitments with customers or as a cash flow hedge to lock in the price of lead purchases for its fabricated products subsidiary. In fair value hedges, the futures contracts are established at terms (quantities, prices and timing) that mirror those of the firm commitments. The Company uses sold futures contracts as a cash flow hedge to lock in the price of a portion of forecasted lead metal sales and to lock in the price of by-product sales whose prices are based on an average for a period after they are shipped.

     The Company routinely writes call options that, if exercised, will create sold futures contracts that will be designated as cash flow hedges of forecasted lead metal sales. The options generate premium income, which enhance revenues. The Company also uses futures contracts and options and combinations thereof to enhance revenue at contract prices that are acceptable to the Company, should the options be exercised. Because these instruments do not meet the requirements for hedge accounting under FAS 133, the changes in fair market value related to these instruments (including the time value portion), which reflect market prices and volatility at the balance sheet date, are recorded in results of operations, and are expected to increase the volatility of reported results.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     The unrealized gain reflected in the consolidated statement of operations relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

     The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of April 30, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

     The Company's open derivative financial instruments at April 30, 2001 were:

          SOLD (PURCHASED) FUTURES CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                          FAIR MARKET
            METAL                  QUANTITY                   PRICE RANGE                    VALUE                  PERIOD
     --------------------     ------------------   ------------------------------        -------------        -------------------
     Lead (Hedges)                (13,695) tons      $437.26/ton to $459.94/ton          $   (104,645)        May  01 to Dec. 01
                                    4,823  tons      $459.94/ton to 476.2/ton                 202,929         Aug. 01 to Sep. 01
     Lead (Other)                   9,744  tons      $428.19/ton to $467.20/ton              (452,782)        May  01 to Sep. 02
     Copper (Other)                (3,029) tons    $1,554.92/ton to $1,840.54/ton            (916,827)        May  01 to Dec. 01
     Zinc (Hedges)                 (2,646) tons            $1,050.15/ton.                    (327,269)        May  01 to Dec. 01
     Zinc (Other)                  (1,819) tons    $1,011.06/ton to $1,071.89/ton            (397,326)        May  01 to Oct. 01
     Silver                      (159,500) oz.         $4.85/oz. to $6.42/oz.                (346,403)        Jun. 01

          SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                          FAIR MARKET
            METAL                  QUANTITY                   PRICE RANGE                    VALUE                  PERIOD
     --------------------     ------------------   -------------------------------       -------------        -------------------
     Copper                        17,574  tons    $1,678.29/ton to $1,723.65/ton        $   (250,790)        May  01 to Apr. 02
     Lead                          80,414  tons      $460.00/ton to 480.81/ton             (1,245,776)        May  01 to Mar. 02
     Zinc                           9,921  tons      $952.55/ton to $997.91                   (60,875)        May  01 to Apr. 02
     Silver                       332,683  oz.         $5.05/oz. to $5.22/oz.                 (24,614)        May  01 to Oct. 01
     Gold                           5,851  oz.       $285.26/oz. to $290.75/oz.               (32,622)        May  01 to Aug. 01

          SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                          FAIR MARKET
            METAL                  QUANTITY                   PRICE RANGE                    VALUE                  PERIOD
     --------------------     ------------------   -------------------------------       -------------        -------------------
     Copper                           613  tons              $1,640/ton                  $    (58,943)        Jun. 01
     Lead                          57,844  tons              $439.98/ton                     (805,918)        May. 01 to Dec. 01
     Zinc                           3,307  tons      $952.55/ton to $975.23/ton              (283,426)        Jun. 01 to Dec. 01
     Silver                       200,521  oz.               $5.05/oz                         (60,844)        Aug. 01
     Gold                           3,372  oz.       $285.26/oz. to $296.23/oz.               (21,167)        Jun. 01 to Aug. 01


     At April 30, 2001, the Company had recorded an asset of $1,086 and a liability of $6,272 related to the fair market values of these instruments. The Company also had recorded an asset of $411 for the fair value of firm commitments designated as the hedged item in fair value hedges. To affect these balances, the Company recorded the transition adjustment discussed in
     Note 2, a gain of $366, and other comprehensive income of $72, net of the effect of balances of deferred option premiums and options at fair market value previously recorded on the

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     balance sheet. The balance of $142 in comprehensive income will be recognized in earnings as the forecasted sales/purchases occur through December 2001.

(7)  ENVIRONMENTAL AND LITIGATION MATTERS

     ENVIRONMENTAL

     The Company has recorded a liability of approximately $29,700 as of April 30, 2001, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

     The Company signed a voluntary Administrative Order of Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required after the study is completed. In addition, the Company has agreed to replace the soil in yards of private residences within a half-mile of the smelter. The estimated cost of this cleanup is approximately $800, to be performed in fiscal 2001 and the first part of 2002. The Company has also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. The EPA and the Missouri DNR signed the AOC with an effective date of May 29, 2001. Estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of soil testing.

     The Company, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a new plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgement entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Of the capital expenditures for this plan of $12,000, approximately $6,500 will be spent in fiscal 2001, with approximately $2,000 spent in the six months ended April 30, 2001.

     The Company has received notice that it is a potentially responsible party
     (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     damages. The Company has a reserve as of April 30, 2001 of approximately $9,200 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     The Company has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed and AOC to conduct a removal action on a portion of the site.

     The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed, and will be followed by revegetation and ongoing monitoring and maintenance activities.

     The Company has also signed AOC's to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. In addition, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion currently expected within two years. The Company has signed an order to conduct interim measures until the RI/FS is complete, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

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

     The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of April 30, 2001 of approximately $1,500 for corrective action and $2,600 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

     The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,400 as of April 30, 2001.

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

     Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

     o    New sulfuric acid plants
     o    Treatment plant for the copper refinery effluent
     o    Industrial waste water treatment plant for the smelter and refinery
     o    Improve Huanchan lead and copper slag deposits
     o    Build an arsenic trioxide deposit
     o    Management and disposal of lead and copper slag wastes
     o    Domestic waste water treatment and domestic waste disposal

     Through April 30, 2001, the Company had spent approximately $22,000 on projects under the La Oroya PAMA.

     The Ministry of Mines approved in April 2001 an adjustment to the spending levels for the remaining years of the PAMA. Annual spending on a calendar year basis as approved in the La Oroya PAMA and its modifications is as follows:

                                          Estimated
          Year                              cost
          ----                            ---------
          2001                               5,000
          2002                              15,829
          2003                              18,040
          2004                              36,365
          2005                              32,990
          2006                              41,640
                                          --------
                                           149,864
                                          ========

     The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $170,000 for the remaining term of the PAMA.

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

     The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, sewage and garbage by mid-2002. The Company has spent approximately $8,700 under the PAMA as of April 30, 2001. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time after the end of the current PAMA without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. The Company has developed a new mine plan which it expects to present to MEM. At this time, it is not possible to determine whether the MEM will allow the Company to amend its PAMA. Mine plans and costs could change if the MEM does not allow the Company to amend its PAMA.

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

          LITIGATION

     The Company is a defendant in six lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Two of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. The second class would be composed of children who lived in Herculaneum during a period of time when they were nine months to six years old, and the remedy sought is medical monitoring for the class. On December 5, 2000 the court denied class certification for both classes. The second case is similarly seeking certification of a class of property owners allegedly damaged by operations from the smelter, but the potential size of the class is every home in

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



     Herculaneum, Missouri. Investigation and research by the Company indicates property values in Herculaneum are consistent with those of surrounding communities and have not been affected by the smelter. Finally, based on rules for class certification, and the reasoning in the December 5, 2000 court ruling in the first case, the Company believes class certification in the second case is unlikely. The other four cases are personal injury actions by seventeen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

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

     In February, 2000 the Company and several other parties were named defendants in a suit brought by the City of St. Louis, Missouri for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages. Discovery is in initial stages and the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     On November 1, 2000, one hundred and seven individual cases were filed that list the Company among other defendants, alleging that the employees or ex-employees of Burlington Northern Railroad who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. These cases were recently filed, and the Company is unable at this time to state with certainty the expected outcome of and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                        AS OF APRIL 30, 2001 (UNAUDITED)


                                                 The Company                   Doe Run
                                                  Excluding                    Cayman        Doe Run
                                                  Guarantor      Domestic    and Certain    Peru and                       The
                                                 Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations    Company
                                                 ------------   ----------   ------------  ------------  ------------   ---------
                                     ASSETS

Current assets:
  Cash                                            $      --     $      --     $      45     $   6,664     $      --     $   6,709
  Trade accounts receivable, net of
    allowance for doubtful accounts                  43,945         4,694            --        30,687          (790)       78,536
  Inventories                                        50,753         2,173            --        70,709           (13)      123,622
  Prepaid expenses and other current assets           8,984           187        (2,656)       20,604            --        27,119
  Net deferred tax assets                                --            --           (32)        4,463            --         4,431
  Due from subsidiaries                              20,245            --            --            --       (20,245)           --
  Due from parent                                        --            --            --        43,847       (43,847)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current assets                            123,927         7,054        (2,643)      176,974       (64,895)      240,417
Property, plant and equipment, net                  128,803         5,899            --       140,386            --       275,088
Special term deposit                                125,000            --            --            --            --       125,000
Net deferred tax assets                                  --            --            --         3,425            --         3,425
Other noncurrent assets, net                          7,876           159           175         2,269            --        10,479
Investment in subsidiaries                           25,612            --       202,510            --      (228,122)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total assets                                  $ 411,218     $  13,112     $ 200,042     $ 323,054     $(293,017)    $ 654,409
                                                  =========     =========     =========     =========     =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings and current maturities
    of long-term debt                             $     416     $      --     $   1,450     $   7,669     $      --     $   9,535
  Accounts payable                                   17,986         2,410            --        36,626          (790)       56,232
  Accrued liabilities                                30,205           368         2,034        18,390            --        50,997
  Due to subsidiaries                                    --            --        43,847            --       (43,847)           --
  Due to parent                                          --         8,927         1,828         9,490       (20,245)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current liabilities                        48,607        11,705        49,159        72,175       (64,882)      116,764
Long-term debt, less current maturities             348,166            --       125,000        40,993            --       514,159
Other noncurrent liabilities                         44,021         1,665            --         7,376            --        53,062
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities                               440,794        13,370       174,159       120,544       (64,882)      683,985
Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                   0            --            --            --            --             0
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                  --             1            --            --            (1)           --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                   --            --         2,005            --        (2,005)           --
  Common stock, one nuevo sole par value,
    729,548,057 shares authorized, issued
    and outstanding                                      --            --            --       271,435      (271,435)           --
  Additional paid in capital                          5,238         1,205            --       (16,234)       15,029         5,238
  Due from parent                                        --            --            --      (102,029)      102,029            --
  Retained earnings (accumulated deficit) and
    accumulated other comprehensive loss            (34,814)       (1,464)       23,878        49,338       (71,752)      (34,814)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit)            (29,576)         (258)       25,883       202,510      (228,135)      (29,576)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities and shareholders'
      equity (deficit)                            $ 411,218     $  13,112     $ 200,042     $ 323,054     $(293,017)    $ 654,409
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
                                                  =========     =========     =========     =========     =========     =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                  $     396     $      --     $   1,382     $  13,046     $      --     $  14,824
  Accounts payable                                   19,043         2,011            --        32,719          (349)       53,424
  Accrued liabilities                                29,186           357         3,339        19,582        (1,675)       50,789
  Due to subsidiaries                                    --            --        34,667            --       (34,667)           --
  Due to parent                                          --         7,965         3,887         7,030       (18,882)           --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total current liabilities                        48,625        10,333        43,275        72,377       (55,573)      119,037
Long-term debt, less current maturities             331,183            --       125,000        42,503            --       498,686
Other noncurrent liabilities                         44,920         1,840            --         7,376            --        54,136
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities                               424,728        12,173       168,275       122,256       (55,573)      671,859
Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                   0            --            --            --            --             0
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                  --             1            --            --            (1)           --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                   --            --         2,005            --        (2,005)           --
  Common stock, one nuevo sole par value,
    729,548,057 shares authorized, issued
    and outstanding                                      --            --            --       271,435      (271,435)           --
  Additional paid in capital                          5,238         1,205            --       (16,234)       15,029         5,238
  Due from parent                                        --            --            --      (104,090)      104,090            --
  Retained earnings (accumulated deficit) and
    accumulated other comprehensive loss            (12,152)       (1,130)       25,142        46,279       (70,291)      (12,152)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total shareholders' equity (deficit)             (6,914)           76        27,147       197,390      (224,613)       (6,914)
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    Total liabilities and shareholders'
      equity (deficit)                            $ 417,814     $  12,249     $ 195,422     $ 319,646     $(280,186)    $ 664,945
                                                  =========     =========     =========     =========     =========     =========


                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED APRIL 30, 2001 (UNAUDITED)

                                                 The Company                   Doe Run
                                                  Excluding                    Cayman        Doe Run
                                                  Guarantor      Domestic    and Certain    Peru and                      The
                                                 Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations   Company
                                                 ------------   ----------   ------------  ------------  ------------  ---------
Net sales                                        $  76,396     $   5,462     $      --     $ 113,237     $  (3,495)    $ 191,600

Costs and expenses:
     Cost of sales                                  66,555         4,720            --       101,246        (1,081)      171,440
     Depletion, depreciation and amortization        4,753           396            --         2,364            --         7,513
     Selling, general and administrative             4,131           370            92         5,185        (2,425)        7,353
     Exploration                                       411            --            --            --            --           411
     Unrealized (gain)/loss on derivatives             (42)           55            --          (323)           --          (310)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
         Total costs and expenses                   75,808         5,541            92       108,472        (3,506)      186,407
                                                 ---------     ---------     ---------     ---------     ---------     ---------

         Income (loss) from operations                 588           (79)          (92)        4,765            11         5,193

Other income (expense):
     Interest expense                              (10,608)         (211)       (3,639)         (617)          209       (14,866)
     Interest income                                 3,837            --            --           112          (209)        3,740
     Other, net                                         93            (4)          (42)          (32)           --            15
     Equity in earnings of subsidiaries                541            --         4,203            --        (4,744)           --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                    (6,137)         (215)          522          (537)       (4,744)      (11,111)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
         Income (loss) before income tax
                expense (benefit)                   (5,549)         (294)          430         4,228        (4,733)       (5,918)
     Income tax expense (benefit)                       25            --          (394)           25            --          (344)
                                                 ---------     ---------     ---------     ---------     ---------     ---------

                  Net income (loss)              $  (5,574)    $    (294)    $     824     $   4,203     $  (4,733)    $  (5,574)
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


                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

                                                 The Company                  Doe Run
                                                  Excluding                   Cayman        Doe Run
                                                  Guarantor     Domestic    and Certain    Peru and                      The
                                                 Subsidiaries  Guarantors   Subsidiaries  Subsidiaries  Eliminations   Company
                                                 ------------  ----------   ------------  ------------  ------------  ---------
Net sales                                        $  75,000     $   7,440     $   3,057     $ 119,091     $  (8,411)    $ 196,177

Costs and expenses:
     Cost of sales                                  64,678         6,281            --       105,201          (799)      175,361
     Depletion, depreciation and amortization        4,726           391            --         2,182            --         7,299
     Selling, general and administrative             4,585           351         2,435         8,739        (7,668)        8,442
     Exploration                                       941            --            --            --            --           941
                                                 ---------     ---------     ---------     ---------     ---------     ---------
         Total costs and expenses                   74,930         7,023         2,435       116,122        (8,467)      192,043
                                                 ---------     ---------     ---------     ---------     ---------     ---------

         Income from operations                         70           417           622         2,969            56         4,134

Other income (expense):
     Interest expense                              (10,372)         (271)       (3,670)       (1,238)          267       (15,284)
     Interest income                                 3,792            --            --            66          (267)        3,591
     Other, net                                        263            (8)          (52)         (518)           --          (315)
     Equity in earnings of subsidiaries             (2,943)           --           948            --         1,995            --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                    (9,260)         (279)       (2,774)       (1,690)        1,995       (12,008)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
         Income (loss) before income tax
                expense                             (9,190)          138        (2,152)        1,279         2,051        (7,874)
     Income tax expense                                218            --           985           331            --         1,534
                                                 ---------     ---------     ---------     ---------     ---------     ---------
         Net income (loss)                       $  (9,408)    $     138     $  (3,137)    $     948     $   2,051     $  (9,408)
                                                 =========     =========     =========     =========     =========     =========


                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8) GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED APRIL 30, 2001 (UNAUDITED)


                                                 The Company                   Doe Run
                                                  Excluding                    Cayman        Doe Run
                                                  Guarantor      Domestic    and Certain    Peru and                      The
                                                 Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations   Company
                                                 ------------   ----------   ------------  ------------  ------------  ---------
Net sales                                        $ 149,761     $  11,221     $   1,962     $ 224,512     $  (8,631)    $ 378,825

Costs and expenses:
  Cost of sales                                    135,797         9,564            --       200,470        (1,853)      343,978
  Depletion, depreciation and amortization           9,489           791            --         4,754            --        15,034
  Selling, general and administrative                7,996           779           902        12,170        (6,779)       15,068
  Exploration                                          828            --            --            --            --           828
  Unrealized (gain)/loss on derivatives                701            (6)           --        (1,061)           --          (366)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses                       154,811        11,128           902       216,333        (8,632)      374,542
                                                 ---------     ---------     ---------     ---------     ---------     ---------

    Income (loss) from operations                   (5,050)           93         1,060         8,179             1         4,283

Other income (expense):
  Interest expense                                 (21,525)         (423)       (7,279)       (2,118)          420       (30,925)
  Interest income                                    7,579            --            --           175          (420)        7,334
  Other, net                                           495           (11)          (87)          (46)           --           351
  Equity in earnings of subsidiaries                (1,604)           --         5,120            --        (3,516)           --
                                                 ---------     ---------     ---------     ---------     ---------     ---------
                                                   (15,055)         (434)       (2,246)       (1,989)       (3,516)      (23,240)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before income tax
      expense (benefit)                            (20,105)         (341)       (1,186)        6,190        (3,515)      (18,957)
  Income tax expense (benefit)                          50            --            78           (55)           --            73
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before cumulative effect
      of change in accounting principle            (20,155)         (341)       (1,264)        6,245        (3,515)      (19,030)
    Cumulative effect of change in accounting
      principle, net of income tax benefit          (2,649)           --            --        (1,125)           --        (3,774)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Net income (loss)                            $ (22,804)    $    (341)    $  (1,264)    $   5,120     $  (3,515)    $ (22,804)
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


                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   SIX MONTHS ENDED APRIL 30, 2000 (UNAUDITED)

                                              The Company                   Doe Run
                                               Excluding                    Cayman        Doe Run
                                               Guarantor      Domestic    and Certain    Peru and                      The
                                             Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations    Company
                                             ------------   ----------   ------------  ------------  ------------   ---------
Net sales                                     $ 156,942     $  14,189     $   6,530     $ 243,861     $ (19,011)    $ 402,511

Costs and expenses:
  Cost of sales                                 133,482        12,192            --       213,831        (3,027)      356,478
  Depletion, depreciation and amortization        9,680           782            --         4,402            --        14,864
  Selling, general and administrative             9,008           633         4,930        17,962       (15,967)       16,566
  Exploration                                     1,541            --            --            --            --         1,541
                                              ---------     ---------     ---------     ---------     ---------     ---------
    Total costs and expenses                    153,711        13,607         4,930       236,195       (18,994)      389,449
                                              ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss)  from operations                3,231           582         1,600         7,666           (17)       13,062

Other income (expense):
  Interest expense                              (20,549)         (523)       (7,347)       (2,522)          516       (30,425)
  Interest income                                 7,577            --            --           158          (516)        7,219
  Other, net                                        648           (12)          (56)         (464)           --           116
  Equity in earnings of subsidiaries             (2,153)           --         5,089            --        (2,936)           --
                                              ---------     ---------     ---------     ---------     ---------     ---------
                                                (14,477)         (535)       (2,314)       (2,828)       (2,936)      (23,090)
                                              ---------     ---------     ---------     ---------     ---------     ---------
    Income (loss) before income tax
      expense (benefit)                         (11,246)           47          (714)        4,838        (2,953)      (10,028)
  Income tax expense (benefit)                      435            --         1,469          (251)           --         1,653
                                              ---------     ---------     ---------     ---------     ---------     ---------
    Net income (loss)                         $ (11,681)    $      47     $  (2,183)    $   5,089     $  (2,953)    $ (11,681)
                                              =========     =========     =========     =========     =========     =========


                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

           CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED APRIL 30, 2001 (UNAUDITED)

                                                The Company                   Doe Run
                                                 Excluding                    Cayman        Doe Run
                                                 Guarantor      Domestic    and Certain    Peru and                      The
                                                Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations   Company
                                                ------------   ----------   ------------  ------------  ------------  ---------
Net cash provided by (used in)
  operating activities                           $ (8,996)     $   (962)     $ (2,001)     $ 19,131      $ (3,516)     $  3,656
Cash flows from investing activities:
  Purchases of property, plant and equipment       (7,470)           --            --        (6,364)           --       (13,834)
  Investment in subsidiaries                        1,604            --        (5,120)           --         3,516            --
                                                 --------      --------      --------      --------      --------      --------
    Net cash provided by (used in)
      investing activities                         (5,866)           --        (5,120)       (6,364)        3,516       (13,834)
Cash flows from financing activities:
  Proceeds from (payments on) revolving
    loans and short-term borrowings, net           16,794            --            --        (5,816)           --        10,978
  Payments on long-term debt                         (194)           --            --        (1,817)           --        (2,011)
  Payment of deferred financing costs                (375)           --            --            --            --          (375)
  Due to/due from parent/subsdiaries               (1,363)          962         7,121        (6,720)           --            --
                                                 --------      --------      --------      --------      --------      --------
    Net cash provided by (used in)
      financing activities                         14,862           962         7,121       (14,353)           --         8,592
                                                 --------      --------      --------      --------      --------      --------
    Net decrease in cash                               --            --            --        (1,586)           --        (1,586)

Cash at beginning of period                            --            --            45         8,250            --         8,295
                                                 --------      --------      --------      --------      --------      --------
Cash at end of period                            $     --      $     --      $     45      $  6,664      $     --      $  6,709
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED APRIL 30, 2000 (UNAUDITED)


                                                The Company                   Doe Run
                                                 Excluding                    Cayman        Doe Run
                                                 Guarantor      Domestic    and Certain    Peru and                      The
                                                Subsidiaries   Guarantors   Subsidiaries  Subsidiaries  Eliminations   Company
                                                ------------   ----------   ------------  ------------  ------------  ---------
Net cash provided by (used in)
  operating activities                           $(10,170)     $   (958)     $ (1,597)     $ 11,953      $ (2,936)     $ (3,708)
Cash flows from investing activities:
  Purchases of property, plant and equipment       (3,169)         (309)           --       (12,273)           --       (15,751)
  Investment in subsidiaries                        2,153            --        (5,089)           --         2,936            --
                                                 --------      --------      --------      --------      --------      --------
    Net cash provided by (used in)
      investing activities                         (1,016)         (309)       (5,089)      (12,273)        2,936       (15,751)
Cash flows from financing activities:
  Proceeds from revolving loans
    and short-term borrowings, net                 11,747            --            --        16,784            --        28,531
  Payments on long-term debt                         (174)           --            --        (1,620)           --        (1,794)
  Due to/due from parent/subsdiaries               (5,824)        2,126         6,692        (2,994)           --            --
                                                 --------      --------      --------      --------      --------      --------
    Net cash provided by
      financing activities                          5,749         2,126         6,692        12,170            --        26,737
                                                 --------      --------      --------      --------      --------      --------
    Net increase (decrease) in cash                (5,437)          859             6        11,850            --         7,278

Cash at beginning of period                         7,197        (1,347)           39         3,997            --         9,886
                                                 --------      --------      --------      --------      --------      --------
Cash at end of period                            $  1,760      $   (488)     $     45      $ 15,847      $     --      $ 17,164
                                                 ========      ========      ========      ========      ========      ========


                               DOE RUN PERU S.R.L.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    APRIL 30,       OCTOBER 31,
                                                      2001             2000
                                                    ---------       -----------
                                                   (UNAUDITED)
                                     ASSETS
Current assets:
  Cash                                              $   6,664       $   8,250
  Trade accounts receivable, net of
    allowance for doubtful accounts                    30,687          25,425
  Inventories                                          70,709          67,364
  Prepaid expenses and other current assets            20,604          36,389
  Net deferred tax assets                               4,463           2,626
  Due from parent                                      43,847          34,667
                                                    ---------       ---------
    Total current assets                              176,974         174,721

Property, plant and equipment, net                    140,386         138,035
Net deferred tax assets                                 3,425           4,598
Other noncurrent assets, net                            2,269           2,292
                                                    ---------       ---------
    Total assets                                    $ 323,054       $ 319,646
                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                    $   7,669       $  13,046
  Accounts payable                                     36,626          32,719
  Accrued liabilities                                  18,390          19,582
  Due to parent                                         9,490           7,030
                                                    ---------       ---------
    Total current liabilities                          72,175          72,377

Long-term debt, less current maturities                40,993          42,503
Other noncurrent liabilities                            7,376           7,376
                                                    ---------       ---------
    Total liabilities                                 120,544         122,256

Shareholders' equity:

  Common stock, one nuevo sole par value,
    729,548,057 shares authorized, issued
    and outstanding                                   271,435         271,435
  Additional paid in capital                          (16,234)        (16,234)
  Due from parent                                    (102,029)       (104,090)
  Foreign currency translation adjustment             (22,971)        (20,910)
  Retained earnings                                    72,309          67,189
                                                    ---------       ---------
    Total shareholders' equity                        202,510         197,390
                                                    ---------       ---------
    Total liabilities and shareholders' equity      $ 323,054       $ 319,646
                                                    =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS                     SIX MONTHS
                                                                    ENDED APRIL 30,                 ENDED APRIL 30,
                                                              -------------------------       -------------------------
                                                                2001            2000            2001            2000
                                                              ---------       ---------       ---------       ---------
Net sales                                                     $ 113,237       $ 119,091       $ 224,512       $ 243,861

Costs and expenses:
     Cost of sales                                              101,246         105,201         200,470         213,831
     Depreciation and amortization                                2,364           2,182           4,754           4,402
     Selling, general and administrative                          5,185           8,739          12,170          17,962
     Unrealized gain on derivative financial instruments           (323)             --          (1,061)             --
                                                              ---------       ---------       ---------       ---------
         Total costs and expenses                               108,472         116,122         216,333         236,195
                                                              ---------       ---------       ---------       ---------
         Income from operations                                   4,765           2,969           8,179           7,666

Other income (expense):
     Interest expense                                              (617)         (1,238)         (2,118)         (2,522)
     Interest income                                                112              66             175             158
     Other, net                                                     (32)           (518)            (46)           (464)
                                                              ---------       ---------       ---------       ---------
                                                                   (537)         (1,690)         (1,989)         (2,828)
                                                              ---------       ---------       ---------       ---------
         Income before income tax expense (benefit)               4,228           1,279           6,190           4,838

Income tax expense (benefit)                                         25             331             (55)           (251)
                                                              ---------       ---------       ---------       ---------
         Income before cumulative effect
              of change in accounting principle                   4,203             948           6,245           5,089
         Cumulative effect of change in accounting
                principle, net of income tax benefit                 --              --          (1,125)             --
                                                              ---------       ---------       ---------       ---------
         Net income                                           $   4,203       $     948       $   5,120       $   5,089
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

                               DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                          SIX MONTHS
                                                                        ENDED APRIL 30,
                                                                     -----------------------
                                                                       2001           2000
                                                                     --------       --------
Net cash provided by  operating activities                           $ 19,131       $ 11,953
Cash flows from investing activities:
      Purchases of property, plant and equipment                       (6,364)       (12,273)
                                                                     --------       --------
            Net cash used in investing activities                      (6,364)       (12,273)
Cash flows from financing activities:
      Proceeds from (payments on) revolving loans
         and short-term borrowings, net                                (5,816)        16,784
      Payments on long-term debt                                       (1,817)        (1,620)
      Loans with parent                                                (6,720)        (2,994)
                                                                     --------       --------
            Net cash provided by (used in) financing activities       (14,353)        12,170
                                                                     --------       --------
            Net increase (decrease) in cash                            (1,586)        11,850

Cash at beginning of period                                             8,250          3,997
                                                                     --------       --------
Cash at end of period                                                $  6,664       $ 15,847
                                                                     --------       --------


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  BASIS OF PRESENTATION

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2001 and results of operations for the three and six month periods ended April 30, 2001 and 2000. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

     Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued by the Financial Accounting Standards Board in June 1998, and amended by Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133, issued in June 2000 (collectively, FAS 133). Under FAS 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is changes in fair values, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is changes in cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

     The Company adopted FAS 133 beginning November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of FAS 133 resulted in a net transition loss of $1,125, net of income tax benefit of $480.

(3)  INVENTORIES

                                                   APRIL 30,     OCTOBER 31,
                                                     2001           2000
                                                  -----------    -----------
                                                  (UNAUDITED)
     Refined metals and concentrate for sale      $ 3,050        $ 2,307
     Metals and concentrate in process             48,141         45,753
     Materials, supplies and spare parts           19,518         19,304
                                                  -------        ---------
                                                  $70,709        $67,364
                                                  =======        ++=======

     Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $538 and $250 at April 30, 2001 and October 31, 2000, respectively.

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(4)  DEBT

     A capital lease for computer equipment caused property, plant and equipment and long term debt to increase by $746 during the quarter ended April 30, 2001.

(5)  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

     The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of April 30, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

     The Company's open derivative financial instruments at April 30, 2001 were:

          SOLD (PURCHASED) FUTURES CONTRACTS (numbers not in thousands)

                                                                                  FAIR MARKET
          METAL                QUANTITY                  PRICE RANGE                 VALUE                PERIOD
     ---------------     -------------------    ----------------------------    ---------------     -------------------------
     Copper                   (1,512) tons       $1,633/ton to $$1,777/ton      $   (494,593)       May  01 to Jul. 01
     Lead                      1,874  tons      $437.26/ton to $439.98/ton           (11,237)       May  01 to Dec. 01
     Silver                 (159,000) oz.         $4.85/oz. to $6.42/oz.            (346,403)       Jun. 01

          SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                  FAIR MARKET
          METAL                QUANTITY                  PRICE RANGE                 VALUE                PERIOD
     ---------------     -------------------    ----------------------------    ---------------     -------------------------
     Copper                   14,378 tons        $1,600/ton to $1,737/ton       $    (84,653)       May 01 to Oct. 01
     Silver                  332,683 oz.          $5.05/oz. to $5.22/oz.             (24,614)       May 01 to Oct. 01
     Gold                      5,851 oz.        $285.26/oz. to $290.75/oz.           (32,622)       May 01 to Aug. 01

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


          SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                  FAIR MARKET
          METAL                QUANTITY                  PRICE RANGE                 VALUE                PERIOD
     ---------------     -------------------    ----------------------------    ---------------     -------------------------
     Copper                      613 tons               $1,640/ton              $    (58,943)       Jun. 01
     Lead                     11,905 tons                $440/ton                   (219,605)       May  01 to Dec. 01
     Zinc                      2,205 tons          $967/ton to $975/ton             (202,761)       Jun. 01 to Aug. 01
     Silver                  200,521 oz.               $5.05/oz.                     (60,844)       Aug. 01
     Gold                      3,372 oz.        $285.26/oz. to $296.23/oz.           (21,127)       Jun. 01 to Aug. 01

     At April 30, 2001, the Company had recorded a liability of $1,556 related to the fair market values of these instruments. To affect this balance, the Company recorded the transition adjustment discussed in Note 2 and a gain of $1,061, net of the effect of balances of deferred option premiums and options at fair market value previously recorded on the balance sheet.

(6)  RELATED PARTY TRANSACTIONS

     Effective November 1, 2000, the Company terminated all previously existing agreements for services with Doe Run Mining S.R.L and the Doe Run Resources Corporation and replaced them with a Hedging Services Contract and an International Sales Agency Services Contract with the Doe Run Resources Corporation. Under the Hedging Services Contract, the Company will pay to the Doe Run Resources Corporation $42 per month for trading and hedging services. Under the International Sales Agency Services Contract, the Company will pay a commission of 2 1/4% of foreign sales to the Doe Run Resources Corporation. The Contracts cover an initial term of two years, and are annually renewable thereafter. Amounts expensed in the three and six months ended April 30, 2001 were $2,425 and $4,817, respectively, under the new Hedging Services Contract and the International Sales Agency Services Contract. Amounts expensed under the previous agreements for the three and six months ended April 30, 2000 totaled $4,611 and $9,437, respectively.

(7)  SUBSEQUENT EVENT

     In May 2001, shareholders approved the merger of Doe Run Peru with its parent, Doe Run Mining S.R.L. effective June 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

RESULTS OF OPERATIONS

     The Company reported a net loss of $5.6 million for the three months ended April 30, 2001 (the 2001 quarter) compared to a net loss of $9.4 million for the three months ended April 30, 2000 (the 2000 quarter). The Company's U.S. operations reported a net loss of $8.8 million (excluding intercompany fees and eliminations of $2.4 million) for the 2001 quarter compared to a net loss of $10.9 million excluding intercompany fee revenue of $4.6 million) in the 2000 quarter, reflecting the effects of increased LME lead prices and lower administrative and exploration expenses, partially offset by lower premiums for lead metal and lower realized prices for zinc concentrates. Peruvian operations had net income of $3.2 million (excluding intercompany fees and eliminations of $2.4 million) in the 2001 quarter compared to net income of $1.5 million (excluding intercompany fees and eliminations of $4.6 million) in the 2000 quarter. An income tax benefit in the 2001 quarter accounts for most of the increase in Peruvian net income. The effects of lower copper, zinc, silver and gold prices were offset by lower production costs and lower selling and administrative, interest and other expenses.

     The Company reported a net loss of $22.8 million for the six months ended April 30, 2001 (the 2001 period) compared to a net loss of $11.7 million for the six months ended April 30, 2000 (the 2000 period). The Company's U.S. operations reported a net loss of $26.4 million (excluding intercompany fees and eliminations of $4.8 million) for the 2001 period compared to a net loss of $18.9 million (excluding intercompany fee revenue of $9.4 million) for the 2000 period. The implementation of Statement of Financial Accounting Standards No. 133 -Accounting for Derivative Instruments and Hedging (FAS 133), increased the net loss $3.4 million. The remainder of the change is primarily due to lower premiums for lead metal, lower realized prices for zinc concentrates and increased production costs, partially offset by higher LME lead prices and lower administrative and exploration expenses. See "Item 1. Financial Statements -
Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133. Peruvian operations generated net income of $3.6 million for the 2001 period (excluding intercompany fees of $4.8 million) compared to net income of $7.3 million (excluding intercompany fees and eliminations of $9.4 million) for the 2000 period. The decrease in Peruvian net income was primarily due to lower treatment charges received, which includes price participation resulting from the lower LME zinc price. This decline was partially offset by improved results from the Cobriza mining operation and the income tax benefit discussed above.

     The Company's results for the quarter and the six months ended April 30, 2001 reflect an increase in the market price of lead and declines in the market prices of zinc and silver. The market price of copper was lower during the 2001 quarter, but slightly higher for the 2001 period, compared to the prior year. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                         Three Months Ended             Six Months Ended
                                             April 30,                    April 30,
                                     -----------------------       -----------------------
                                       2001           2000           2001           2000
                                     --------       --------       --------       --------
     AVERAGE PRICES
       Lead ($/short ton)              447.20     $   398.40     $   436.40     $   415.20
       Copper ($/short ton)          1,564.20       1,580.80       1,603.20       1,596.40
       Zinc ($/short ton)              906.20       1,009.00         930.00       1,034.80
       Silver ($/troy ounce)             4.44           5.12           4.55           5.15


     The average market price, determined on the London Metal Exchange (LME), for refined lead was $436.40 per ton in the 2001 period. Over the past three years the LME lead price has declined as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. During the second and third quarters of fiscal 2000 lead prices declined to near historic lows. Although lead prices in the first half of 2001 have improved modestly, compared to the prior year, they remain substantially below the ten-year average.

     Management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted beginning in 2001 through 2006. This should significantly reduce western world production and bring about a deficit in supply versus demand. In publications issued in December 2000 and January 2001, international commodity consultants forecasted higher annual average lead prices for the years 2002 through 2005.

     Low metal prices, primarily lead and zinc, contributed to the operating loss generated by the Company's U.S. operations in the second quarter and the six months ended April 30, 2001. The Company has implemented changes to its operations in an effort to mitigate the impact of low metal prices. These actions, which are described below, are expected to reduce certain costs, and achieve certain operating efficiencies resulting in lower production cost and improved margins. However, prices sustained at these levels, or decreasing further, are likely to result in the continuation of operating losses for the Company's U.S. operations.

     The following table sets forth the Company's production statistics for the periods indicated:

                                                              Three Months Ended            Six Months Ended
                                                                   April 30,                  April 30,
                                                             --------------------       ---------------------
                                                              2001          2000         2001          2000
                                                             ------        ------       -------       -------
     U.S. OPERATIONS
       Lead metal - primary (short tons)                     86,164        91,417       169,359       190,623
       Lead metal - secondary (short tons)                   35,678        36,936        75,433        69,538
       Lead concentrates (metal content, short tons)         81,787        87,669       162,786       166,860
       Ore Grade                                               5.95%         5.99%         6.08%         5.73%

     PERUVIAN OPERATIONS
       Refined copper (short tons)                           17,776        18,089        35,725        36,438
       Refined lead (short tons)                             32,624        32,413        65,906        64,893
       Refined zinc (short tons)                             21,388        21,206        43,236        42,655
       Refined silver (thousands of troy ounces)              8,539         8,588        17,068        17,346
       Refined gold (thousands of troy ounces)                   22            20            42            50
       Copper concentrates (metal content, short tons)        4,302         5,620         8,751        11,324
       Ore Grade                                               1.05%         0.86%         1.06%         0.87%

     The Company's U.S. mining operations have reduced ore production compared to prior year in an effort to increase grade and decrease unit production costs. Primarily due to these changes in mining plans, ore production was scaled back approximately 98,000 tons or 6% for the 2001 quarter and 247,000 tons or 8% for the 2001 period, compared to the prior year. Despite slightly lower ore grade in the 2001 quarter compared to the 2000 quarter, the grade in the 2001 period improved more than 6% compared to the prior year. Production of lead metal contained in concentrates was lower in both the 2001 quarter and period due to the reduced ore production.

     On March 7, 2001, in response to continued poor lead metal market conditions, the Company announced production changes at its U.S. primary lead operations. These changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance. The improvement should result from reduced production costs and enhanced product mix as the smelters focus on producing specialty and alloy products. As a result of these actions, the Company's Herculaneum primary smelter is scheduled to cut its annual refined metal production rate by 80,000 tons from 250,000 to 170,000 tons by reducing blast furnace and sinter plant operating time. The Company will also reduce purchases of lead concentrates as well as production of concentrates at its southeast Missouri mining operations. In May, the Company placed its No. 29 mine on care and maintenance and plans to mine out its No. 28 mine by the end of 2001. The Company will also reduce total concentrate production at its other five mines. These production changes resulted in a workforce reduction of approximately 200 employees, which was completed in early May.

     The cost of severance benefits and outplacement services provided to certain employees of approximately $0.8 million was accrued during the second quarter and will be paid over 12 months beginning in May 2001. The estimated cost of closing the No. 28 mine, the Viburnum mill and related surface structures and tailings areas of approximately $0.6 million has been previously accrued over the operating life of the mine. These closure activities will be performed as personnel and funds are available.

     The changes described above did not impact primary smelter production during the 2001 period as the Herculaneum smelter did not move to the 170,000 ton annual production rate until the beginning of the third quarter. However, primary production decreased 6% for the quarter and 11% for the 2001 period due to production problems at both primary smelters during the period. At the Herculaneum smelter, poor performance of the backup furnace during scheduled maintenance, multiple cooling system failures due to poor water quality, and poor coke quality caused outages and caused the furnaces to run slowly for much of the period. As a result, production was approximately 6,000 tons, or 10% lower for the 2001 quarter and 16,300 tons, or 13% lower for the 2001 period compared to 2000. The scheduled maintenance is complete and the water quality problem has been resolved. The problem with coke quality is improving, but has not been completely resolved. The Company is working with its primary vendor to correct the coke quality. In addition, it is purchasing some of its coke from other suppliers. While not yet running at peak efficiency, Herculaneum's furnaces are operating well enough to achieve the 170,000 annual production rate.

     The Company's Glover primary smelter was forced to shut down four times during the period due to mechanical failures of cooling system components and the failure of a baghouse fan motor. In addition, Glover was faced with the same coke quality problem as Herculaneum. Despite these problems, production at Glover for the 2001 quarter was about 2% better than the 2000 quarter when the structural failure of a storage hopper caused furnace and sinter plant downtime. For the 2001 period, however, Glover's production was almost 5000 tons, or 7% less than the prior year period. The mechanical problems have been repaired and Glover has secured alternate suppliers to meet its coke requirements, resolving the coke quality problem. In recent weeks the smelter has achieved production at budgeted levels.

     Production at the Company's Buick secondary smelter for the 2001 quarter was approximately 3% less than the 2000 quarter primarily due to the scheduled replacement of the facility's blast furnace. The replacement project, originally scheduled for six weeks, was completed in only four weeks. The material feed and air control systems on the new blast furnace were redesigned, improving output by approximately 25%. As a result of this improvement, other efficiency improvements throughout the plant and the reduced downtime, production for the 2001 quarter was only 1,200 tons less than the 2000 quarter. Originally, the

Company anticipated that the production loss associated with the furnace replacement would be approximately 5,000 tons. During the first quarter, a larger burner was installed on the smelter's reverberatory furnace and modifications were made to the feed delivery system making it possible to take full advantage of the reverberatory furnace's increased capacity. In addition, operating procedures were changed in the plant's battery breaker, which eliminated bottlenecks and improved throughput by 15%, making more feed available to the furnaces. As a result of these improvements, production volume for the 2001 period increased more than 8%, compared to the 2000 period in spite of the downtime associated with the blast furnace replacement during the second quarter.

     In Peru, at the La Oroya metallurgical complex production of refined lead and zinc each were up approximately 1% for both the quarter and the 2001 period, compared to the prior year. Refined copper production declined about 2% for the quarter and the 2001 period primarily due to a one-day production interruption resulting from a mechanical failure in the copper smelter during the first quarter and to limited availability of economically suitable concentrates. Refined silver and gold production were both lower in the 2001 quarter and the 2001 period primarily due to lower metal content in the concentrate feed used.

     In May 2000, the Company implemented changes in operations at its Cobriza copper mining operation intended to improve ore grade and reduce unit production cost. The changes involved a reduction in annualized ore production of approximately 31%. Ore grade has improved since the new operating plan was implemented, from 0.86% in the second quarter of 2000 to a high of 1.07% in the first quarter of 2001. In the second quarter, Cobriza's ore grade was 1.05%, which represents a 22% increase over the 2000 quarter. Ore grade also improved 22% for the 2001 period, compared to the 2000 period. Production of metal contained in concentrates was approximately 23% lower in both the 2001 quarter and 2001 period, due to the decrease in tons of ore produced. During the 2001 quarter, a new ore zone was identified near the existing workings in the Cobriza mine. The Company is currently developing this area and drilling to determine whether measurable ore reserves can be identified. During the 2001 quarter 2% of Cobriza's ore production, or 7,600 tons with a grade of approximately 1.7% were extracted from the new ore zone. At this time it is not known whether, or for how long, the area will continue to yield ore of similar tonnages and grades.

     The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

                           RESULTS OF U.S. OPERATIONS

                                                               Three Months Ended               Six Months Ended
                                                                   April 30,                      April 30,
                                                           -------------------------       -------------------------
                                                             2001            2000            2001            2000
                                                           ---------       ---------       ---------       ---------
Net sales (a)                                              $  78,363       $  77,109       $ 154,313       $ 160,199
Costs and expenses:
  Cost of sales (a)                                           70,194          70,254         143,508         144,196
  Depletion, depreciation and amortization                     5,149           5,117          10,280          10,462
  Selling, general and administrative                          4,501           4,936           8,775           9,641
  Exploration                                                    411             941             828           1,541
  Unrealized loss on derivative financial instruments             13              --             695              --
                                                           ---------       ---------       ---------       ---------
    Total costs and expenses                                  80,268          81,248         164,086         165,840
                                                           ---------       ---------       ---------       ---------
    Loss from operations                                      (1,905)         (4,139)         (9,773)         (5,641)
Other income (expense)
  Interest expense                                           (10,610)        (10,376)        (21,528)        (20,556)
  Interest income                                              3,628           3,525           7,159           7,061
  Other, net                                                      89             255             484             636
                                                           ---------       ---------       ---------       ---------
                                                              (6,893)         (6,596)        (13,885)        (12,859)
                                                           ---------       ---------       ---------       ---------
    Loss before income tax expense and cumulative
      effect of change in accounting principle                (8,798)        (10,735)        (23,658)        (18,500)
Income tax expense                                                25             218              50             435
                                                           ---------       ---------       ---------       ---------
    Loss before cumulative effect of change in
      accounting principle                                    (8,823)        (10,953)        (23,708)        (18,935)
Cumulative effect of change in accounting principle               --              --          (2,649)             --
                                                           ---------       ---------       ---------       ---------
Net loss                                                   $  (8,823)      $ (10,953)      $ (26,357)      $ (18,935)
                                                           =========       =========       =========       =========

(a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

    Net Sales                                              $   2,941       $   4,611       $   5,333       $   9,437
    Cost of sales                                                516              --             516              --

SALES VOLUMES (SHORT TONS)
  Lead metal                                                 106,487         103,289         210,877         211,547
  Zinc concentrates                                           25,287          25,218          49,756          47,709
  Copper concentrates                                          2,245           3,626           3,822           7,505

REALIZED PRICES ($/SHORT TON)(b)
  Lead metal                                               $  537.38       $  511.12       $  533.30       $  527.13
  Zinc concentrates                                           286.27          337.85          287.48          353.39
  Copper concentrates                                         243.21          295.64          270.80          290.21

(b) Net realized prices for metals, concentrates, and by-products include the effects of in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS

                                                                Three Months Ended                Six Months Ended
                                                                     April 30,                       April 30,
                                                             -------------------------       -------------------------
                                                               2001             2000           2001            2000
                                                             ---------       ---------       ---------       ---------
Net sales (a)                                                $ 113,237       $ 119,068       $ 224,512       $ 242,312
Costs and expenses:
  Cost of sales (a)                                            101,246         105,107         200,470         212,282
  Depreciation and amortization                                  2,364           2,182           4,754           4,402
  Selling, general and administrative (a)                        2,852           3,506           6,293           6,925
  Unrealized gain on derivative financial instruments             (323)             --          (1,061)             --
                                                             ---------       ---------       ---------       ---------
    Total costs and expenses                                   106,139         110,795         210,456         223,609
                                                             ---------       ---------       ---------       ---------
    Income from operations                                       7,098           8,273          14,056          18,703
Other income (expense):
  Interest expense                                              (4,256)         (4,908)         (9,397)         (9,869)
  Interest income                                                  112              66             175             158
  Other, net                                                       (74)           (570)           (133)           (520)
                                                             ---------       ---------       ---------       ---------
                                                                (4,218)         (5,412)         (9,355)        (10,231)
                                                             ---------       ---------       ---------       ---------
  Income before income tax expense (benefit) and
    cumulative effect of change in accounting principle          2,880           2,861           4,701           8,472
Income tax expense (benefit)                                      (369)          1,316              23           1,218
                                                             ---------       ---------       ---------       ---------
  Income before cumulative effect of change in
    accounting principle                                         3,249           1,545           4,678           7,254
Cumulative effect of change in accounting principle                 --              --          (1,125)             --
                                                             ---------       ---------       ---------       ---------
Net income                                                   $   3,249       $   1,545       $   3,553       $   7,254
                                                             =========       =========       =========       =========

(a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have have been excluded from the results presented above are as follows:

  Net sales                                                  $      --       $      23       $      --       $   1,549
  Cost of sales                                                     --              94              --           1,549
  Selling, general and administrative                            2,425           4,611           4,817           9,437

SALES VOLUMES
  Copper (short tons)                                           18,072          18,719          35,340          36,527
  Lead (short tons)                                             33,299          33,057          66,116          61,146
  Zinc (short tons)                                             22,111          20,250          43,254          40,132
  Silver (thousands of troy ounces)                              8,791           8,476          16,946          17,200
  Gold bullion (thousands of troy ounces)                           22              20              42              50
REALIZED PRICES
  Copper ($/short ton)                                       $1,576.72       $1,581.61       $1,608.33       $1,594.66
  Lead ($/short ton)                                            463.23          408.71          450.98          419.49
  Zinc ($/short ton)                                            925.23        1,088.63          947.36        1,089.64
  Silver  ($/troy ounce)                                          4.48            5.12            4.58            5.16
  Gold bullion  ($/troy ounce)                                  260.55          285.57          263.61          288.97

(b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

     Results of operations for the three months and the six months ended April 30, 2001 and 2000 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

     NET SALES in the 2001 quarter were $191.6 million compared to $196.2 million in the 2000 quarter. A decrease of $5.8 million is attributable to Peruvian operations. U.S. net sales increased $1.2 million in the 2001 quarter, compared to the 2000 quarter, primarily due to higher realized prices for and increased volume of lead metal, partially offset by lower realized prices for zinc concentrates and a decrease in sales by the Company's fabricated products subsidiary (FPI). The average LME lead price for the 2001 quarter was 12% higher than the 2000, but premiums were lower due to increasingly competitive conditions in the U.S. market. As a result, the average realized price for lead metal improved by 5%, increasing net sales by $2.8 million. Lead metal sales volume increased 3% in the 2001 quarter, compared to the prior year, adding $1.6 million to net sales. Due to a 10% decrease in the LME zinc price and less favorable results from hedging activities, the net realized price for zinc concentrates declined 15% in the 2001 quarter, compared to the 2000 quarter, reducing net sales by $1.3 million. Copper concentrate sales were $0.5 million lower in the 2001 quarter primarily due to reduced production volume. Other sales in the 2001 quarter were $1.5 million less than the prior year primarily due to reduced demand for oxide and anodes sold by FPI.

     Net sales for the 2001 period were $378.8 million compared to $402.5 million for the 2000 period. A decrease of $17.8 million is attributable to Peruvian operations. U.S. net sales decreased $5.9 million in the 2001 period, compared to the 2000 period, primarily due to reduced sales of zinc concentrates, by products and lower sales by FPI. Lead metal net sales increased $0.9 million for the 2001 period as the increased LME average price was partially offset by lower premiums and slightly lower sales volume. The reduced premiums and volume reflects somewhat weaker overall demand compared to the prior year, primarily due to slower new car sales, which reduced the demand for original equipment automotive batteries and a significant drop in demand for uninterruptible power supply batteries for the telecommunications industry. Zinc concentrate net sales were $2.6 million lower in the 2001 period, compared to the 2001 period, primarily due to the factors discussed above. Other sales were $3.1 million less than the prior year primarily due to reduced sales by FPI and reduced sales of silver by products, resulting from somewhat lower volumes and a 12% decrease in the average market silver price.

     COST OF SALES for the 2001 quarter was $171.4 million compared to $175.4 million for the 2000 quarter. Of this decrease, $3.9 million is attributable to Peruvian operations. U.S. cost of sales for the 2001 quarter and the 2000 quarter were approximately the same. Higher lead metal sales volume increased cost of sales by $1.7 million and severance costs associated with the personnel reductions at the mining and Herculanuem smelting operations increased cost by $0.8 million. Offsetting these increases were lower costs resulting from lower sales volume at FPI as well as a $1.2 million adjustment of property tax expense at the Herculanuem smelter, resulting from the settlement of a multi-year property tax dispute, which was recognized in the 2001 quarter. Lead metal unit production costs, excluding the property tax settlement and severance costs, were slightly lower in the 2001 quarter, compared to the 2000 quarter, despite an increase in energy costs of just over $1.0 million, due to the Company's efforts to contain costs.

     Cost of sales for the 2001 period was $344.0 million compared to $356.5 million for the 2000 period. Of this decrease, $11.8 million is attributable to Peruvian operations. U.S. cost of sales for the 2001 period was $0.7 million less than the 2000 period. Volume changes, primarily reduced volumes at FPI and lower lead metal and copper concentrate sales volumes reduced cost of sales by $3.3 million. The property tax settlement discussed above accounted for another $1.2 million decrease. These decreases were partially offset by the severance costs, discussed above, and increased lead metal unit production cost, which was up 2% over the prior year, increasing cost of sales $2.1 million. Reduced spending throughout the operations coupled with improved efficiency at the secondary smelter allowed the Company to limit the increase in unit cost to 2%. This was accomplished despite the impact of reduced production volumes associated with the primary smelter problems, discussed earlier, and the significant increase in energy costs. Energy costs for the 2001 period were

$2.9 million higher than the 2000 period, primarily due to price increases for natural gas and propane, which increased approximately 140% and 60%, respectively. These prices dropped significantly during the second quarter. Natural gas and propane prices fell 38% and 19% respectively from the first quarter to the second quarter of 2001, a cost reduction of $1.1 million. As a result, these prices are currently in line with planned prices.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $1.1 million for the 2001 quarter and $1.5 million for the 2001 period, compared to the prior year. Peruvian operations accounted for decreases of $0.7 million for the quarter and $0.6 million for the period. The decreases in selling, general and administrative expenses for U.S. operations of $0.4 million for the quarter and $0.9 million for the period are primarily due to reduced legal and consulting fees, salary and benefit expenses and travel costs. Legal fees were down approximately $0.4 million for the quarter and $0.5 million for the 2001 period, compared to the prior year, primarily due to reduced activity on a case that was being prepared for trial in the 2000 quarter. The other expense reductions are primarily the result of continuing efforts to reduce expenses in light of current economic conditions.

     EXPLORATION expense decreased $0.5 million for the 2001 quarter and $0.7 million for the 2001 period, compared to the prior year. For both quarter and the period, all of the reduction is attributable to U.S. operations. All drilling and fieldwork has been suspended on the Company's Missouri and South African exploration properties in an effort to conserve cash.

     UNREALIZED GAIN ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains relating to Peruvian operations were offset by losses relating to U.S. operations. Losses in the U.S. resulted from the effect of falling zinc and copper prices on purchased futures contracts at April 30, 2001.

     INCOME FROM OPERATIONS for the 2001 quarter was $5.2 million compared $4.1 million for the 2000 quarter. For the 2001 period, operating income was $4.3 million compared to $13.1 million for the 2000 period. Decreases of $1.2 million for the quarter and $4.6 million for the period are attributable to Peruvian operations. In the U.S., operating losses were $2.2 million lower for the 2001 quarter and $4.1 million higher for the 2001 period, compared to the prior year, primarily due to the factors discussed above.

     INCOME TAX EXPENSE for the 2001 quarter primarily reflects the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133.

RESULTS OF PERUVIAN OPERATIONS

     NET SALES for 2001 quarter decreased $5.8 million, compared to 2000 quarter, primarily due to lower realized prices for silver and zinc, partially offset by increased sales volumes. Due to lower market prices, the Company's realized price for silver fell 13% from the 2000 quarter to the 2001 quarter, reducing net sales $5.7 million. The LME price for zinc declined 10% in the 2001 quarter, compared to the 2000 quarter and premiums were also significantly weaker. As a result, the net realized price for refined zinc was 15% lower in the 2001 quarter, reducing net sales by $3.6 million. Lower volumes of refined copper and by products reduced net sales another $2.8 million. These decreases were partially offset by the impact of higher lead prices, which increased net sales by $1.8 million, and increased sales volumes of zinc, silver and gold, which increased net sales $4.1 million. A rockslide that interrupted transportation to the port, delaying shipments during the last week of January caused sales to be shifted into the second quarter. As a result, silver and gold sales volumes were higher in the 2001 quarter, compared to the 2000 quarter, despite the reduced production of these metals discussed earlier.

     Net sales for the 2001 period were $17.8 million less than the 2000 period primarily due to lower realized prices for silver, zinc, and gold and lower sales volumes for refined copper and by products, partially offset by increased sales volumes for lead and zinc and higher lead prices. Silver prices declined 11% in the 2001 period, compared to the 2000 period, reducing net sales $9.9 million. The net realized price for zinc was 13% lower in the 2001 period, reducing net sales by $6.2 million. Lower prices for gold and by products decreased net sales $1.8 million. Lower sales volumes for copper, silver, gold and by products reduced net sales another $8.9 million These reductions were partially offset by higher realized prices for lead metal, which increased net sales by $2.1 million, and increased sales volumes of lead and zinc, which increased net sales $5.5 million.

     COST OF SALES for the 2001 quarter was $101.2 million, compared to $105.1 million for the 2000 quarter. The sales volume changes, discussed above, decreased cost of sales $0.5 million. Changes in unit production costs, which declined for all metals except lead, accounted for a $3.5 million reduction in cost of sales in the 2001 quarter, compared to the 2000 quarter. Unit costs declined, primarily due to lower feed costs, which reflected the impact of lower metal prices, partially offset by lower treatment charges, including price participation resulting from the decrease in zinc prices. In addition, production costs at Cobriza were lower, primarily due to improved grade and conversion costs at La Oroya were somewhat lower, primarily due to the Company's efforts at cost containment.

     Cost of sales for the 2001 period declined $11.8 million compared to the 2000 period. Lower sales volume for copper, silver, gold and by products, partially offset by increased lead and zinc volumes account for $5.0 million of the decrease. Changes in unit production costs, primarily due to the factors discussed above, accounted for an $8.3 million reduction in cost of sales.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $0.7 million for the 2001 quarter and $0.6 million for the 2001 period, compared to the prior year, primarily due to reduced compensation and professional fees.

     UNREALIZED GAIN ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for the 2001 quarter and period resulted from the effect of falling copper prices on sold futures contracts.

     INCOME FROM OPERATIONS decreased $1.2 million for the 2001 quarter and $4.6 million for the 2001 period, compared to the prior year, due primarily to the factors discussed above.

     INTEREST EXPENSE decreased $0.7 for the 2001 quarter and $0.5 million for the 2001 period, compared to the prior year, primarily due to lower outstanding balances on capital lease obligations and short-term bank debt and increases in capitalized interest, partially offset by increased revolver interest resulting from higher outstanding balances.

     INCOME TAXES effective rate for the quarter of (14)%, compared to the effective rate for the year ended October 31, 2000 of (19)% is due primarily to the tax effects of FAS 133 and a change in the expected impact of inflation and foreign exchange gains/losses on the Company. Benefit for the 2001 quarter reflects revisions since the first quarter in the Company's pretax and taxable income projections.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of April 30, 2001, $41.7 million, exclusive of $7.5 million of letters of credit, was outstanding under the Doe Run Revolving Credit Facility. On January 26, 2001, the Company entered into an amendment of the Doe Run Revolving Credit Facility, which extends the term to January 15, 2003 and establishes a reserve against calculated availability of $5.0 million. The amendment also changed the net worth requirement, established a limitation on capital expenditures in the U.S. and established requirements for earnings before interest, taxes, depreciation, depletion, amortization and adjustments made in accordance with FAS 133 (EBITDA) for U.S. operations. No other significant terms of the original agreement were amended.

     In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories. In addition the lender provides a separate line of $12.0 million for the issuance of certain classes of guarantee letters. The sum of the advances on both of these lines is limited to $42.0 million. At April 30, 2001, $33.0 million, exclusive of $2.5 million of guarantee letters, was outstanding under the Doe Run Peru Revolving Credit Facility and $1.5 million for guarantee letters was outstanding under the separate line, described above. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At April 30, 2001 $3.5 million exclusive of $8.0 million of letters of credit and customs bonds was outstanding under these arrangements.

     Net unused availability at April 30, 2001 was $7.2 million under the Doe Run Revolving Credit Facility and $4.5 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $6.7 million of cash at April 30, 2001. At May 31, 2001 availability was $2.8 million under the Doe Run Revolving Credit Facility and $7.0 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $5.7 million. On June 4, 2001 the Company received a refund of income tax prepayments from the Peruvian government of approximately $12.7 million. At the same time, the Company paid $2.7 million for certain tax liabilities. These transactions, net, effectively increased availability in Peru by approximately $10.0 million.

     In the 2001 quarter, cash provided by operating activities was $6.9 million, cash used in investing activities was $7.0 million and cash provided by financing activities was $1.9 million. For the 2001 period, cash provided by operating activities was $3.2 million, cash used in investing activities was $13.8 million and cash provided by financing activities was $9.1 million.

     The Company had capital expenditures, including equipment financed with capital leases, of $14.6 million in the 2001 period and has projected total capital expenditures of approximately $23.7 million for fiscal 2001. In the U.S., the Company had capital expenditures of $7.5 million for the 2001 period and has projected total capital expenditures of approximately $9.4 million for fiscal 2001, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $71.0 million per year on repairs and maintenance from fiscal 1996 through fiscal 2000. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. For expenditures through October 31, 2000 Centromin has approved qualifying expenditures under the investment commitment of approximately $88 million. Additional expenditures for the first six months of fiscal 2001 have not yet been approved. Peruvian operations had capital expenditures, including equipment financed with capital leases, of $7.1 million in the 2001 period and have projected capital expenditures of approximately $13.7 million for fiscal 2001, primarily for environmental improvements and to support ongoing operations.

     The Company has substantial indebtedness and debt service requirements. As of April 30, 2001, on a consolidated basis, the Company had $523.7 million of indebtedness outstanding, or $398.7 million net of the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Mining, securing indebtedness of a like amount. The Company has recently developed projections for the remainder of fiscal year 2001, which include the changes in mining and primary smelting operations, discussed previously in

"Results of Operations". These projections indicate that the Company should have sufficient liquidity to make the September 15, 2001 interest payment on its 11.25% Senior Notes due 2005, Floating Rate Notes due 2003 and 11.25% Senior Secured Notes due 2005 (the Notes) and that liquidity should be adequate for the remainder of fiscal 2001. However, if metal prices, premiums or treatment and refining charges decrease from current levels, these declines are likely to have an adverse impact on liquidity. Changes in operating results, such as production interruptions or less than expected ore grade could also adversely impact liquidity. Management will monitor liquidity closely and will reevaluate capital, exploration and maintenance spending levels and consider further changes in operations in order to maintain sufficient liquidity. In addition, the Company is currently pursuing various financing alternatives in an effort to improve its ability to meet working capital and capital investment requirements while maintaining sufficient liquidity and financial flexibility. There can be no assurance that the pursuit of these alternatives will be successful.

     The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions. The more restrictive covenants included limitations on allowable indebtedness and maintenance of minimum net worth, as defined, a limitation on capital expenditures in the U.S. and EBITDA requirements in the U.S. The indentures covering the Notes limit principal outstanding under various Peruvian working capital facilities to $60 million. The Company was in compliance with all applicable covenants at April 30, 2001.

     The ability of the Company to meet its debt service requirements and to comply with these covenants is dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

FORWARD-LOOKING STATEMENTS

     This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; availability and cost of raw materials; availability and cost of energy; effects of future collective bargaining agreements; outcome of litigation, and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has outstanding $55 million of floating interest rate senior notes on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At April 30, 2001, the effective rate was approximately 11.18%.

     In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes. See "Item 1. Financial Statements--Note 6 to the Company's Condensed Consolidated Financial Statements" for additional disclosures regarding these activities.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

     No developments since Form 10K filed January 29, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 2, 2001, DR Acquisition Corp., as sole shareholder of the Company, by unanimous written consent, re-elected Ira Leon Rennert as Chairman and sole director of the Company.

ITEM 5. OTHER INFORMATION

     On June 3, 2001 Alejandro Toledo defeated Alan Garcia in a runoff election for the presidency of Peru. The election was well managed and impartial, and was generally regarded as a return to democracy and political stability after the fall of the Fujimori regime. Mr. Garcia has conceded, and an orderly transfer of power from the interim government of Valentin Paniagua is anticipated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     None

(b)  REPORTS ON FORM 8-K.

     None filed during the quarter reported on.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE DOE RUN RESOURCES CORPORATION
                                      (Registrant)




     June 11, 2001                    /s/ Marvin K. Kaiser
     -------------                    -----------------------------------
              Date                    Marvin. K. Kaiser
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                      financial officer)