Form 10-Q
period 2001-07-31
DOE RUN RESOURCES CORP
filed 2001-09-14
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JULY 31, 2001

                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 333-66291

                        THE DOE RUN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

             NEW YORK                                           13-1255630
  (State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                            Identification No.)


       1801 PARK 270 DRIVE, SUITE 300
            ST. LOUIS, MISSOURI                                    63146
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

                                                                [ ] YES   [X] NO

Number of shares outstanding of each of the issuer's classes of common stock, as of September 14, 2001:

COMMON STOCK, $.10 PAR VALUE                                        1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets
     July 31, 2001 and October 31, 2000                                    3

Condensed Consolidated Statements of Operations
     three and nine months ended July 31, 2001 and 2000                    4

Consolidated Statements of Comprehensive Income
     nine months ended July 31, 2001 and 2000                              5

Condensed Consolidated Statements of Cash Flows
     nine months ended July 31, 2001 and 2000                              6

Notes to Consolidated Financial Statements                               7-24

                               DOE RUN PERU S.R.L

Condensed Consolidated Balance Sheets
     July 31, 2001 and October 31, 2000                                   25

Condensed Consolidated Statements of Operations
     three and nine months ended July 31, 2001 and 2000                   26

Condensed Consolidated Statements of Cash Flows
     nine months ended July 31, 2001 and 2000                             27

Notes to Condensed Consolidated Financial Statements                    28-30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      31-41

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISK                                                          42

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 42

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  42

SIGNATURES                                                                43

                        THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            JULY 31,         OCTOBER 31,
                                                                              2001               2000
                                                                           ---------         -----------
                                                                          (UNAUDITED)
                                     ASSETS

Current assets:
    Cash                                                                   $   9,240          $   8,295
    Trade accounts receivable, net of allowance for
       doubtful accounts                                                      73,542             77,018
    Inventories                                                              117,580            118,726
    Prepaid expenses and other current assets                                 21,229             40,250
    Net deferred tax assets                                                    4,431              2,592
                                                                           ---------          ---------
       Total current assets                                                  226,022            246,881
                                                                           ---------          ---------
Property, plant and equipment, net                                           267,237            275,514
Special term deposit                                                         125,000            125,000
Net deferred tax assets                                                        5,304              4,598
Other noncurrent assets, net                                                  10,153             12,952
                                                                           ---------          ---------
       Total assets                                                        $ 633,716          $ 664,945
                                                                           =========          =========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
    Short-term borrowings and current maturities of long-term debt         $   5,709          $  14,824
    Accounts payable                                                          40,120             53,424
    Accrued liabilities                                                       65,060             50,789
                                                                           ---------          ---------
       Total current liabilities                                             110,889            119,037

Long-term debt, less current maturities                                      496,621            498,686
Other noncurrent liabilities                                                  52,983             54,136
                                                                           ---------          ---------
       Total liabilities                                                     660,493            671,859

Shareholder's deficit:
    Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                                  --                 --
    Additional paid-in capital                                                 5,238              5,238
    Accumulated deficit                                                      (30,951)           (10,947)
    Accumulated other comprehensive losses                                    (1,064)            (1,205)
                                                                           ---------          ---------
       Total shareholder's deficit                                           (26,777)            (6,914)
                                                                           ---------          ---------
       Total liabilities and shareholder's deficit                         $ 633,716          $ 664,945
                                                                           =========          =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             JULY 31,                        JULY 31,
                                                                    -------------------------       -------------------------
                                                                      2001             2000           2001            2000
                                                                    ---------       ---------       ---------       ---------
Net sales                                                           $ 179,219       $ 194,788       $ 558,044       $ 597,299

Costs and expenses:
      Cost of sales                                                   153,958         175,963         497,936         532,441
      Depletion, depreciation and amortization                          7,479           7,399          22,513          22,263
      Selling, general and administrative                               6,241           7,243          21,309          23,809
      Exploration                                                         387           1,689           1,215           3,230
      Unrealized gain on derivative financial instruments              (1,477)             --          (1,843)             --
                                                                    ---------       ---------       ---------       ---------
        Total costs and expenses                                      166,588         192,294         541,130         581,743
                                                                    ---------       ---------       ---------       ---------
        Income from operations                                         12,631           2,494          16,914          15,556

Other income (expense):
      Interest expense                                                (14,972)        (15,601)        (45,897)        (46,026)
      Interest income                                                   3,956           3,613          11,290          10,832
      Other, net                                                         (238)            949             113           1,065
                                                                    ---------       ---------       ---------       ---------
                                                                      (11,254)        (11,039)        (34,494)        (34,129)
                                                                    ---------       ---------       ---------       ---------
        Income (loss) before income tax
            expense (benefit)                                           1,377          (8,545)        (17,580)        (18,573)

Income tax expense (benefit)                                           (1,582)           (173)         (1,509)          1,480
                                                                    ---------       ---------       ---------       ---------
        Income (loss) before extraordinary item and cumulative
            effect of change in accounting principle                    2,959          (8,372)        (16,071)        (20,053)

       Extraordinary item related to
            retirement of long term debt                                 (159)             --            (159)             --

        Cumulative effect of change in accounting principle,
            net of income tax benefit                                      --              --          (3,774)             --
                                                                    ---------       ---------       ---------       ---------
                  Net income (loss)                                 $   2,800       $  (8,372)      $ (20,004)      $ (20,053)
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

                        THE DOE RUN RESOURCES CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 NINE MONTHS ENDED
                                                                      JULY 31,
                                                              -----------------------
                                                                2001           2000
                                                              --------       --------
Net loss                                                      $(20,004)      $(20,053)
Unrealized gain on derivative financial instruments, net           141             --
                                                              --------       --------
      Comprehensive loss                                      $(19,863)      $(20,053)
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

                        THE DOE RUN RESOURCES CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                                  JULY 31,
                                                                           -----------------------
                                                                             2001           2000
                                                                           --------       --------
Cash flows from operating activities:
    Net loss                                                               $(20,004)      $(20,053)
    Extraordinary loss on debt retirement                                       159             --
    Cumulative effect of change in accounting principle                       4,254             --
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
        Depreciation, depletion and amortization                             22,513         22,263
        Imputed interest and amortization of deferred financing costs         2,763          2,833
        Unrealized gain on derivative financial instruments                  (1,843)            --
        Deferred income taxes                                                (2,545)          (516)
        Increase/(decrease) resulting from other changes in
            assets and liabilities:                                          22,290        (12,323)
                                                                           --------       --------
                 Net cash provided by (used in) operating activities         27,587         (7,796)

Cash flows from investing activities:
    Purchases of property, plant and equipment                              (18,386)       (25,197)
    Net proceeds from sales of assets                                         4,912             --
                                                                           --------       --------
        Net cash used in investing activities                               (13,474)       (25,197)
Cash flows from financing activities:
    Proceeds from (payments on) revolving loans and
       short term borrowings, net                                            (4,783)        32,863
    Payments on long-term debt                                               (8,010)        (2,732)
    Payment of deferred financing costs                                        (375)            --
                                                                           --------       --------
        Net cash provided by (used in) financing activities                 (13,168)        30,131
                                                                           --------       --------
        Net increase (decrease) in cash                                         945         (2,862)

Cash at beginning of period                                                   8,295          9,886
                                                                           --------       --------
Cash at end of period                                                      $  9,240       $  7,024
                                                                           ========       ========
Supplemental disclosure of cash flow information -
    Cash paid during the period for:
       Interest, net of capitalized interest                               $ 31,115       $ 30,699
                                                                           ========       ========
       Income taxes                                                        $    457       $  1,314
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2001 and results of operations for the three and nine month periods ended July 31, 2001 and 2000. Interim periods are not necessarily indicative of results to be expected for the year.

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

(3)  INVENTORIES

     Inventories consist of the following:

                                               JULY 31,     OCTOBER 31,
                                                 2001          2000
                                               --------     ----------
     Finished metals and concentrates          $ 23,243      $ 20,408
     Metals and concentrates in process          60,417        57,391
     Materials, supplies and repair parts        33,920        40,927
                                               --------     ----------
                                               $117,580      $118,726
                                               ========      ========

     Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,405 and $4,472 at July 31, 2001 and October 31, 2000, respectively.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(4)  DEBT

     On June 26, 2001, the Company retired its obligation to Boeing Capital Corporation, with proceeds from the sale of equipment securing the note. The Company incurred prepayment penalties of $314, for which it signed a noninterest-bearing note, payable in 36 monthly installments, commencing August 1, 2001. The new note was discounted to a fair value of $159.

     A capital lease for computer equipment caused property, plant and equipment, prepaid expenses and long term debt to increase by $647, $99 and $746, respectively, during the nine months ended July 31, 2001.

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

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   JULY 31,                        JULY 31,
                                                           -------------------------       -------------------------
     OPERATING SEGMENTS - REVENUES                           2001             2000           2001            2000
                                                           ---------       ---------       ---------       ---------
     Revenues from external customers:
         Peruvian operations                               $ 109,583       $ 118,689       $ 334,095       $ 361,001
         Primary lead                                         44,545          52,644         146,773         167,346
         Secondary lead                                       16,833          17,786          55,336          46,601
         Fabricated products                                   6,760           6,402          17,981          20,580
                                                           ---------       ---------       ---------       ---------
                  Total                                      177,721         195,521         554,185         595,528

     Revenues from other operating segments: (1)
         Peruvian operations                                      --              24              --           1,573
         Primary lead                                          1,160             826           2,708           1,949
         Secondary lead                                           76              10             380             371
         Fabricated products                                      --               6              --              17
                                                           ---------       ---------       ---------       ---------
         Total                                                 1,236             866           3,088           3,910
                                                           ---------       ---------       ---------       ---------
         Total revenues for reportable segments              178,957         196,387         557,273         599,438
                  Other revenues/gains (losses) (2)            1,498            (733)          3,859           1,771
                  Intersegment eliminations                   (1,236)           (866)         (3,088)         (3,910)
                                                           ---------       ---------       ---------       ---------
                          Total consolidated revenues      $ 179,219       $ 194,788       $ 558,044       $ 597,299
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
     OPERATING SEGMENTS - EBITDA (EARNINGS BEFORE INTEREST,              JULY 31,                     JULY 31,
       TAXES, AND DEPLETION, DEPRECIATION                        -----------------------       -----------------------
       AND AMORTIZATION), EXCLUDING THE EFFECTS OF FAS 133         2001           2000           2001           2000
                                                                 --------       --------       --------       --------
     Peruvian operations                                         $ 12,598       $ 10,767       $ 30,214       $ 33,352
     Primary lead                                                   4,027          1,026          3,913          6,732
     Secondary lead                                                 4,398          3,418         12,436         11,002
     Fabricated products                                              794            581          1,661          1,933
                                                                 --------       --------       --------       --------
              Total reportable segments                            21,817         15,792         48,224         53,019
     Other revenues and expenses (3)                                 (153)        (1,891)           737         (2,051)
     Corporate selling, general and administrative expenses        (3,258)        (3,078)       (11,254)       (12,086)
     Intersegment eliminations                                        (11)            19            (10)             2
                                                                 --------       --------       --------       --------
              Consolidated EBITDA                                  18,395         10,842         37,697         38,884
     Depreciation, depletion and amortization                      (7,479)        (7,399)       (22,513)       (22,263)
     Interest income                                                3,956          3,613         11,290         10,832
     Interest expense                                             (14,972)       (15,601)       (45,897)       (46,026)
     Unrealized gain on derivative financial instruments            1,477             --          1,843             --
                                                                 --------       --------       --------       --------
              Income (loss) before income taxes                  $  1,377       $ (8,545)      $(17,580)      $(18,573)
                                                                 ========       ========       ========       ========

     (3) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on closed hedge transactions, and adjustments necessary to state inventories at LIFO cost.

(6)  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

     A significant portion of the Company's sales contracts are priced based on an average London Metal Exchange (LME) or other exchange prices for the respective metal plus a negotiated premium. As such, the prices of the Company's products fluctuate due to factors in the market that are beyond the Company's control. These price changes expose the Company to variability in its cash receipts. The purpose of the Company's price risk management program is to limit the Company's risk to acceptable levels, while enhancing revenue through the receipt of option premiums.

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

     The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of July 31, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

     The Company's open derivative financial instruments at July 31, 2001 were:

          SOLD (PURCHASED) FUTURES CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                       FAIR MARKET
            METAL                 QUANTITY                 PRICE RANGE                   VALUE                    PERIOD
     -------------------      -----------------          -----------------            -------------        ----------------------
     Lead (Hedges)                (32,480) tons              $431.84/ton              $    496,854         Aug.01 to Aug. 02
                                      965  tons              $476.04/ton                    30,188         Sep. 01 to Oct. 01
     Lead (Other)                 (12,743) tons              $421.63/ton                   330,476         Aug. 01 to Jan. 02
     Copper (Other)                   500  tons             $1,756.00/ton                  215,050         Sep. 01
                                     (551) tons             $1,757.71/ton                 (226,910)        Aug. 01
     Zinc (Hedges)                 (1,653) tons            $1,113.50/ton.                 (379,443)        Aug. 01 to Dec.01
     Zinc (Other)                    (690) tons             $1,173.00/ton                 (282,791)        Aug. 01 to Oct. 01
     Silver                       877,712   oz.              $5.770/oz.                  1,241,520         Aug. 01
                               (1,069,712)  oz.              $5.892/oz.                 (1,632,053)        Aug. 01

          SOLD (PURCHASED) CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                       FAIR MARKET
            METAL                 QUANTITY                  PRICE RANGE                   VALUE                    PERIOD
     -------------------      -----------------          -----------------            -------------       ----------------------
     Copper                        13,007  tons    $1,542.21/ton to $1,737.26/ton    $   (111,803)        Aug. 01 to Jun. 02
     Lead                         119,325  tons       $421.84/ton to 480.80/ton        (1,501,449)        Aug. 01 to Mar. 02
                                   (6,117) tons       $459.94/ton to 469.92/ton            84,755         Aug. 01 to Feb. 02
     Zinc                           6,614  tons      $884.51/ton to $997.91/ton            (5,352)        Sep. 01 to Apr. 02
     Silver                      378,514    oz.        $4.19/oz. to $4.37/oz.              (2,617)        Aug. 01 to Oct. 01
     Gold                          8,997    oz.       $236.98/oz. to $255.21oz.           (45,956)        Aug. 01

          SOLD (PURCHASED) PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                     FAIR MARKET
            METAL                 QUANTITY                 PRICE RANGE                  VALUE                    PERIOD
     -------------------      -----------------          -----------------            -------------       ----------------------
     Copper                         4,244  tons    $1,542.21/ton to $1,587.57/ton    $   (739,791)        Nov. 01 to Jun. 02
     Lead                          47,262  tons      $408.23/ton to $444.52/ton          (514,858)        Aug. 01 to Jan. 02
                                     (171) tons      $435.45/ton to $439.98/ton            33,333         Aug. 01 to Dec. 01
     Zinc                           4,271  tons      $816.46/ton to $987.92/ton          (665,968)        Aug. 01 to Dec. 01
     Silver                      241,671    oz.               $4.19/oz                    (82,075)        Aug. 01
     Gold                          6,802    oz.      $236.98/oz. to $255.21/oz.           (16,182)        Aug. 01 to Oct. 01

     At July 31, 2001, the Company had recorded an asset of $2,581 and a liability of $6,422 related to the fair market values of these instruments. The Company also had recorded a liability of $96 for the fair value of firm commitments designated as the hedged item in fair value hedges. To affect these balances, the Company recorded the transition adjustment discussed in
     Note 2, a gain of $1,843, and other comprehensive income of $71, net of the

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

     effect of balances of deferred option premiums and options at fair market value previously recorded on the balance sheet. The balance of $141 in comprehensive income will be recognized in earnings as the forecasted sales/purchases occur through December 2001.

(7)  ENVIRONMENTAL AND LITIGATION MATTERS

     ENVIRONMENTAL

     The Company has recorded a liability of approximately $29,200 as of July 31, 2001, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

     The Company signed a voluntary Administrative Order on Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. At this time, it is not possible to determine the outcome of the study or what potential remediation actions, if any, may be required after the study is completed. In addition, the Company has agreed to replace the soil in yards of private residences within a half-mile of the smelter. The estimated cost of this cleanup is approximately $800, most of which will be spent in fiscal 2002. The Company has also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. The U.S. EPA and the Missouri DNR signed the AOC with an effective date of May 29, 2001. Estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of soil testing.

     The Company, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgement entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Capital expenditures for this plan are expected to total approximately $5,000 in fiscal 2001, with approximately $3,700 spent in the nine months ended July 31, 2001, and $4,500 in fiscal 2002, when the plan will be completed.

     The Company has received notice that it is a potentially responsible party
     (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of July 31, 2001 of approximately $8,700 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

     The Company has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed an AOC to conduct a removal action on a portion of the site. Plans are being finalized, and work will begin full-scale at the end of September and is scheduled for completion within two years.

     The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed, and will be followed by revegetation and ongoing monitoring and maintenance activities.

     The Company has also signed AOC's to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. The EE/CA are scheduled for completion by the end of fiscal 2002. In addition, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The RI/FS is being conducted by a third party with completion currently expected within one year. The Company has signed an order to conduct interim measures until the RI/FS is complete, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

     The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. A predecessor of the Company owned a 50% share of the operator of the site. The EPA has not decided whether any action will be taken, but the Company and the owner of the other 50% share have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. The Company has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, the Company has determined that it was not involved in operations at the satellite site. At this time, based on this preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

     The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of July 31, 2001 of approximately $1,500 for corrective action and $2,600 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

     The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


     remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,500 as of July 31, 2001.

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

     o    Improve Huanchan lead and copper slag deposits

     o    Build an arsenic trioxide deposit

     o    Management and disposal of lead and copper slag wastes

     o    Domestic waste water treatment and domestic waste disposal

     Through July 31, 2001, the Company had spent approximately $23,000 on projects under the La Oroya PAMA.

     The Ministry of Mines approved in April 2001 an adjustment to the spending levels for the remaining years of the PAMA. Annual spending on a calendar year basis as approved in the La Oroya PAMA and its modifications is as follows:

                                   Estimated
               Year                   Cost
               ----                ---------
               2001                $   5,000
               2002                   15,829
               2003                   18,040
               2004                   36,365
               2005                   32,990
               2006                   41,640
                                   ---------
                                   $ 149,864
                                   =========

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

     The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, sewage and garbage by mid-2002. The Company has spent approximately $8,700 under the PAMA as of July 31, 2001. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time after the end of the current PAMA without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. The Company has developed a new mine plan which it expects to present to MEM. At this time, it is not possible to determine whether the MEM will allow the Company to amend its PAMA. Mine plans and costs could change if the MEM does not allow the Company to amend its PAMA.

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

          LITIGATION

     The Company is a defendant in nine lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Four of these cases are class action lawsuits. In two separate cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In a third case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were nine months to six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. In a fourth case, plaintiffs seek to have certified a class of employees of a certain contractor who worked at the Herculaneum smelter. The other five cases are personal injury actions by nineteen individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The Company is vigorously defending all of these claims.

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

     Two lawsuits have been filed against the Company alleging certain damages from discontinued mine facilities in St. Francois County. In the first case, the plaintiffs seek to have certified two separate classes. The first class would consist of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. The second class would be composed of children, and the remedy sought is medical monitoring for the class. The second case, filed in July 2001, alleges personal injury against two children living in St. Francois County. The Company intends to vigorously defend itself against these claims. The Company is unable at this time to state with certainty the expected outcome of and the final costs of these suits. Therefore, there can be no assurance the suits will not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES

     The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (the Domestic Guarantors) Doe Run Cayman Ltd. (Doe Run Cayman) and its subsidiary Doe Run Peru have jointly and severally, fully, unconditionally and irrevocably guaranteed the Unsecured Notes and Secured Notes of the Company. Doe Run Cayman has no operations separate from those of Doe Run Peru. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors. Intercompany transactions eliminated in consolidation consist of various service and agency fees between The Doe Run Resources Corporation and Doe Run Peru and sales of metal to The Doe Run Resources Corporation by Doe Run Peru and to FPI by The Doe Run Resources Corporation.

     Doe Run Peru was merged with its parent, Doe Run Mining S.R.L. effective June 1, 2001. The following consolidating statements reflect the historical cost basis of assets and liabilities and the results of operations of assuming the merger had occurred on October 23, 1997, the date at which common control was established. The consolidating statements have been restated accordingly.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                         AS OF JULY 31, 2001 (UNAUDITED)

                                                  The Company
                                                   Excluding                        Doe Run
                                                   Guarantor         Domestic      Cayman and                         The
                                                  Subsidiaries      Guarantors     Subsidiary     Eliminations      Company
                                                  ------------      ----------     ----------     ------------     ---------
                                     ASSETS

Current assets:
  Cash                                              $      --       $      --       $   9,240       $      --       $   9,240
  Trade accounts receivable, net of
    allowance for doubtful accounts                    40,475           5,531          27,862            (326)         73,542
  Inventories                                          55,855           1,964          59,785             (24)        117,580
  Prepaid expenses and other current assets            12,958             230           8,041              --          21,229
  Net deferred tax assets                                  --              --           4,431              --           4,431
  Due from subsidiaries                                21,004              --              --         (21,004)             --
                                                    ---------       ---------       ---------       ---------       ---------
    Total current assets                              130,292           7,725         109,359         (21,354)        226,022
Property, plant and equipment, net                    122,206           5,521         139,510              --         267,237
Special term deposit                                  125,000              --              --              --         125,000
Net deferred tax assets                                    --              --           5,304              --           5,304
Other noncurrent assets, net                            7,011             136           3,006              --          10,153
Investment in subsidiaries                             30,608              --              --         (30,608)             --
                                                    ---------       ---------       ---------       ---------       ---------
    Total assets                                    $ 415,117       $  13,382       $ 257,179       $ (51,962)      $ 633,716
                                                    =========       =========       =========       =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                    $      26       $      --       $   5,683       $      --       $   5,709
  Accounts payable                                     13,649           2,309          24,488            (326)         40,120
  Accrued liabilities                                  40,649             468          23,943              --          65,060
  Due to parent                                            --           8,961          12,043         (21,004)             --
                                                    ---------       ---------       ---------       ---------       ---------
    Total current liabilities                          54,324          11,738          66,157         (21,330)        110,889
Long-term debt, less current maturities               343,626              --         152,995              --         496,621
Other noncurrent liabilities                           43,944           1,663           7,376              --          52,983
                                                    ---------       ---------       ---------       ---------       ---------
    Total liabilities                                 441,894          13,401         226,528         (21,330)        660,493
Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                     0              --              --              --               0
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                    --               1              --              (1)             --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                     --              --           2,005          (2,005)             --
  Additional paid in capital                            5,238           1,205              --          (1,205)          5,238
  Retained earnings (accumulated deficit) and
    accumulated other comprehensive loss              (32,015)         (1,225)         28,646         (27,421)        (32,015)
                                                    ---------       ---------       ---------       ---------       ---------
    Total shareholders' equity (deficit)              (26,777)            (19)         30,651         (30,632)        (26,777)
                                                    ---------       ---------       ---------       ---------       ---------
    Total liabilities and shareholders'
      equity (deficit)                              $ 415,117       $  13,382       $ 257,179       $ (51,962)      $ 633,716
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 2000

                                                  The Company
                                                   Excluding                        Doe Run
                                                   Guarantor         Domestic      Cayman and                         The
                                                  Subsidiaries      Guarantors     Subsidiary     Eliminations      Company
                                                  ------------      ----------     ----------     ------------     ---------
                                     ASSETS

Current assets:
  Cash                                              $      --       $      --       $   8,295      $      --       $   8,295
  Trade accounts receivable, net of
    allowance for doubtful accounts                    48,745           3,197          25,425           (349)         77,018
  Inventories                                          49,388           1,988          67,364            (14)        118,726
  Prepaid expenses and other current assets             7,510             202          33,243           (705)         40,250
  Net deferred tax assets                                  --              --           2,592             --           2,592
  Due from subsidiaries                                18,882              --              --        (18,882)             --
                                                    ---------       ---------       ---------      ---------       ---------
    Total current assets                              124,525           5,387         136,919        (19,950)        246,881
Property, plant and equipment, net                    130,822           6,657         138,035             --         275,514
Special term deposit                                  125,000              --              --             --         125,000
Net deferred tax assets                                    --              --           4,598             --           4,598
Other noncurrent assets, net                           10,258             205           2,489             --          12,952
Investment in subsidiaries                             27,209              --              --        (27,209)             --
                                                    ---------       ---------       ---------      ---------       ---------
    Total assets                                    $ 417,814       $  12,249       $ 282,041      $ (47,159)      $ 664,945
                                                    =========       =========       =========      =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings and current
    maturities of long-term debt                    $     396       $      --       $  14,428      $      --       $  14,824
  Accounts payable                                     19,043           2,011          32,719           (349)         53,424
  Accrued liabilities                                  29,186             357          21,951           (705)         50,789
  Due to parent                                            --           7,965          10,917        (18,882)             --
                                                    ---------       ---------       ---------      ---------       ---------
    Total current liabilities                          48,625          10,333          80,015        (19,936)        119,037
Long-term debt, less current maturities               331,183              --         167,503             --         498,686
Other noncurrent liabilities                           44,920           1,840           7,376             --          54,136
                                                    ---------       ---------       ---------      ---------       ---------
    Total liabilities                                 424,728          12,173         254,894        (19,936)        671,859
Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares
    authorized, issued, and outstanding                     0              --              --             --               0
  Common stock, $1 par value, 1,000 shares
    authorized, issued, and outstanding                    --               1              --             (1)             --
  Common stock, $1 par value, 2,005,000 shares
    authorized, issued and outstanding                     --              --           2,005         (2,005)             --
  Additional paid in capital                            5,238           1,205              --         (1,205)          5,238
  Retained earnings (accumulated deficit) and
    accumulated other comprehensive loss              (12,152)         (1,130)         25,142        (24,012)        (12,152)
                                                    ---------       ---------       ---------      ---------       ---------
    Total shareholders' equity (deficit)               (6,914)             76          27,147        (27,223)         (6,914)
                                                    ---------       ---------       ---------      ---------       ---------
    Total liabilities and shareholders'
      equity (deficit)                              $ 417,814       $  12,249       $ 282,041      $ (47,159)      $ 664,945
                                                    =========       =========       =========      =========       =========

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED JULY 31, 2001 (UNAUDITED)

                                              The Company
                                               Excluding                        Doe Run
                                               Guarantor         Domestic      Cayman and                          The
                                              Subsidiaries      Guarantors     Subsidiary     Eliminations       Company
                                              ------------      ----------     ----------     ------------      ---------
Net sales                                       $  66,437       $   6,760       $ 109,583       $  (3,561)      $ 179,219

Costs and expenses:
  Cost of sales                                    55,722           5,601          93,860          (1,225)        153,958
  Depletion, depreciation and amortization          4,610             395           2,474              --           7,479
  Selling, general and administrative               3,258             359           4,949          (2,325)          6,241
  Exploration                                         387              --              --              --             387
  Unrealized (gain)/loss on derivatives            (1,913)            (39)            475              --          (1,477)
                                                ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                       62,064           6,316         101,758          (3,550)        166,588
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) from operations                   4,373             444           7,825             (11)         12,631

Other income (expense):
  Interest expense                                (10,391)           (213)         (4,580)            212         (14,972)
  Interest income                                   3,735              --             433            (212)          3,956
  Other, net                                          270              (7)           (501)             --            (238)
  Equity in earnings of subsidiaries                4,981              --              --          (4,981)             --
                                                ---------       ---------       ---------       ---------       ---------
                                                   (1,405)           (220)         (4,648)         (4,981)        (11,254)
                                                ---------       ---------       ---------       ---------       ---------
    Income before income tax
      expense (benefit)                             2,968             224           3,177          (4,992)          1,377
  Income tax expense (benefit)                          9              --          (1,591)             --          (1,582)
                                                ---------       ---------       ---------       ---------       ---------
  Income (loss) before extraordinary item           2,959             224           4,768          (4,992)          2,959
    Extraordinary item related to
      retirement of long term debt                   (159)             --              --              --            (159)
                                                ---------       ---------       ---------       ---------       ---------
    Net income (loss)                           $   2,800       $     224       $   4,768       $  (4,992)      $   2,800
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  THREE MONTHS ENDED JULY 31, 2000 (UNAUDITED)

                                              The Company
                                               Excluding                        Doe Run
                                               Guarantor         Domestic      Cayman and                          The
                                              Subsidiaries      Guarantors     Subsidiary     Eliminations       Company
                                              ------------      ----------     ----------     ------------      ---------
Net sales                                       $  75,187       $   6,408       $ 118,713       $  (5,520)      $ 194,788

Costs and expenses:
  Cost of sales                                    66,701           5,464         104,683            (885)        175,963
  Depletion, depreciation and amortization          4,762             387           2,250              --           7,399
  Selling, general and administrative               3,078             355           8,464          (4,654)          7,243
  Exploration                                         783              --             906              --           1,689
                                                ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                       75,324           6,206         116,303          (5,539)        192,294
                                                ---------       ---------       ---------       ---------       ---------
    Income from operations                           (137)            202           2,410              19           2,494

Other income (expense):
  Interest expense                                (10,564)           (257)         (5,033)            253         (15,601)
  Interest income                                   3,776              --              90            (253)          3,613
  Other, net                                          409              (7)            547              --             949
  Equity in earnings of subsidiaries               (1,639)             --              --           1,639              --
                                                ---------       ---------       ---------       ---------       ---------
                                                   (8,018)           (264)         (4,396)          1,639         (11,039)
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) before income tax
      expense  (benefit)                           (8,155)            (62)         (1,986)          1,658          (8,545)
  Income tax expense (benefit)                        217              --            (390)             --            (173)
                                                ---------       ---------       ---------       ---------       ---------
    Net income (loss)                           $  (8,372)      $     (62)      $  (1,596)      $   1,658       $  (8,372)
                                                =========       =========       =========       =========       =========


                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED JULY 31, 2001 (UNAUDITED)

                                              The Company
                                               Excluding                        Doe Run
                                               Guarantor         Domestic      Cayman and                          The
                                              Subsidiaries      Guarantors     Subsidiary     Eliminations       Company
                                              ------------      ----------     ----------     ------------      ---------
Net sales                                       $ 216,198       $  17,981       $ 334,095       $ (10,230)      $ 558,044

Costs and expenses:
  Cost of sales                                   191,519          15,165         294,330          (3,078)        497,936
  Depletion, depreciation and amortization         14,099           1,186           7,228              --          22,513
  Selling, general and administrative              11,254           1,138          16,059          (7,142)         21,309
  Exploration                                       1,215              --              --              --           1,215
  Unrealized (gain)/loss on derivatives            (1,212)            (45)           (586)             --          (1,843)
                                                ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                      216,875          17,444         317,031         (10,220)        541,130
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) from operations                    (677)            537          17,064             (10)         16,914

Other income (expense):
  Interest expense                                (31,916)           (636)        (13,977)            632         (45,897)
  Interest income                                  11,314              --             608            (632)         11,290
  Other, net                                          765             (18)           (634)             --             113
  Equity in earnings of subsidiaries                3,377              --              --          (3,377)             --
                                                ---------       ---------       ---------       ---------       ---------
                                                  (16,460)           (654)        (14,003)         (3,377)        (34,494)
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) before income tax
      expense (benefit)                           (17,137)           (117)          3,061          (3,387)        (17,580)
  Income tax expense (benefit)                         59              --          (1,568)             --          (1,509)
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) before extraordinary
      item and cumulative effect of
      change in accounting principle              (17,196)           (117)          4,629          (3,387)        (16,071)
    Extraordinary item related to
      retirement of long term debt                   (159)             --              --              --            (159)
    Cumulative effect of change in
      accounting principle, net of
      income tax benefit                           (2,649)             --          (1,125)             --          (3,774)
                                                ---------       ---------       ---------       ---------       ---------
    Net income (loss)                           $ (20,004)      $    (117)      $   3,504       $  (3,387)      $ (20,004)
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED JULY 31, 2000 (UNAUDITED)

                                              The Company
                                               Excluding                        Doe Run
                                               Guarantor         Domestic      Cayman and                          The
                                              Subsidiaries      Guarantors     Subsidiary     Eliminations       Company
                                              ------------      ----------     ----------     ------------      ---------
Net sales                                       $ 232,129       $  20,597       $ 362,574       $ (18,001)      $ 597,299

Costs and expenses:
  Cost of sales                                   200,183          17,656         318,514          (3,912)        532,441
  Depletion, depreciation and amortization         14,442           1,169           6,652              --          22,263
  Selling, general and administrative              12,086             988          24,826         (14,091)         23,809
  Exploration                                       2,324              --             906              --           3,230
                                                ---------       ---------       ---------       ---------       ---------
    Total costs and expenses                      229,035          19,813         350,898         (18,003)        581,743
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss)  from operations                  3,094             784          11,676               2          15,556

Other income (expense):
  Interest expense                                (31,113)           (780)        (14,902)            769         (46,026)
  Interest income                                  11,353              --             248            (769)         10,832
  Other, net                                        1,057             (19)             27              --           1,065
  Equity in earnings of subsidiaries               (3,792)             --              --           3,792              --
                                                ---------       ---------       ---------       ---------       ---------
                                                  (22,495)           (799)        (14,627)          3,792         (34,129)
                                                ---------       ---------       ---------       ---------       ---------
    Income (loss) before income tax
      expense (benefit)                           (19,401)            (15)         (2,951)          3,794         (18,573)
  Income tax expense (benefit)                        652              --             828              --           1,480
                                                ---------       ---------       ---------       ---------       ---------
    Net income (loss)                           $ (20,053)      $     (15)      $  (3,779)      $   3,794       $ (20,053)
                                                =========       =========       =========       =========       =========

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JULY 31, 2001 (UNAUDITED)

                                                The Company
                                                 Excluding                        Doe Run
                                                 Guarantor       Domestic      Cayman and                       The
                                                Subsidiaries    Guarantors     Subsidiary     Eliminations    Company
                                                ------------    ----------     ----------     ------------    ---------
Net cash provided by (used in)
  operating activities                            $    (81)      $   (996)      $ 32,041       $ (3,377)      $ 27,587
Cash flows from investing activities:
  Purchases of property, plant and equipment       (10,265)            --         (8,121)            --        (18,386)
  Net proceeds from sales of assets                  4,912             --             --             --          4,912
  Investment in subsidiaries                        (3,377)            --             --          3,377             --
                                                  --------       --------       --------       --------       --------
    Net cash provided by (used in)
      investing activities                          (8,730)            --         (8,121)         3,377        (13,474)
Cash flows from financing activities:
  Proceeds from (payments on) revolving
    loans and short-term borrowings, net            16,532             --        (21,315)            --         (4,783)
  Payments on long-term debt                        (5,224)            --         (2,786)            --         (8,010)
  Payment of deferred financing costs                 (375)            --             --             --           (375)
  Due to/due from parent/subsdiaries                (2,122)           996          1,126             --             --
                                                  --------       --------       --------       --------       --------
    Net cash provided by (used in)
      financing activities                           8,811            996        (22,975)            --        (13,168)
                                                  --------       --------       --------       --------       --------
    Net increase in cash                                --             --            945             --            945

Cash at beginning of period                             --             --          8,295             --          8,295
                                                  --------       --------       --------       --------       --------
Cash at end of period                             $     --       $     --       $  9,240       $     --       $  9,240
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(8)  GUARANTOR SUBSIDIARIES (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   NINE MONTHS ENDED JULY 31, 2000 (UNAUDITED)

                                                The Company
                                                 Excluding                        Doe Run
                                                 Guarantor       Domestic      Cayman and                       The
                                                Subsidiaries    Guarantors     Subsidiary     Eliminations    Company
                                                ------------    ----------     ----------     ------------    ---------
Net cash provided by (used in)
  operating activities                            $(13,436)      $   (336)      $  2,184       $  3,792       $ (7,796)
Cash flows from investing activities:
  Purchases of property, plant and equipment        (5,164)          (340)       (19,693)            --        (25,197)
  Investment in subsidiaries                         3,792             --             --         (3,792)            --
                                                  --------       --------       --------       --------       --------
    Net cash provided by
      investing activities                          (1,372)          (340)       (19,693)        (3,792)       (25,197)
Cash flows from financing activities:
  Proceeds from revolving loans
    and short-term borrowings, net                  15,584             --         17,279             --         32,863
  Payments on long-term debt                          (266)            --         (2,466)            --         (2,732)
  Due to/due from parent/subsdiaries                (7,229)         1,545          5,684             --             --
                                                  --------       --------       --------       --------       --------
    Net cash provided by
      financing activities                           8,089          1,545         20,497             --         30,131
                                                  --------       --------       --------       --------       --------
    Net increase (decrease) in cash                 (6,719)           869          2,988             --         (2,862)

Cash at beginning of period                          7,197         (1,347)         4,036             --          9,886
                                                  --------       --------       --------       --------       --------
Cash at end of period                             $    478       $   (478)      $  7,024       $     --       $  7,024
                                                  ========       ========       ========       ========       ========

                               DOE RUN PERU S.R.L.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                             JULY 31,        OCTOBER 31,
                                                                               2001             2000
                                                                            -----------      -----------
                                                                            (UNAUDITED)
                                     ASSETS

Current assets:
      Cash                                                                   $  9,240         $  8,295
      Trade accounts receivable, net of allowance for
           doubtful accounts                                                   27,862           25,425
      Inventories                                                              59,785           67,364
      Prepaid expenses and other current assets                                 8,041           33,243
      Net deferred tax assets                                                   4,431            2,592
                                                                             --------         --------
           Total current assets                                               109,359          136,919

Property, plant and equipment, net                                            139,510          138,035
Net deferred tax assets                                                         5,304            4,598
Other noncurrent assets, net                                                    3,006            2,489
                                                                             --------         --------
           Total assets                                                      $257,179         $282,041
                                                                             ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term borrowings and current maturities of long-term debt         $  5,683         $ 14,428
      Accounts payable                                                         24,488           32,719
      Accrued liabilities                                                      23,943           21,951
      Due to parent                                                            12,043           10,917
                                                                             --------         --------
           Total current liabilities                                           66,157           80,015

Long-term debt, less current maturities                                       152,995          167,503
Other noncurrent liabilities                                                    7,376            7,376
                                                                             --------         --------
           Total liabilities                                                  226,528          254,894
Shareholders' equity:
      Common stock, $1 par value, 2,005,000 shares authorized,
           issued and outstanding                                               2,005            2,005
      Retained earnings                                                        28,646           25,142
                                                                             --------         --------
           Total shareholders' equity                                          30,651           27,147
                                                                             --------         --------
           Total liabilities and shareholders' equity                        $257,179         $282,041
                                                                             ========         ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS                    NINE MONTHS
                                                                           ENDED JULY 31,                  ENDED JULY 31,
                                                                     -------------------------       -------------------------
                                                                       2001            2000             2001           2000
                                                                     ---------       ---------       ---------       ---------
Net sales                                                            $ 109,583       $ 118,713       $ 334,095       $ 362,574

Costs and expenses:
     Cost of sales                                                      93,860         104,683         294,330         318,514
     Depreciation and amortization                                       2,474           2,250           7,228           6,652
     Selling, general and administrative                                 4,949           8,464          16,059          24,826
     Exploration                                                            --             906              --             906
     Unrealized loss (gain) on derivative financial instruments            475              --            (586)             --
                                                                     ---------       ---------       ---------       ---------
         Total costs and expenses                                      101,758         116,303         317,031         350,898
                                                                     ---------       ---------       ---------       ---------
         Income from operations                                          7,825           2,410          17,064          11,676

Other income (expense):
     Interest expense                                                   (4,580)         (5,033)        (13,977)        (14,902)
     Interest income                                                       433              90             608             248
     Other, net                                                           (501)            547            (634)             27
                                                                     ---------       ---------       ---------       ---------
                                                                        (4,648)         (4,396)        (14,003)        (14,627)
                                                                     ---------       ---------       ---------       ---------
         Income (loss) before income tax expense (benefit)               3,177          (1,986)          3,061          (2,951)

Income tax expense (benefit)                                            (1,591)           (390)         (1,568)            828
                                                                     ---------       ---------       ---------       ---------
         Income (loss) before cumulative effect
              of change in accounting principle                          4,768          (1,596)          4,629          (3,779)
         Cumulative effect of change in accounting
                principle, net of income tax benefit                        --              --          (1,125)             --
                                                                     ---------       ---------       ---------       ---------
         Net income (loss)                                           $   4,768       $  (1,596)      $   3,504       $  (3,779)
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

                               DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               NINE MONTHS
                                                                             ENDED JULY 31,
                                                                        --------------------------
                                                                          2001              2000
                                                                        --------          --------
Net cash provided by  operating activities                              $ 32,041          $  2,184
Cash flows from investing activities:
      Purchases of property, plant and equipment                          (8,121)          (19,693)
                                                                        --------          --------
            Net cash used in investing activities                         (8,121)          (19,693)
Cash flows from financing activities:
      Proceeds from (payments on) revolving loans
         and short-term borrowings, net                                  (21,315)           17,279
      Payments on long-term debt                                          (2,786)           (2,466)
      Loans with parent                                                    1,126             5,684
                                                                        --------          --------
            Net cash provided by (used in) financing activities          (22,975)           20,497
                                                                        --------          --------
            Net increase in cash                                             945             2,988

Cash at beginning of period                                                8,295             4,036
                                                                        --------          --------
Cash at end of period                                                   $  9,240          $  7,024
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

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(1)  BASIS OF PRESENTATION

          UNAUDITED INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2001 and results of operations for the three and nine month periods ended July 31, 2001 and 2000. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

     Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  MERGER

     In May 2001, shareholders approved the merger of Doe Run Peru with its parent, Doe Run Mining S.R.L. effective June 1, 2001. The financial statements of the Company have been restated to reflect the historical cost basis of assets and liabilities and the results of operations of Doe Run Mining assuming the merger had occurred on October 23, 1997, the date at which common control was established. The effect of this restatement reduced Doe Run Peru's net income as previously reported by $2,389 and $9,661, respectively, for the three and nine month periods ended July 31, 2000.

(3)  CHANGE IN ACCOUNTING PRINCIPLE

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

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(4)  INVENTORIES

                                                      JULY 31,      OCTOBER 31,
                                                        2001           2000
                                                    -----------     -----------
                                                    (UNAUDITED)
     Refined metals and concentrates for sale         $ 2,022         $ 2,307
     Metals and concentrates in process                42,826          45,753
     Materials, supplies and spare parts               14,937          19,304
                                                      -------         -------
                                                      $59,785         $67,364
                                                      =======         =======

     (4) Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $680 and $250 at July 31, 2001 and October 31, 2000, respectively.

(5)  DEBT

     A capital lease for computer equipment caused property, plant and equipment, prepaid expenses and long term debt to increase by $647, $99 and $746, respectively, during the nine months ended July 31, 2001.

(6)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments primarily to enhance revenue by receiving premiums on option contracts. The Company sells futures contracts and options and combinations thereof that effectively establish contract prices for sales and purchases that are acceptable to the Company, should the options be exercised. The options generate premium income, which enhance revenues. Because these instruments do not meet the requirements for hedge accounting under FAS 133, the changes in fair market value related to these instruments (including the time value portion), which reflect market prices and volatility at the balance sheet date, are recorded in results of operations, and are expected to increase the volatility of reported results.

     The unrealized gain/(loss) reflected in the statement of operations.relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

     The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of July 31, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

     The Company's open derivative financial instruments at July 31, 2001 were:

                               DOE RUN PERU S.R.L.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


          SOLD (PURCHASED) FUTURES CONTRACTS (numbers not in thousands)

                                                      WEIGHTED AVERAGE               FAIR MARKET
           METAL               QUANTITY                    PRICE                        VALUE                   PERIOD
     -----------------    ----------------     ------------------------------       -------------     ---------------------------
     Copper                      500  tons             $1,756.00/ton                $    215,050      Sep. 01
                                (551) tons             $1,757.71/ton                    (226,910)     Aug. 01
     Lead                      5,291  tons              $439.98/ton                      (31,776)     Sep. 01 to Jan. 02
                              (5,291) tons              $432.26/ton                       72,651      Sep. 01 to Jan. 02
     Silver                  887,712   oz.               $5.770/oz.                    1,241,520      Aug. 01
                          (1,069,712)  oz.               $5.892/oz.                   (1,632,053)     Aug. 01

          SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                     FAIR MARKET
           METAL               QUANTITY                    PRICE RANGE                  VALUE                   PERIOD
     -----------------    ----------------     ------------------------------       -------------     ---------------------------
     Copper                    5,126  tons     $1,560.00/ton to $1,737.26/ton       $     (7,464)     Aug. 01 to Mar. 02
     Silver                  378,514   oz.         $4.19/oz. to $4.37/oz.                 (2,617)     Aug. 01 to Oct. 01
     Gold                      8,997   oz.       $236.98/oz. to $255.21oz.               (45,956)     Aug. 01

          SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                     FAIR MARKET
           METAL               QUANTITY                    PRICE RANGE                   VALUE                   PERIOD
     -----------------    ----------------     ------------------------------       -------------     ---------------------------
     Copper                    1,213  tons     $1,542.21/ton to $1,560.00/ton       $   (203,258)      Nov. 01 to Mar. 02
     Lead                      6,614  tons              $440.00/ton                     (104,712)      Aug. 01 to Dec. 01
     Zinc                      3,307  tons       $816.47/ton to $987.92/ton             (521,452)      Aug. 01 to Oct. 01
     Silver                  241,671   oz.                $4.19/oz                       (82,075)      Aug. 01
     Gold                      6,802   oz.       $236.98/oz. to $255.21/oz.              (16,182)      Aug. 01 to Oct. 01

     At July 31, 2001, the Company had recorded a liability of $1,345 related to the fair market values of these instruments. To affect this balance, the Company recorded the transition adjustment discussed in Note 2 and a gain of $586, net of the effect of balances of deferred option premiums and options at fair market value previously recorded on the balance sheet.

(6)  RELATED PARTY TRANSACTIONS

     Effective November 1, 2000, the Company terminated all previously existing agreements for services with Doe Run Mining S.R.L and The Doe Run Resources Corporation and replaced them with a Hedging Services Contract and an International Sales Agency Services Contract with The Doe Run Resources Corporation. Under the Hedging Services Contract, the Company will pay to The Doe Run Resources Corporation $42 per month for trading and hedging services. Under the International Sales Agency Services Contract, the Company will pay a commission of 2 1/4% of foreign sales to The Doe Run Resources Corporation. The Contracts cover an initial term of two years, and are annually renewable thereafter. Amounts expensed in the three and nine months ended July 31, 2001 were $2,325 and $7,142, respectively, under the new Hedging Services Contract and the International Sales Agency Services Contract. Amounts expensed under the previous agreements for the three and nine months ended July 31, 2000 totaled $4,654 and $14,091, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

RESULTS OF OPERATIONS

     The Company reported net income of $2.8 million for the three months ended July 31, 2001 (the 2001 quarter) compared to a net loss of $8.4 million for the three months ended July 31, 2000 (the 2000 quarter). The Company's U.S. operations reported a net loss of $4.3 million (excluding intercompany fees and eliminations of $2.7 million) for the 2001 quarter compared to a net loss of $11.4 million excluding intercompany fee revenue of $4.7 million) in the 2000 quarter, reflecting the effects of lower production costs and increased LME lead prices, partially offset by lower premiums for lead metal and lower realized prices for zinc concentrates. Peruvian operations had net income of $7.1 million (excluding intercompany fees and eliminations of $2.3 million) in the 2001 quarter compared to net income of $3.1 million (excluding intercompany fees and eliminations of $4.7 million) in the 2000 quarter. This increase in net income is primarily the result of lower production costs and lower selling and administrative, interest and other expenses, partially offset by the effects of lower realized prices for copper, zinc and silver and lower treatment charges. An income tax benefit in the 2001 quarter also contributed to the improvement in net income.

     The Company reported a net loss of $20.0 million for the nine months ended July 31, 2001 (the 2001 period) compared to a net loss of $20.1 million for the nine months ended July 31, 2000 (the 2000 period). The Company's U.S. operations reported a net loss of $30.7 million (excluding intercompany fees and eliminations of $8.1 million) for the 2001 period compared to a net loss of $30.4 million (excluding intercompany fee revenue of $14.1 million) for the 2000 period. In addition to the factors discussed above, the implementation of Statement of Financial Accounting Standards No. 133 -Accounting for Derivative Instruments and Hedging (FAS 133), increased the net loss for the 2001 period by $1.4 million. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133. Peruvian operations generated net income of $10.6 million for the 2001 period (excluding intercompany fees of $7.1 million) compared to net income of $10.3 million (excluding intercompany fees and eliminations of $15.7 million) for the 2000 period. The increase in Peruvian net income was primarily due to improved results from the Cobriza mining operation and the income tax benefit discussed above, partially offset by lower treatment charges received and the net effect of FAS 133 which reduced net income by $.5 million.

     The Company's results for the quarter and the nine months ended July 31, 2001 reflect an increase in the market price of lead and declines in the market prices of copper, zinc and silver. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                      Three Months Ended                 Nine Months Ended
                                           July 31,                           July 31,
                                ------------------------------      ------------------------------
                                    2001              2000              2001             2000
                                ------------      ------------      ------------      ------------
AVERAGE PRICES
  Lead  ($/short ton)           $     415.00      $     388.00      $     429.20      $     406.00
  Copper  ($/short ton)             1,455.00          1,613.80          1,552.80          1,602.40
  Zinc  ($/short ton)                 811.40          1,031.20            889.60          1,033.60
  Silver ($/troy ounce)                 4.33              4.98              4.48              5.09

     The average market price, determined on the London Metal Exchange (LME), for refined lead was $429.20 per ton in the 2001 period. Over the past three years the LME lead price has declined as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. During the second and third quarters of fiscal 2000 lead prices declined to near historic lows. Although lead prices in the 2001 period have improved modestly, compared to the prior year, they remain substantially below the average for the ten years 1991 through 2000.

     In the U.S. market, during the 2001 period, premiums over the LME have been adversely impacted by the recessionary conditions in the U.S. economy. Slower new car sales, which have reduced the demand for original equipment automotive batteries, and slower automotive replacement battery shipments have weakened overall demand, compared to the prior year. Also, a significant drop in demand for batteries for the telecommunications industry occurred as a result of lower capital expenditures for the industry's infrastructure.

     Management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted beginning in 2001 through 2006. This should significantly reduce western world production and bring about a deficit in supply versus demand. In recent months, the industry has seen evidence of this deficit as some primary smelters have cut back due to limited concentrate availability and LME inventories have declined. In publications issued in July and September of 2001, international commodity consultants forecasted higher annual average lead prices for the years 2002 through 2006.

     Low metal prices, primarily lead and zinc, contributed to the operating loss generated by the Company's U.S. operations in the three months and nine months ended July 31, 2001. The Company has implemented changes to its operations in an effort to mitigate the impact of low metal prices. These actions, which are described below, are expected to reduce certain costs, and achieve certain operating efficiencies resulting in lower production cost and improved margins. However, prices sustained at these levels, or decreasing further, are likely to result in the continuation of operating losses for the Company's U.S. operations.

     The following table sets forth the Company's production statistics for the periods indicated:

                                                             Three Months Ended                 Nine Months Ended
                                                                   July 31,                          July 31,
                                                          ------------------------          ------------------------
                                                            2001            2000             2001             2000
                                                          -------          -------          -------          -------
U.S. OPERATIONS
  Lead metal - primary (short tons)                        81,584           93,669          250,943          284,292
  Lead metal - secondary (short tons)                      38,926           35,722          114,359          105,260
  Lead concentrates (metal content, short tons)            77,866           75,131          240,652          241,991
  Ore Grade                                                  6.37%            5.86%            6.17%            5.77%

PERUVIAN OPERATIONS
  Refined copper (short tons)                              18,696           17,993           54,421           54,431
  Refined lead (short tons)                                33,823           33,228           99,729           98,121
  Refined zinc (short tons)                                22,042           21,701           65,278           64,356
  Refined silver (thousands of troy ounces)                 8,789            8,627           25,857           25,973
  Refined gold (thousands of troy ounces)                      22               21               64               71
  Copper concentrates (metal content, short tons)           4,630            3,988           13,381           15,312
  Ore Grade                                                  1.09%            0.92%            1.07%            0.88%

     The Company's U.S. mining operations have reduced ore production compared to prior year in an effort to increase grade and decrease unit production costs. Primarily due to these changes in mining plans, ore production was scaled back approximately 63,000 tons or 5% for the 2001 quarter and 309,000 tons or 7% for the 2001 period, compared to the prior year. Ore grade improved 9% in the 2001 quarter and 7% in the 2001 period compared to the prior year. The improvement in grade offset almost all of the impact of the reduction in ore tonnage as production of lead metal contained in concentrates was 4% higher for the 2001 quarter and less than 1% lower for the 2001 period, compared to the prior year.

     On March 7, 2001, in response to continued poor lead metal market conditions, the Company announced production changes at its U.S. primary lead operations. These changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance. The improvement should result from reduced production costs and enhanced product mix as the smelters focus on producing specialty and alloy products. As a result of these actions, the Company's Herculaneum primary smelter its annual refined metal production rate by 80,000 tons from 250,000 to 170,000 tons by reducing blast furnace and sinter plant operating time. The Company will also reduce purchases of lead concentrates as well as production of concentrates at its southeast Missouri mining operations. In May, the Company placed its No. 29 mine on care and maintenance and plans to mine out its No. 28 mine during the second half of fiscal 2002. The Company will also reduce total concentrate production at its other five mines. These production changes resulted in a workforce reduction of approximately 200 employees, which was completed in early May.

     The cost of severance benefits and outplacement services provided to certain employees of approximately $0.8 million was accrued during the second quarter and will be paid over 12 months beginning in May 2001. The estimated cost of closing the No. 28 mine, the Viburnum mill and related surface structures and tailings areas of approximately $0.6 million was previously accrued during the operating life of the mine. These closure activities will be performed as personnel and funds are available.

     Primary production decreased 13% for the quarter and 12% for the 2001 period, compared to the prior year, due to partial implementation of the 170,000 ton annual production rate at the Company's Herculaneum smelter and to production problems at both primary smelters during the period.

     At Herculaneum, in order to consume inventories of lead concentrates and sinter resulting from smelter production shortfalls in the first and second quarters, full implementation of the 170,000 ton annual production rate was delayed until the beginning of the fourth quarter. During the 2001 quarter, production was reduced as a result of the partial implementation of the revised operating plan. In addition, poor performance of the backup furnace during scheduled maintenance, multiple cooling system failures due to poor water quality, and poor coke quality caused outages and caused the furnaces to run slowly for much of the period. As a result, production was approximately 11,600 tons, or 19% lower for the 2001 quarter and 27,900 tons, or 15% lower for the 2001 period compared to the 2000 period. The scheduled maintenance is complete and the water quality and coke problems have been resolved. Herculaneum's furnaces are currently operating at the 170,000 ton annual production rate.

     The Company's Glover primary smelter was forced to shut down several times during the period due to mechanical failures of cooling system components, the failure of a blast furnace baghouse fan motor and bearing problems with a process baghouse fan. In addition, Glover was faced with the same coke quality problem as Herculaneum. As a result, production at Glover was down about 2% for the 2001 quarter and about 6% or 5,500 tons for the 2001 period, compared to the prior year. Repairs to the cooling system and the blast furnace baghouse fan are complete and coke problems have been resolved. Redesigned bearings for the process baghouse fan are on order and are scheduled to be installed at the end of October. The bearing problems are likely to slow production somewhat during the fourth quarter. Glover is currently producing at approximately 92% of its planned production.

     The Company's Buick secondary smelter installed a larger burner on the reverberatory furnace and modifications were made to the feed delivery system during the first quarter of 2001 in order to increase capacity. In addition, operating procedures were changed in the plant's battery breaker, which eliminated bottlenecks and improved throughput by 15%, making more feed available to the furnaces. During the second quarter of 2001 Buick replaced its blast furnace. The material feed and air control systems on the new blast furnace were redesigned, improving output by approximately 25%. The results of all of these improvements are reflected in Buick's production volume, which improved approximately 9% for both the 2001 quarter and the 2001 period, compared to the year in spite of downtime associated with the blast furnace replacement during the second quarter.

     In Peru, at the La Oroya metallurgical complex production of refined lead, zinc and silver each were up approximately 2% and refined copper production was up 4% for the 2001 quarter. Refined copper production was about the same for the 2001 period despite a one-day production interruption resulting from a mechanical failure in the copper smelter during the first quarter and limited availability of economically suitable concentrates. Refined lead and zinc production improved approximately 2% and 1%, respectively, in the 2001 period compared to the prior year. Refined silver and gold production were both lower in the 2001 period primarily due to lower metal content in the concentrate feed used.

     In May 2000, the Company implemented changes in operations at its Cobriza copper mining operation intended to improve ore grade and reduce unit production cost. The changes involved a reduction in annualized ore production of approximately 31%. Ore grade has improved since the new operating plan was implemented, from 0.86% in the third quarter of 2000 to 1.09% in the 2001 quarter, which representsd a 19% increase over the 2000 quarter. Ore grade also improved 22% for the 2001 period, compared to the 2000 period. Production of metal contained in concentrates improved 16% for the 2001 quarter but was approximately 13% lower in the 2001 period, due to the decrease in tons of ore produced. During the second quarter of 2001, a new ore zone was identified near the existing workings in the Cobriza mine. The Company is currently developing this area and drilling to determine whether measurable ore reserves can be identified. During the 2001 quarter approximately 2% of Cobriza's ore production, or 7,600 tons with a grade of approximately 1.6% were extracted from the new ore zone. At this time it is not known whether, or for how long, the area can continue to yield ore of similar tonnages and grades.

     The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

                           RESULTS OF U.S. OPERATIONS

                                                                    Three Months Ended              Nine Months Ended
                                                                         July 31,                        July 31,
                                                                -------------------------       -------------------------
                                                                   2001           2000            2001            2000
                                                                ---------       ---------       ---------       ---------
Net sales (a)                                                   $  69,636       $  76,099       $ 223,949       $ 236,298

Costs and expenses:
    Cost of sales  (a)                                             60,098          71,304         203,606         215,500
    Depletion, depreciation and amortization                        5,005           5,149          15,285          15,611
    Selling, general and administrative                             3,617           3,433          12,392          13,074
    Exploration                                                       387             783           1,215           2,324
    Unrealized gain on derivative financial instruments            (1,952)             --          (1,257)             --
                                                                ---------       ---------       ---------       ---------
        Total costs and expenses                                   67,155          80,669         231,241         246,509
                                                                ---------       ---------       ---------       ---------
         Loss from operations                                       2,481          (4,570)         (7,292)        (10,211)
Other income (expense)
    Interest expense                                              (10,392)        (10,568)        (31,920)        (31,124)
    Interest income                                                 3,523           3,523          10,682          10,584
    Other, net                                                        263             402             747           1,038
                                                                ---------       ---------       ---------       ---------
                                                                   (6,606)         (6,643)        (20,491)        (19,502)
                                                                ---------       ---------       ---------       ---------
          Loss before income tax expense                           (4,125)        (11,213)        (27,783)        (29,713)
Income tax expense                                                      9             217              59             652
                                                                ---------       ---------       ---------       ---------
         Loss before extraordinary item and cumulative
            effect of change in accounting principle               (4,134)        (11,430)        (27,842)        (30,365)
Extraordinary item related to retirement of long-term debt           (159)             --            (159)             --
Cumulative effect of change in accounting principle                    --              --          (2,649)             --
                                                                ---------       ---------       ---------       ---------
Net loss                                                        $  (4,293)      $ (11,430)      $ (30,650)      $ (30,365)
                                                                =========       =========       =========       =========

(a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

           Net sales                                            $   2,727       $   4,654       $   8,060       $  14,091
           Cost of sales                                              402              --             918              --

SALES VOLUMES (SHORT TONS)
    Lead metal                                                     93,012         106,805         303,889         318,352
    Zinc concentrates                                              21,457          24,169          71,223          71,878
    Copper concentrates                                             1,686           2,804           5,508          10,309

REALIZED PRICES ($/SHORT TON)(b)
    Lead metal                                                  $  514.23       $  495.15       $  527.47       $  516.40
    Zinc concentrates                                              240.04          347.68          273.18          351.47
    Copper concentrates                                           (180.31)         298.86          132.72          292.56

(b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS

                                                             Three Months Ended              Nine Months Ended
                                                                  July 31,                        July 31,
                                                         -------------------------       -------------------------
                                                            2001           2000            2001            2000
                                                         ---------       ---------       ---------       ---------
Net sales (a)                                            $ 109,583       $ 118,689       $ 334,095       $ 361,001
Costs and expenses:
         Cost of sales (a)                                  93,860         104,659         294,330         316,941
         Depreciation and amortization                       2,474           2,250           7,228           6,652
         Selling, general and administrative (a)             2,624           3,810           8,917          10,735
         Exploration                                            --             906              --             906
         Unrealized loss(gain) on derivative
              financial instruments                            475              --            (586)             --
                                                         ---------       ---------       ---------       ---------
               Total costs and expenses                     99,433         111,625         309,889         335,234
                                                         ---------       ---------       ---------       ---------
               Income from operations                       10,150           7,064          24,206          25,767
Other income (expense):
         Interest expense                                   (4,580)         (5,033)        (13,977)        (14,902)
         Interest income                                       433              90             608             248
         Other, net                                           (501)            547            (634)             27
                                                         ---------       ---------       ---------       ---------
                                                            (4,648)         (4,396)        (14,003)        (14,627)
                                                         ---------       ---------       ---------       ---------
Income before income tax expense (benefit)                   5,502           2,668          10,203          11,140
Income tax expense (benefit)                                (1,591)           (390)         (1,568)            828
                                                         ---------       ---------       ---------       ---------
         Income before cumulative effect of change
              in accounting principle                        7,093           3,058          11,771          10,312
Cumulative effect of change in accounting principle             --              --          (1,125)             --
                                                         ---------       ---------       ---------       ---------
Net income                                               $   7,093       $   3,058       $  10,646       $  10,312
                                                         =========       =========       =========       =========

(a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have have been excluded from the results presented above are as follows:

         Net sales                                       $      --       $      24       $      --       $   1,573
         Cost of sales                                          --              24              --           1,573
         Selling,cgeneralfand administrative                 2,325           4,654           7,142          14,091

SALES VOLUMES

         Copper (short tons)                                19,101          17,805          54,441          54,332
         Lead (short tons)                                  33,591          33,285          99,707          94,235
         Zinc (short tons)                                  22,478          21,762          65,732          63,088
         Silver (thousands of troy ounces)                   8,798           8,564          25,744          25,764
         Gold bullion (thousands of troy ounces)                21              21              64              71
REALIZED PRICES

         Copper ($/short ton)                            $1,472.09       $1,605.33       $1,560.53       $1,598.16
         Lead ($/short ton)                                 434.03          387.03          445.27          408.90
         Zinc ($/short ton)                                 835.09        1,049.33          908.97        1,055.13
         Silver  ($/troy ounce)                               4.39            5.02            4.51            5.11
         Gold bullion  ($/troy ounce)                       269.53          280.55          265.61          286.51

(b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

     Results of operations for the three months and the nine months ended July 31, 2001 and 2000 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

     NET SALES in the 2001 quarter were $179.2 million compared to $194.8 million in the 2000 quarter. A decrease of $9.1 million is attributable to Peruvian operations. U.S. net sales decreased $6.5 million in the 2001 quarter, compared to the 2000 quarter, primarily due to lower volume of lead metal, and lower realized prices for zinc concentrates, partially offset by an increase in purchased zinc sales. The average LME lead price for the 2001 quarter was 7% higher than the 2000 quarter, but premiums were lower due to increasingly competitive conditions in the U.S. market. As a result, the average realized price for lead metal improved by 4%, increasing net sales by $1.8 million. Lead metal sales volume decreased 13% or 13,800 tons in the 2001 quarter, compared to the prior year, reducing net sales by $6.8 million. The reduced premiums and volume are the result of the recessionary conditions in the U.S. market, discussed earlier. Due to a 21% decrease in the LME zinc price and less favorable results from hedging activities, the net realized price for zinc concentrates declined 31% in the 2001 quarter, compared to the 2000 quarter, reducing net sales by $2.3 million. Zinc and copper concentrate sales volumes were lower in the 2001 quarter, primarily due to reduced production volume, accounting for a $1.3 million reduction in net sales. These changes were partially offset by increased purchased zinc sales volume, which added $1.5 million to net sales.

     Net sales for the 2001 period were $558.0 million compared to $597.3 million for the 2000 period. A decrease of $26.9 million is attributable to Peruvian operations. U.S. net sales decreased $12.3 million in the 2001 period, compared to the 2000 period, primarily due to reduced sales volumes and lower realized prices for zinc concentrates, partially offset by higher lead prices and increased sales of purchased zinc. Due to the factors discussed above, lead metal sales volume was off 14,500 tons or 5% in the 2001 period, compared to the prior year, accounting for a $7.5 million reduction in net sales. The LME average lead price improved 6% compared to the prior year, but the impact was partially offset by lower premiums. As a result, the realized price for lead metal improved by about 2%, increasing net sales by $3.4 million. Zinc concentrate net sales were $5.8 million lower in the 2001 period, compared to the 2001 period, primarily due to a 14% decline in the LME average zinc price and slightly lower sales volume. Copper concentrate net sales decreased $2.3 million in the 2001 period, compared to the 2000 period due to lower market prices, hedging activity, adjustments to provisionally priced sales and lower volume associated with the production changes discussed previously. Sales by the Company's fabricated products subsidiary were $2.6 million lower in the 2001 period, compared to the 2000 period primarily due to reduced demand for oxide and anodes. These changes were partially offset by a$2.2 million increase in net sales due to higher purchased zinc volume

     COST OF SALES for the 2001 quarter was $154.0 million compared to $176.0 million for the 2000 quarter. Of this decrease, $10.8 million is attributable to Peruvian operations. U.S. cost of sales decreased $11.2 million in the 2001 quarter, compared to the 2000 quarter, primarily due to lower lead metal sales volume and reduced production costs. The decrease in lead metal sales volume discussed above reduced cost of sales $7.3 million in the 2001 quarter, compared to the 2000 quarter. Production costs for the quarter reflect partial implementation of the production changes and cost reductions announced on March 7 (the revised operating plan), including the impact of improved ore grade. Production for the quarter was also impacted by favorable adjustments to property tax and fringe benefit accruals of $0.9 million. Lead metal unit production costs for the 2001 quarter were approximately 8% lower than the 2000 quarter and about 10% lower than the second quarter of 2001. Zinc and copper concentrate production costs and conversion costs at the Company's secondary smelter were also lower. Combined, unit production costs decreases reduced cost of sales $5.0 million in the 2001 quarter, compared to the 2000 quarter. These decreases were partially offset by the increase in purchased zinc sales volume.

     Cost of sales for the 2001 period was $497.9 million compared to $532.4 million for the 2000 period. Of this decrease, $22.6 million is attributable to Peruvian operations. U.S. cost of sales for the 2001 period was $11.9 million less than the 2000 period. Volume changes, primarily lower lead metal and copper concentrate sales volumes and reduced volumes at FPI and reduced cost of sales by $9.4 million. During the

2001 period the Company recognized an adjustment of property tax expense at the Herculaneum smelter resulting from the settlement of a multi-year property tax dispute, which reduced cost of sales $1.2 million. Production costs for the period also reflect the partial implementation of the revised operating plan and the accrual adjustments discussed above. As a result, lead metal unit production costs for the 2001 period were down approximately 1%, compared to the 2000 period, which reduced cost of sales $2.3 million. This was accomplished despite the impacts of reduced production volumes associated with the primary smelter problems, discussed earlier costs and a significant increase in energy costs. Energy costs for the 2001 period were $3.3 million higher than the 2000 period, due to price increases primarily for natural gas and propane, which increased approximately 103% and 39%, respectively. During 2001 quarter, these prices dropped significantly. Propane prices were lower, compared to the 2000 quarter while natural gas prices remain about 40% higher than the prior year.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $1.0 million for the 2001 quarter and $2.5 million for the 2001 period, compared to the prior year. Peruvian operations accounted for decreases of $1.1 million for the quarter and $1.8 million for the period, compared to the prior year. The decrease in selling, general and administrative expenses for U.S. operations of $0.7 million for the period is primarily due to reduced legal fees, association dues and travel costs. Legal fees were down approximately $0.8 million for the 2001 period, compared to the prior year, primarily due to reduced activity on a case that was being prepared for trial in the 2000 period. The other expense reductions are primarily the result of continuing efforts to reduce expenses in light of current economic conditions.

     EXPLORATION expense decreased $1.3 million for the 2001 quarter and $2.0 million for the 2001 period, compared to the prior year. Decreases of $0.9 million for both the quarter and the period are attributable to Peruvian operations. The reductions in the U.S. are attributable to the suspension of all drilling and fieldwork on the Company's Missouri and South African exploration properties in an effort to conserve cash.

     UNREALIZED GAIN ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. For the 2001 quarter, gains relating to U.S. operations were partially offset by losses relating to Peruvian operations of $0.5 million. Gains of $2.0 million in the U.S. resulted from an increase in purchased lead futures contracts with contract values lower than the July 31, 2001 market value, and from the realization of losses on copper futures contracts that settled during the quarter. For the 2001 period, the unrealized gain on derivatives was $1.8 million, of which $0.6 million was attributable to Peruvian operations. Gains of $1.2 million in the U.S. resulted primarily from the factors discussed above, offset by the effect of falling zinc prices on purchased futures contracts at July 31, 2001.

     INCOME FROM OPERATIONS for the 2001 quarter was $12.6 million compared $2.5 million for the 2000 quarter. For the 2001 period, operating income was $16.9 million compared to $15.5 million for the 2000 period. An increase of $3.1 million for the quarter and a decrease of $1.6 million for the period are attributable to Peruvian operations. In the U.S., income from operations was of $2.5 million for the 2001quarter, compared to an operating loss of $4.6 million for the 2000 quarter. For the 2001 period, the operating loss was $7.2 million compared to a loss of $10.2 million for the 2000 period. These improvements are primarily due to the factors discussed above.

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

RESULTS OF PERUVIAN OPERATIONS

     NET SALES for 2001 quarter decreased $9.1 million, compared to 2000 quarter, primarily due to lower realized prices for copper, silver and zinc, partially offset by increased sales volumes. Largely due to lower LME prices, the Company's realized prices for copper, zinc and silver for the 2001 quarter, compared to the 2000 quarter were lower by 8%, 21% and 13%, respectively, reducing net sales by $12.9 million. Lower volumes of by products, primarily bullion, lead reduced net sales another $1.6 million. These decreases were partially offset by the impact of higher lead prices, which increased net sales by $1.6 million, and increased sales volumes of all refined metals, which increased net sales $4.3 million.

     Net sales for the 2001 period were $26.9 million less than the 2000 period due to lower realized prices for copper, silver, zinc, and gold and lower sales volumes for gold bullion and by products, partially offset by increased sales volumes for lead and zinc and higher lead prices. Silver prices declined 12% in the 2001 period, compared to the 2000 period, reducing net sales $15.5 million. The net realized price for zinc was 14% lower in the 2001 period, reducing net sales by $9.7 million. Lower prices for copper, gold and by products decreased net sales $4.1 million. Lower sales volumes of silver, gold and by products reduced net sales another $7.1 million. These reductions were partially offset by higher realized prices for lead metal, which increased net sales by $3.7 million, and increased sales volumes of lead and zinc, which increased net sales $5.0 million.

     COST OF SALES for the 2001 quarter was $93.9 million, compared to $104.7 million for the 2000 quarter. Changes in unit production costs, which declined for all metals except lead, accounted for a $12.1 million reduction in cost of sales in the 2001 quarter, compared to the 2000 quarter. Unit costs declined, primarily due to lower feed costs, which reflected the impact of lower metal prices, partially offset by lower treatment charges. In addition, production costs at the Company's Cobriza copper mining operation were 35% lower in the 2001 quarter, compared to the 2000 quarter, due to improved grade and reduced operating costs resulting from the operating changes implemented in May of 2000 as well as the new ore zone identified during the second quarter. Conversion costs at La Oroya were somewhat lower, primarily due to the Company's efforts at cost containment.

     Cost of sales for the 2001 period declined $22.6 million compared to the 2000 period. Lower sales volumes for silver, gold and by products, partially offset by increased copper, lead and zinc volumes account for $2.2 million of the decrease. Changes in unit production costs, primarily due to the factors discussed above, accounted for a $20.4 million reduction in cost of sales.

     SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $1.2 million for the 2001 quarter and $1.8 million for the 2001 period, compared to the prior year, primarily due to reduced compensation costs, professional fees and expenses associated with the Company's helicopter, which was sold in the 2001 quarter.

     EXPLORATION Expense decreased $0.9 million for the 2001 quarter and the 2001 period, compared to the prior year, as work done to further delineate reserves at the Company's Cobriza mine was completed in the 2000 quarter.

     UNREALIZED LOSS (GAIN) ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Losses for the 2001 quarter resulted primarily from losses on sold zinc put options due to a drop in the LME price for zinc. Gains for the 2001 period resulted primarily from the effect of falling copper prices on sold futures contracts.

     INCOME FROM OPERATIONS was $3.1 million higher for the 2001 quarter but $1.6 million lower for the 2001 period, compared to the prior year, due primarily to the factors discussed above.

     INTEREST EXPENSE decreased $0.5 for the 2001 quarter and $0.9 million for the 2001 period, compared to the prior year, primarily due to lower outstanding balances on capital lease obligations and short-term bank debt and increases in capitalized interest, partially offset by increased revolver interest resulting from higher outstanding balances.

     INTEREST INCOME increased $0.3 million for the both 2001 quarter and the 2001 period, compared to the prior year, primarily due to interest on income taxes due to the Company, which was received during the 2001 quarter.

     OTHER, NET expense was $0.5 million in the 2001 quarter, compared to other net income $0.5 million in the 2000 quarter. This change is primarily due to the absence, in the 2001 quarter, of $0.6 million of income from insurance recoveries related to the oxygen plant at La Oroya, which was received in the 2000 quarter, and increases in other miscellaneous expenses.

     OTHER, NET expense increased $0.7 million in the 2001 period, compared to the 2000 period, primarily due to the insurance recoveries discussed above.

     INCOME TAXES effective rate for the year of (51)%, compared to the effective rate for the year ended October 31, 2000 of (19)% is due primarily to the tax effects of FAS 133 and a change in the expected impact of inflation and foreign exchange gains/losses on the Company. Benefit for the 2001 quarter reflects revisions since the second quarter in the Company's pretax and taxable income projections, as a result of a merger between Doe Run Peru S.R.L and Doe Run Mining S.R.L.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $100.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of July 31, 2001, $50.0 million, exclusive of $7.5 million of letters of credit, was outstanding under the Doe Run Revolving Credit Facility. On January 26, 2001, the Company entered into an amendment of the Doe Run Revolving Credit Facility, which extends the term to January 15, 2003 and establishes a reserve against calculated availability of $5.0 million. The amendment also changed the net worth requirement, established a limitation on capital expenditures in the U.S. and established requirements for earnings before interest, taxes, depreciation, depletion, amortization and adjustments made in accordance with FAS 133 (EBITDA) for U.S. operations. No other significant terms of the original agreement were amended.

     In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories. In addition the lender provides a separate line of $12.0 million for the issuance of certain classes of guarantee letters. The sum of the advances on both of these lines is limited to $42.0 million. At July 31, 2001, $21.0 million, exclusive of $2.5 million of guarantee letters, was outstanding under the Doe Run Peru Revolving Credit Facility and $1.5 million for guarantee letters was outstanding under the separate line, described above. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local financial institutions. At July 31, 2001, $3.0 million in customs bonds was outstanding under these arrangements.

     Net unused availability at July 31, 2001 was $8.1 million under the Doe Run Revolving Credit Facility and $16.5 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $9.2 million of cash at July 31, 2001. On June 4, 2001 the Company received a refund of income tax prepayments from the Peruvian government of approximately $12.7 million. At the same time, the Company paid $2.7 million for certain tax liabilities. These transactions, net, effectively increased availability in Peru by approximately $10.0 million. At August 31, 2001 availability was $7.1 million under the Doe Run Revolving Credit Facility and $21.5 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $9.1 million.

     In the 2001 quarter, cash provided by operating activities was $23.9 million, cash provided by investing activities was $0.4 million and used in financing activities was $21.8 million. For the 2001 period, cash provided by operating activities was $27.6 million, cash used in investing activities was $13.5 million and used in financing activities was $13.2 million.

     The Company had capital expenditures, including equipment financed with capital leases, of $19.0 million in the 2001 period and has projected total capital expenditures of approximately $24.2 million for fiscal 2001. In the U.S., the Company had capital expenditures of $10.2 million for the 2001 period and has projected total capital expenditures of approximately $11.4 million for fiscal 2001, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $71.0 million per year on repairs and maintenance from fiscal 1996 through fiscal 2000. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

     As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. For expenditures through October 31, 2000 Centromin has approved qualifying expenditures under the investment commitment of approximately $88 million. Additional expenditures for the first nine months of fiscal 2001 have not yet been approved. Peruvian operations had capital expenditures, including equipment financed with capital leases, of $8.1 million in the 2001 period and have projected total capital expenditures of approximately $12.8 million for fiscal 2001, primarily for environmental improvements and to support ongoing operations.

     The Company has substantial indebtedness and debt service requirements. As of July 31, 2001, on a consolidated basis, the Company had $502.3 million of indebtedness outstanding, or $377.3 million net of the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Mining, securing indebtedness of a like amount. The Company has recently developed projections for the remainder of fiscal year 2001,and for fiscal year 2002. These projections indicate that the Company should have sufficient liquidity to meet its debt service requirements and that liquidity should be adequate through the end of fiscal year 2002. However, lower than forecasted metal prices, premiums or treatment and refining charges are likely to have an adverse impact on liquidity. Changes in operating results, such as production interruptions or less than expected ore grade could also adversely impact liquidity. Management will monitor liquidity closely and will reevaluate capital, exploration and maintenance spending levels and consider further changes in operations in order to maintain sufficient liquidity. In addition, the Company is currently pursuing various financing alternatives in an effort to improve its ability to meet working capital and capital investment requirements while maintaining sufficient liquidity and financial flexibility. There can be no assurance that the pursuit of these alternatives will be successful.

     The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions. The more restrictive covenants included limitations on allowable indebtedness and maintenance of minimum net worth, as defined, a limitation on capital expenditures in the U.S. and EBITDA requirements in the U.S. The indentures covering the Notes limit principal outstanding under various Peruvian working capital facilities to $60 million. The Company was in compliance with all applicable covenants at July 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has outstanding $55 million of floating interest rate senior notes on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At July 31, 2001, the effective rate was 11.18%.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

     DIXON, ET AL. VS. THE DOE RUN RESOURCES CORPORATION, ET A.L. was withdrawn without prejudice by the plaintiffs.

     MITCHELL, ET. AL. VS. FLUOR CORPORATION ET AL. was filed July 9, 2001 in the Circuit Court of the City of St. Louis. The plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were nine months to six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class.

     DOYLE, ET AL. VS. FLUOR CORPORATION ET AL. was filed July 9, 2001 in the Circuit Court of the City of St. Louis. The plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter.

     FIGGE, ET AL. VS. FLUOR CORPORATION ET AL was filed July 9, 2001 in the Circuit Court of the City of St. Louis. The plaintiffs allege personal injury against two children living in Herculaneum resulting from the operation of the Company's smelter.

     DOWD, ET AL. VS. FLUOR CORPORATION ET AL was filed July 9, 2001 in the Circuit Court of the City of St. Louis. The plaintiffs allege personal injury against two children living in St. Francois County resulting from previous mining operations of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     None

(b)  REPORTS ON FORM 8-K.

     None filed during the quarter reported on.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE DOE RUN RESOURCES CORPORATION
                                      (Registrant)



September 14, 2001                    /s/ Marvin K. Kaiser
------------------                    --------------------------------------
     Date                             Marvin. K. Kaiser
                                      Vice President and Chief Financial Officer
                                      (duly authorized officer and principal
                                      financial officer)