Form 10-K
period 2001-10-31
DOE RUN RESOURCES CORP
filed 2002-05-16
CIK 1061112

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended OCTOBER 31, 2001

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

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
              None                                   Not Applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 2002: COMMON STOCK, $.10 PAR VALUE 1,000 SHARES

Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

                       THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-K

                                                                        PAGE NO.
                                                                        --------
PART I

     Item 1.   Business                                                     1

     Item 2.   Properties                                                   9

     Item 3.   Legal Proceedings                                           11

     Item 4.   Submission of Matters to a Vote of Security Holders         13

PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matter                                          13

     Item 6.   Selected Financial Data                                     14

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         15

     Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk                                                 30

     Item 8.   Financial Statements and Supplementary Data                 30

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                        99

PART III

     Item 10.  Directors and Executive Officers of the Registrant          99

     Item 11.  Executive Compensation                                     100

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management                                             103

     Item 13.  Certain Relationships and Related Transactions             103

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                        105

     SIGNATURES                                                           107

     EXHIBIT INDEX                                                        108

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

         All of the Company's issued and outstanding capital stock is indirectly owned by The Renco Group, Inc. (Renco). Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its subsidiaries. The Company owns 100% of Doe Run Cayman Ltd. (Doe Run Cayman), a Cayman Islands corporation. Doe Run Cayman owns in excess of 99% of the interest in Doe Run Peru S.R.L. (Doe Run Peru, a Peruvian corporation), with a DE MINIMIS number of shares owned by employees of both Doe Run Peru and Empresa Minera del Centro del Peru S.A. (Centromin) pursuant to Peruvian law. Centromin is the Peruvian government entity whose subsidiary held the assets and liabilities of La Oroya, which was purchased on October 23, 1997 by Doe Run Peru. The Company's business in the United States includes an integrated primary lead operation, a secondary lead operation and lead fabrication operations. In Peru, the Company produces various base metals and precious metals and has a copper mining and milling operation. These operations will be discussed in greater detail in the "Overview" sections below. Reference with respect to operating segment information is hereby made to "Item 8. Financial Statements and Supplementary Data", Note 13 to the Company's Consolidated Financial Statements. The Company's business does not involve: 1) seasonal fluctuations, 2) unusual working capital requirements, 3) significant order backlog or 4) federal contracting.

OVERVIEW -- U.S. OPERATIONS

         The Company's U.S. primary lead operation consists of two primary smelters, which obtain concentrates from the Company's four operating mills, supplemented from time to time with concentrates purchased in the open market. The mills are supplied with ore mined from six production shafts along approximately 40 miles of the Viburnum Trend in southeastern Missouri, one of the world's most productive lead deposits. As of October 31, 2001, the Company's U.S. ore reserves consisted of approximately 50 million proven and probable tons, containing grades of 5.85% lead, 1.34% zinc and .25% copper. The Company also operates a secondary smelter in southeastern Missouri where it produces lead metal from recycled lead-acid batteries and other lead bearing materials. Through its subsidiary, Fabricated Products, Inc. (FPI), the Company produces value-added lead products such as lead oxide, lead sheet and lead bricks at facilities in Arizona, Washington and Texas. These operations permit the Company to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling batteries and other materials containing lead.

         In fiscal 2001, the Company's U.S. operations shipped approximately 490,000 tons of refined lead metal and lead alloy products, including recycled lead, representing approximately 23% of North American consumption and 8% of western world consumption and generating net sales of $303.1 million and a net loss of $48.4 million.

         Approximately 67% of the U.S. operation's lead metal sales, in 2001, were to battery manufacturers or their suppliers. Historically the lead-acid battery has been the dominant technology for automotive and other starting, lighting and ignition (SLI) batteries. Management believes this will continue to be the case for the foreseeable future because of its cost competitiveness, recycleability and existing infrastructure. Refined lead is also used in products such as computer and television screens, ammunition, stationary batteries used as backup power sources and rolled and extruded lead products used in radiation shielding and roofing materials.

         Fluctuations in lead and other base metal prices could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. These prices are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. The Company, by taking advantage of its extensive polymetallic ore resources, is somewhat able to reduce its exposure to metal price volatility through adjustments to its mining and milling plans to take advantage of prevailing market conditions for lead and zinc. In addition, sales from tolling services, by-products and fabricated products provide the Company with sources of revenue largely independent of lead prices

         The average market price for refined lead, determined on the London Metal Exchange (LME), was $428.80 per short ton in fiscal 2001. This represents a 4% increase compared to the average for fiscal 2000. From 1998 through 2000 the LME lead price declined as new mines were developed in Australia and Ireland, and as China increased its lead metal production and exports. During the second and third quarters of fiscal 2000 lead prices declined to near historic lows. Despite the modest improvement in fiscal 2001, lead prices remain substantially below the average for the ten years 1992 through 2001.

         In the U.S. market, premiums over the LME were adversely impacted by the recessionary conditions in the U.S. economy during 2001. Slower automotive replacement battery shipments have weakened overall demand, compared to the prior year. Also, a significant drop in demand for batteries for the telecommunications industry occurred as a result of lower capital expenditures for the industry's infrastructure. In fiscal 2001, western world consumption of lead declined by 5% and U.S. consumption declined by 10%, reflecting weakened economic conditions. Management believes that demand is near its lowest point and is likely to increase as a result of economic recovery and worldwide economic growth.

         Management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted beginning in 2001 through 2006. In 2001, mine closures and cutbacks occurred in Spain, Sweden, Canada and the U.S., reducing supply by approximately 200,000 tons, or approximately 3% of western world consumption. These closures should significantly reduce western world production and bring about a deficit in supply versus demand. In recent months, the industry has seen evidence of this deficit as some primary smelters have cut back due to limited concentrate availability. In publications issued in December of 2001, international commodity consultants forecasted annual average lead prices for the years 2002 through 2007, which are higher than those experienced in 2001.

         Zinc prices dropped precipitously in 2001 as a result of weak demand and excess production. The last several years have seen large zinc mines open in Australia, Ireland and Peru and a major expansion of a zinc mine in Alaska. In fiscal 2001, world zinc mine production increased 5% and zinc metal production increased 4%. Demand was weak during 2001 because of general economic conditions, and in particular because of weakness in the auto and construction industries. Western world zinc demand dropped 3% and U.S. zinc demand dropped 13% in 2001, compared to 2000. As a result, the average LME price for refined zinc declined more than 19% to $846.40 per ton in fiscal 2001. Industry analysts project this zinc surplus will continue to grow, making the prospects for a recovery in zinc prices unlikely in 2002. If zinc mine production is reduced, in order to balance supply and demand, lead concentrate supplies are likely to tighten even further as lead is a by product of many zinc mines.

OVERVIEW-- PERUVIAN OPERATIONS

         The Company's Peruvian operations consist of the La Oroya smelting complex, acquired in October 1997, and the Cobriza mine and mill, acquired in August 1998. La Oroya's unique combination of base metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to produce high quality finished metals and by-products. For the year ended October 31, 2001, net sales and net income were $434.3 million and $1.6 million, respectively. Refined silver, copper, zinc, lead and gold accounted for 36%, 25%, 17%, 14% and 5%, respectively, of fiscal 2001 net sales. Sales of various by-products accounted for the balance of fiscal 2001 sales. In 2001, La Oroya was one of Peru's largest exporters, exporting approximately 89% of its total shipments to North America, Europe and Asia, as well as other Latin American countries. Its customers include end-users of base metals and metal by-products, as well as international metal trading companies.

         La Oroya 's operations consist of the smelting and refining of complex concentrates obtained from Cobriza and from unaffiliated mining operations. La Oroya typically purchases concentrate feedstock pursuant to contracts under which the cost of concentrates is based on a percentage of the payable base metal and precious metal content of the concentrates, reduced by processing fees, treatment charges to refine the concentrates and penalties for impurities within the concentrates, such as arsenic, antimony and bismuth, which the smelter can process and sell as by-products. Base metal prices are generally established by reference to international metal markets, primarily the LME. Treatment charges and penalties are negotiated with concentrate sellers. They are affected by numerous factors beyond the Company's control including: expectations for inflation, global and regional demand for smelter capacity, availability and quality of concentrates and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. Currently, La Oroya has secured approximately 93% of its concentrate requirements for fiscal 2002, through material supplied by Cobriza and contracts with suppliers. For the year ended October 31, 2001, approximately 25% of the La Oroya smelter's copper concentrate requirements were met by Cobriza, representing 100% of Cobriza's output.

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

         The markets for La Oroya's products are global and demand depends upon world wide economic conditions. Given the diversity of its products and by-products, the Company's financial performance is not solely dependent upon any single product or by-product. Also, because the La Oroya smelter is primarily a processor of complex concentrates that are purchased based on market prices, its financial performance is less sensitive to the volatility of metal prices.

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

                                                       YEAR ENDED OCTOBER 31,
                                                    2001       2000       1999
                                                  --------   --------   --------
                                                      (dollars in thousands)
Primary lead metal sales ......................   $169,955   $192,690   $217,062
Secondary lead:
     Tolling ..................................     26,003     24,230     23,441
     Metal sales ..............................     47,917     38,810     31,754
     Other ....................................      4,743      4,821      5,620
Zinc concentrates .............................     23,654     35,452     31,373
Copper concentrates ...........................      1,102      3,644      3,511
Fabricated Products ...........................     25,271     26,254     25,699
Other .........................................      4,501      3,066      4,380
                                                  --------   --------   --------
      Total ...................................   $303,146   $328,967   $342,840
                                                  ========   ========   ========

         For the year ended October 31, 2001, exports represented approximately 1% of the U.S. operations' net sales. For each of the years ended October 31, 2000, and 1999 exports were approximately 2% of the U.S. operations' net sales

CUSTOMERS

         The Company's U.S. operations had approximately 170 lead metal customers including six of the eight largest lead-acid battery manufacturers in the world. These six customers accounted for approximately 43% of U.S. net sales in fiscal 2001. The loss of any of the Company's large customers or curtailment of purchases by these customers could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. For fiscal 2001, Johnson Controls Inc. accounted for approximately 11% of the U.S. operations' net sales. In fiscal 2000 and 1999 no single customer accounted for more than 10% of the U.S. operations' net sales.

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

RAW MATERIALS

         Lead concentrates are supplied by the Company's mining operations and, from time to time, purchased from third parties. For a discussion of the Company's mineral reserves, see "Item 2. Properties -- Ore Reserves." At planned production rates, U.S. operations expect to produce all of the concentrates required by its primary smelters for fiscal year 2002.

         The Company's U.S. operations utilize various other raw materials, principally spent batteries, coke, and chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bid. The Company believes that it has adequate sources of these raw materials to meet its present production needs.

POWER

         The electric power source for the majority of the Company's U.S. operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. The Viburnum-35 mine and Glover primary smelter obtain their electric power from Black River Electric Cooperative, a public utility located in Southeastern Missouri. Natural gas and propane are secured from external sources, primarily under contracts that are awarded on the basis of competitive bid. The Company believes that it has adequate power sources to meet its present production needs. The cost of both natural gas and propane increased significantly in the last quarter of fiscal 2000 and the first half of fiscal 2001, adversely affecting the Company's results of operations. Natural gas and propane prices declined in the last quarter of 2001 to levels lower than the average for 2000.

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

EXPLORATION

         The Company continues to explore for additional reserves within the Viburnum Trend, which is one of the world's most productive lead ore deposits, located in southeastern Missouri. Current exploration, which has been reduced due to the low metal prices, is focused on surface and underground drilling in and adjacent to the operating mines for the purpose of discovering new ore reserves, as well as delineating previously drilled ores for mining purposes. In addition, drilling work is being pursued in most of the mines to access ore beyond the present mining areas. The Company also holds exploration tracts outside the Viburnum Trend in the U.S. and in the Republic of South Africa that are being explored. In Missouri, 50 miles east of the Viburnum trend, the Company has conducted pre-development work on a lead-zinc-cobalt deposit. In South Africa, the Company has conducted pre-feasibility work on a lead and zinc deposit approximately 100 miles from Kimberly, in the Northern Cape province. These properties are currently being held with minimal cost pending further economic evaluation. In fiscal 2001, 2000 and 1999, the Company spent $3.8 million, $4.2 million and $4.9 million, respectively, on exploration activities, including $2.4 million, $2.4 million and $3.7 million, respectively, outside the Viburnum Trend.

SAFETY

         Throughout its operations, the Company strongly emphasizes providing employees a safe working environment through extensive training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., the Company's mining and milling operations are regulated by the Mine Safety and Health Administration of the Department of Labor (MSHA) and its smelting and fabricating operations by the Occupational Safety and Health Administration of the Department of Labor (OSHA). The Company believes it has achieved safety results that are among the best in its industry classifications. In 2000, the Company's Sweetwater mine was presented the Sentinels of Safety Award, for 1999, by the National Mining Association and MSHA, for being the safest in the underground metal mine category. Each year between 1973 and 1999, one of the mining units has been named either the safest or second safest underground metal mine in the United States by MSHA. The Company has achieved the top award 15 times in the last 29 years. Although the mining and milling operations' safety performance in 2001 did not meet the Company's expectations, the results were still about two times better than the industry average. The smelting operations have achieved a strong safety record as well, with typical lost time accident rates averaging approximately three to four times better than industry averages in recent years.

EMPLOYEES

         As of October 31, 2001, the Company had 400 active salaried employees and 1,138 active hourly employees in the United States, of which, 139 hourly employees were represented by Local 7450 of the United Steelworkers of America
(USWA). The Company has a three-year agreement with the union, which expires in May 2002. The Company began negotiations in April 2002. Management believes that its labor relations are good.

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

                                                       YEAR ENDED OCTOBER 31,
                                                    2001       2000       1999
                                                  --------   --------   --------
                                                      (dollars in thousands)

Silver ........................................   $153,993   $174,651   $170,023
Copper ........................................    106,772    118,452    102,235
Zinc ..........................................     76,039     90,564     77,969
Lead ..........................................     59,165     53,262     54,754
Gold Bullion ..................................     22,756     26,345     19,719
By-Products ...................................     15,611     22,801     32,734
                                                  --------   --------   --------
        Total .................................   $434,336   $486,075   $457,434
                                                  ========   ========   ========

CUSTOMERS

         La Oroya had approximately 375 customers in 2001, including a wide variety of industrial and international trading companies, of which the five largest accounted for approximately 37% of its net sales. In 2001, approximately 89% of net sales were exported, with sales to North American countries representing approximately 29% of net sales, followed by Latin America, Europe and Asia with 35%, 22% and 14% of net sales, respectively. Substantially all of La Oroya's 2001 metal sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volumes and pricing mechanisms. Substantially all of La Oroya's sales were denominated in U.S. dollars.

COMPETITION

         La Oroya's unique combination of base metal smelters, refineries and by-product circuits are capable of processing complex concentrates into high quality base and precious metals. Only three other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Unlike La Oroya, none of these facilities has a dedicated zinc production circuit. As a result of La Oroya's proximity to significant sources of concentrates, management believes that it operates at a geographic competitive advantage. In addition, La Oroya's proximity to Lima's Callao port provides ready access to major world markets.

RAW MATERIALS

         La Oroya's primary raw material is concentrate feedstock. In addition, the Company's process consumes various other raw materials, principally coal and fluxes.

         COPPER. During 2001, approximately 61% of the copper concentrates processed at La Oroya were obtained from the Peruvian domestic market, approximately 41% of which were supplied by Cobriza. In fiscal 2002, La Oroya expects to obtain approximately 62% of its copper concentrates from the Peruvian domestic market, 45% of which will come from Cobriza. The balance will be obtained primarily from neighboring Latin American countries. The Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

         ZINC. All of the zinc concentrates processed at La Oroya, during 2001, were secured from the Peruvian domestic market. La Oroya requires approximately 90,000 tons of zinc metal contained in concentrates per year to maximize production capacity. With present mine production, the Company believes that sufficient concentrates will be available to meet its requirements for the foreseeable future.

         LEAD. Approximately 96% of La Oroya's 2001 lead concentrates were obtained from the Peruvian domestic market, with the Paragsha, Andaychagua and Mahr Tunnel mines, owned by Volcan Compania Minera S.A., accounting for approximately 40% of the total feedstock. La Oroya has no local Peruvian competitors in lead smelting, therefore it has a substantial freight advantage for all of the concentrates produced in Peru, the total of which far exceeds La Oroya's requirements. However tightness in the market for lead concentrates has resulted in intense competition for lead concentrates from buyers outside of Peru, adversely affecting treatment charges received.

         FEED SUPPLY. As described above, a significant portion of La Oroya's feed supply is currently secured from the Peruvian domestic market. The effects of low metals prices have caused some of the Company's current supplies to suffer financial distress. If one or more of the local producers were to cease delivery of concentrates, there can be no assurance the Company would be able to secure sufficient replacement feedstock or at economically acceptable terms. A significant interruption in feed supply could result in a material reduction in the production of metals from La Oroya which would likely have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

         WATER. Water for the La Oroya facility is obtained from three main sources: the Mantaro River, the Tishgo River and the Cuchimachay Spring. Management believes these three sources, in addition to numerous adjacent springs and wells provide adequate water supplies for the facility.

         POWER. La Oroya receives electric power from Empresa de Electricidad de los Andes S.A., (Electroandes), a local electric power company owned by PSGE Global Inc. The smelting complex consumes approximately 67 megawatts of ongoing load, which represents approximately one-third of the capacity of Electroandes. La Oroya has a long-term power supply contract with Electroandes, which management believes will provide sufficient power to La Oroya at satisfactory long-term rates. The contract expires in October 2007. Most of Cobriza's electrical power is also provided by Electroandes. Cobriza's requirements do not represent a significant portion of Electroandes' capacity.

         OTHER. At La Oroya, an oxygen plant supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. The oxygen plant was installed in 1994 with a capacity of 353 tons per day. It is owned by a local bank and leased to the Company under a sale and leaseback agreement. Coal is imported to produce metallurgic coke for the lead circuit blast furnaces. Fluxes consumed in the smelting process are supplied by company-controlled mining concessions near La Oroya. The company also purchases silica and pyrite fluxes containing precious metal values. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

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

Doe Run Peru has committed under its PAMA to implement the following projects through December 31, 2006:
     o    New sulfuric acid plants
     o    Treatment plant for the copper refinery effluent
     o    Industrial waste water treatment plant for the smelter and refinery
     o    Improve Huanchan lead and copper slag deposits
     o    Build an arsenic trioxide deposit
     o    Management and disposal of lead and copper slag wastes
     o    Domestic waste water treatment and domestic waste disposal
     o    Monitoring station

         La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. In January 2002, the Company received permission from the MEM to change certain PAMA projects and the timing of their completion. However, there can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect the Company's business, financial condition or results of operations. Under the Subscription Agreement, pursuant to which the Company acquired La Oroya, Centromin agreed to indemnify the Company against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect the Company's business, financial condition or results of operations.

         As part of the acquisitions of La Oroya and Cobriza, the Company entered into certain agreements with MEM to expand and modernize their operations, including expenditures to comply with environmental regulations in Peru, such as those governing the treatment, handling and disposal of solid wastes, liquid effluent discharges and gaseous emissions. Principal projects related to environmental matters at the La Oroya smelter include: 1) building sulfuric acid plants for the metal circuits, 2) new converter and roaster technology for the copper circuit, 3) replacement of the roaster equipment for the zinc circuit, 4) water and sewage treatment facilities, and 5) slag and slimes handling equipment and disposal facilities. The Company estimates that expenditures related to environmental matters and related process changes will be approximately $170 million for fiscal 2002 through fiscal 2007.

         The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, mine drainage, sewage and garbage by mid-2002. After beginning construction on the largest of the projects, the tailings backfill project, the revised project cost estimate increased substantially. As a result, in February 2001 the Company requested a revision of its PAMA from the MEM, which would allow it to operate for a time without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. In April 2002, the MEM proposed a pending regulation extending the PAMA for all companies for an additional 18 months for work remaining under the PAMA. For companies still not in compliance at the end of this 18-month extension period, each company would have an additional six months to close the operation. In light of this pending regulation, Doe Run will be re-evaluating its options with the expectation that a decision will be made within the next six to twelve months regarding the future course of action to be taken.

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

SAFETY

         In Peru, the MEM is responsible for regulations enacted to minimize accidents. It conducts annual inspections to ensure compliance with numerous safety standards. The Company's Peruvian operations suffered two fatal accidents at Cobriza during 2001. One was a Company employee and was the result of a rock fall; the other was a contract laborer involved in a mobile equipment accident. Management has thoroughly investigated each of these incidents and reinforced the appropriate safety procedures with the workforce. Despite these unfortunate incidents, the safety performance of the Peruvian operations, in terms of both fatalities and lost time accidents, has improved significantly. Under the Company's management, lost time accidents rates are lower by more than 60% at La Oroya and more than 65% at Cobriza, compared to similar periods under the former owner. With further assistance and direction provided by the U.S. representatives of the Company, the Peruvian operations will continue to maintain a high regard for safety and health.

EMPLOYEES

         As of October 31, 2001, the Company's Peruvian employees included 955 active salaried employees, 2,131 active hourly employees, and 1,475 contractors. There are three unions for hourly employees and two unions for salaried employees. The principal union representing 82% of the hourly employees is the Sindicato de Trabajadores Metalurgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Ferroviarios La Oroya (La Oroya Railway Workers Union) and the Sindacato de Trabajudones Cobriza (Cobriza Workers Union) represent 4% and 9%, respectively, of the hourly workers. The remaining hourly workers, 5%, are not affiliated with a union. On July 26, 1998, the Company entered into a five-year labor agreement with the hourly unions at La Oroya. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 39% of the salaried employees and by the Sindicato de Empleados Ferroviarios La Oroya (La Oroya Railway Employees Union), representing 3% of salaried employees. The remaining salaried employees, 58%, are not affiliated with a union. The current salaried employees' labor agreement continues until December 31, 2002. Management believes the Company's contract labor relations are good. A Peruvian law adopted in January, 2002 limits employers on the number of contract employees they may have. As of May 15, 2002, Doe Run Peru has made the necessary changes into its plans to comply with the law, resulting in the conversion of 190 and 133 contract employees at LA Oroya and Cobriza, respectively, to employee status.

ITEM 2. PROPERTIES

U.S. OPERATIONS

         The Company's Missouri mining operations have eight production shafts that form a north-south line along approximately 40 miles of the Viburnum Trend ore body. Three production shafts, Viburnum-28, Viburnun-29 and Viburnum-35, lie within a five-mile radius east, north and south, respectively, of Viburnum, Missouri. Viburnum is located approximately 125 miles southwest of St. Louis, Missouri. The Buick, Brushy Creek, Fletcher, West Fork and Sweetwater production shafts are within thirty miles of Viburnum. Six of the production shafts are currently operating. The Viburnum-29 and West Fork production shafts are on care and maintenance status.

         The Company also has available five grinding/floatation mills located near its production shafts. Four of the mills are currently operating. The West Fork mill is on care and maintenance status. All of the mining and milling facilities are accessible by state or county roads or Company-owned haul roads. Products are shipped by truck over public roads or by rail. The Viburnum and Buick mills have rail access.

           The production capacities of the Company's mills are as follows:

                                                  Concentrate Capacity
                          Mill                       (Tons per Day)
                    ------------------         ----------------------------
                    Buick                                 7,200
                    Fletcher                              5,000
                    Brushy Creek                          5,000
                    West Fork                             4,000
                    Sweetwater                            6,800

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

         The secondary lead recycling smelter is located in Boss, Missouri approximately ten miles south of Viburnum. The annual capacity of the facility is approximately 165,000 tons. The facility operates under a Resource Conservation and Recovery Act (RCRA) permit allowing it to handle waste, primarily lead-bearing material.

         The Company owns its two primary smelters and its secondary smelter.

         The secondary facility submitted a PSD (Prevention of Significant Deterioration) air permit application to Missouri Department of Natural Resources, in October 2001, which would allow the facility to expand its production limit to nearly 200,000 tons annually. The permit review for this application should be completed by mid to late 2002.

         The Company's fabricated products operations are leased facilities, located in Casa Grande, Arizona, Vancouver, Washington, and Houston, Texas.

         The Company owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases and 11 are government leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either 10 or 20 years and are renewable. Although no assurance can be given, management anticipates that these leases will be renewed at similar royalty rates. The Company makes royalty payments under these leases.

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

ORE RESERVES

         The following table sets forth the mineable reserves, estimated by the Company, as of October 31, 2001 for the Viburnum Trend mineral deposits and the Higdon deposit, which is outside the Viburnum Trend.

                                            MINEABLE RESERVES
                                            AS OF OCTOBER 31, 2001

                                                                     GRADE+
                                                         --------------------------------
                                              TONS        LEAD        ZINC        COPPER
                                         --------------   ----        ----        ------
                                         (IN THOUSANDS)
Proven .................................     11,956       7.90%       1.61%        .31%

Probable ...............................     37,568       5.20%       1.25%        .24%
                                             ------

      Total Proven and Probable ........     49,524       5.85%       1.35%        .25%
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

PERUVIAN OPERATIONS

         La Oroya's operations are located in the central Peruvian Andes town of La Oroya, approximately 110 miles from the Peruvian capital of Lima and at an altitude of approximately 12,000 feet above sea level. The complex is linked to port facilities by highway and railroad service. Most supply sources also have rail service. The facilities, which the Company owns, consist of a copper smelter, lead smelter, copper refinery, lead refinery, copper fabricating plant, zinc refinery, precious metals refinery, antimony plant, arsenic plant, coke plant, cadmium plant, maintenance shops and other support facilities. Current production capacities of primary products are as follows:

                PRODUCT                                     ANNUAL CAPACITY
                --------                                    ---------------
                Copper (short tons)                              77,000
                Lead (short tons)                               132,000
                Zinc (short tons)                                86,000
                Silver (thousands of troy ounces)                35,000
                Gold Bullion (thousands of troy ounces)              93


         The Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Churcampa Province. Access to the site is by improved dirt road through rugged terrain. Concentrates produced at the mine are trucked 130 miles over dirt road to Huancayo and then an additional 70 miles over paved road to the La Oroya smelter. Cobriza's mill has a capacity of 10,000 short tons per day and its current throughput is approximately 5,000 short tons per day.

         Landholdings at Cobriza include approximately 2,600 acres of surface ownership and approximately 128,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed. The Company's estimates, which have not been audited, indicate mineable proven and probable ore reserves of approximately 6.0 million short tons containing approximately 1.25% copper

ITEM 3.  LEGAL PROCEEDINGS

         Doe Run is a defendant in twelve lawsuits alleging certain damages from lead emissions stemming from the operations at the Herculaneum smelter. The cases brought in the Circuit Court 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri are: KARLA RICHARDSON ET AL. V. THE DOE RUN RESOURCES CORP., ET AL, filed September 12, 1995; RONALD HEATH, ET AL. V. THE DOE RUN RESOURCES CORP. ET AL., filed November 20, 1995; ANDREA MASSA, ET AL.
V. THE DOE RUN RESOURCES CORP., ET AL., filed December 8, 1995; GOVREAU, ET AL. V. THE DOE RUN RESOURCES CORP., ET AL, filed February 1, 1999, CASEY II, ET AL. V. THE DOE RUN RESOURCES CORP., ET AL., filed March 23, 2000, SWARTS, ET AL. VS. LEADCO INVESTMENTS, INC. ET AL., FILED JUNE 14, 1996, WARDEN, ET AL. VS. THE DOE RUN RESOURCES CORP. ET AL. filed September 21, 2001, and ENOS GREEN V. THE DOE RUN RESOURCES CORP. ET AL., filed November 30, 1999. The cases brought in the Circuit Court of the City of St. Louis are: MITCHELL, ET. AL. V. FLUOR CORPORATION, ET AL., DOYLE, ET AL. VS. FLUOR CORPORATION, ET AL., FIGGE, ET AL. VS. FLUOR CORPORATION ET AL., all filed July 9, 2001. The Company has been named as a defendant in JARROD GROSS VS. THE DOE RUN RESOURCES CORPORATION ET AL., but has not yet been served.

         The HEATH, SWARTS, DOYLE AND MITCHELL cases are class action lawsuits. In the HEATH AND DOYLE cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In the MITCHELL case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were nine months to six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. In the SWARTS case, plaintiffs seek to have certified a class of employees of a certain contractor who worked at the Herculaneum smelter.

         The RICHARDSON, MASSA, GOVREAU, CASEY, FIGGE, AND WARDEN cases are personal injury actions by thirty four individuals who allege damages from the effects of lead poisoning they attribute to operations at the smelter and seek punitive damages. The Company is vigorously defending all of these claims.

         In the ENOS GREEN case, the plaintiff is seeking damages for the alleged disposal of lead contaminated fill material on plaintiff"s property.

         The Company signed a voluntary Administrative Order of Consent (AOC) in September 2000 to study and address issues related to the operation of the primary smelter in Herculaneum. In December 2000 the Company entered into a consent judgment with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission. The U.S. EPA and the Missouri DNR signed the AOC with an effective date of May 29, 2001. The Company signed a new AOC, with the U.S. EPA on December 21, 2001, which accelerates certain requirements of the May 29 AOC and requires certain additional cleanup activities. On April 26, 2002, the Company signed a Settlement Agreement with the State of Missouri whereby it agreed to offer buyouts to approximately 160 homeowners in an area close to the smelter. See "Item 8. Financial Statements and Supplementary Data",
Note 16 to the Company's Consolidated Financial Statements. On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum smelter site. The

Company does not believe that there has been any violation of law and is cooperating with State and federal agencies in their investigations into the allegations.

         Doe Run is a defendant in five lawsuits alleging certain damages from past mining operations in St. Francois County. On July 9, 2001 DOWD, ET AL. V. FLUOR CORPORATION, ET AL. was filed in the Circuit Court of the City of St. Louis, Missouri. The case alleges injury to two children living in St. Francois County as a result of emissions from tailings, chat piles and other wastes from past mining operations. On December 13, 2001 Doe Run was served regarding LEE ANN STOTLER AND KEELY STOTLER V. FLUOR CORPORATION, ET AL. This case, which was filed in the Circuit Court of the City of St. Louis, Missouri, seeks a class action for property damages caused by tailings and related operations. On December 14, 2001 Doe Run was served regarding LAYNE STOTLER V. FLUOR CORPORATION, ET AL. This case, which was filed in the Circuit Court of the City of St. Louis, Missouri, seeks a class action for medical monitoring for minors who lived, went to school, or went to day care in Bonne Terre, St. Francois County, Missouri or whose mothers lived in Bonne Terre when they were pregnant. The action alleges damages caused by tailings and related operations. On April 29, 2002, Doe Run was served regarding CHARLES MULLINS V. THE DOE RUN RESOURCES CORPORATION and CHARLES MULLINS II V. THE DOE RUN RESOURCES CORPORATION, filed in the Circuit Court of the City of St. Louis, Missouri, class actions for property damage and medical monitoring, respectively, concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County, Missouri.

         The Company, with several other defendants, was named in several lawsuits alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. These suits which have not yet been served on the Company include: HALL V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL., HART V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL., WILLIAMS V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL. AND RANDLE V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL. The suits were all filed in the Circuit Court for Baltimore City, Maryland and seek damages, including punitive damages.

         On January 26, 2000, CITY OF ST. LOUIS V. LEAD INDUSTRIES ASSOCIATION, INC. ET AL was filed in the Circuit Court of the City of St. Louis, Missouri. The Company and several other parties were named defendants in the suit for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages. Discovery has yet to be initiated.

         On November 1, 2000 one hundred and seven individual cases were filed in the Circuit Court of the City of St. Louis, Missouri, that list the Company among the defendants, alleging that the employees or ex-employees of Burlington Northern and Santa Fe Railway Co. who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. On April 8, 2002, the Company was served with an additional suit bringing this total to 108 cases. The Company was served with nine additional cases on May 14, 2002 for a total of one hundred and seventeen cases.

         HARRIS V. TERMINAL RAIL ROAD ASSN., ET AL. was filed in the Circuit Court of the City of St. Louis, Missouri and the Company was served on November 9, 2001. This is an individual action for damages by an ex-employee of Terminal Rail Road alleging exposure to lead from hauling concentrates, similar to the one hundred and seventeen cases discussed above.

         HERD V. ASARCO, INC. ET AL., REEVES V. ASARCO, INC., ET AL., and CARR
V. ASARCO, INC., ET AL., each alleging injury to a child living in Picher, Oklahoma as a result of lead contamination from chat piles and/or tailings, were filed in the District Court of Ottawa County, Oklahoma on November 5, 2001, January 10, 2002, and February 5, 2002, respectively. HERD V. ASARCO, INC. ET AL. after originally being filed in state court, has been moved to the U.S. District Court for the Northern District of Oklahoma and the U.S. Department of Interior has been joined as a third party defendant.

         CRAWFORD V. FABRICATED PRODUCTS, INC. ET AL, filed on February 28, 2002, is a wrongful death action regarding a former employee who died in an accident at the Company's FPI facility in Vancouver, Washington. The suit was filed in the Superior Court of Washington for Clark County.

         On January 15, 2002, arbitration proceedings were also initiated against the Company's Fabricated Products subsidiary by the ITHACA CORPORATION, the former owners of the Seafab Metals Corporation. The former owners are claiming additional monies are owed to them under the Asset Purchase Agreement. The Company disputes this claim and has filed a counterclaim claiming overpayment.

         TARACORP INDUSTRIES, INC. V. FABRICATED PRODUCTS, INC., filed on March 21, 2000, alleges the Company's Fabricated Products subsidiary sold impure lead to the plaintiff, who used the lead to manufacture a product commercially used in radiation shielding aprons. This is a suit for breech of contract and implied warranty.

         The Company is unable at this time to estimate the expected outcome and the final costs of any of these cases. Therefore, there can be no assurance that these cases would not have a material adverse effect on the results of operations, financial condition and liquidity of Doe Run.

         SARA DIXON, ET AL. V. THE DOE RUN RESOURCES CORP, filed August 25, 1995, was withdrawn without prejudice by the plaintiffs on July 9, 2001. COPPEDGE V. EAGLE-PICHER INDUSTRIES, INC., ET AL., filed January 23, 2001, was withdrawn without prejudice by plaintiffs on November 14, 2001. CHARLES MULLINS II, ET AL. V. THE DOE RUN RESOURCES CORP, filed May 21,1999, was withdrawn without prejudice by the plaintiffs on February 8, 2002. YOUNG, ET AL. V. THE LEAD INDUSTRIES ASSOCIATION, INC. and SMITH, ET AL. V. THE LEAD INDUSTRIES ASSOCIATION, INC., both filed September 21, 1999, were dismissed with prejudice on December 7, 2001 and February 21, 2002, respectively.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the year ended October 31, 2001.

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

ITEM 6.  SELECTED FINANCIAL DATA

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables set forth historical consolidated financial data of The Doe Run Resources Corporation and subsidiaries for the five fiscal years ended October 31, 2001, which have been derived from the Company's audited consolidated financial statements. It is important that the selected historical consolidated financial data presented below be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and the accompanying notes included elsewhere in this document.

                                                                  YEAR ENDED OCTOBER 31,
                                           ------------------------------------------------------------------
                                              1997          1998          1999          2000          2001
                                           ----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales ..............................   $  280,467    $  710,921    $  800,274    $  815,042    $  737,482
Cost of sales ..........................      234,351       599,522       686,027       723,178       665,279
Depletion, depreciation and
   amortization ........................       14,718        24,540        31,400        30,520        30,461
Selling, general and
   administrative expenses .............       10,959        29,370        30,842        32,142        29,726
Exploration expense ....................        2,705         4,312         3,919         4,337         1,602
Unrealized gain on derivative
   financial instruments ...............           --            --            --            --        (1,764)
                                           ----------    ----------    ----------    ----------    ----------
Operating income .......................       17,734        53,177        48,086        24,865        12,178
Interest expense .......................       13,740        40,659        59,417        61,595        59,992
Interest income ........................           21         9,586        14,755        14,433        14,870
Other income (expense) .................          (37)          775        (1,346)          935        (1,676)
                                           ----------    ----------    ----------    ----------    ----------
Income (loss) before income tax
   expense, extraordinary item
   and cumulative change in
   accounting principle ................        3,978        22,879         2,078       (21,362)      (34,620)
Income tax expense .....................        4,331        11,398         3,488         1,753         8,226
                                           ----------    ----------    ----------    ----------    ----------
Income (loss) before
   extraordinary item and
   cumulative change in
   accounting principle ................         (353)       11,481        (1,410)      (23,115)      (42,846)
Extraordinary item net of income
   tax benefit .........................       (1,062)       (4,388)           --            --          (159)
                                           ----------    ----------    ----------    ----------    ----------
Cumulative effect of change in
   accounting principle net of
   income tax benefit ..................           --            --            --            --        (3,774)
                                           ----------    ----------    ----------    ----------    ----------
Net income (loss) ......................   $   (1,415)   $    7,093    $   (1,410)   $  (23,115)   $  (46,779)
                                           ==========    ==========    ==========    ==========    ==========


                                                                        AS OF OCTOBER 31,
                                                ---------------------------------------------------------------
                                                   1997         1998         1999         2000          2001
                                                ----------   ----------   ----------   ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash ........................................   $    8,943   $    4,646   $    9,886   $    8,295    $    6,263
Working capital .............................       64,306      139,892      141,896      127,844        33,027
Property, plant and equipment, net ..........      207,630      264,047      269,042      275,514       264,300
Total assets ................................      384,440      663,639      664,717      664,945       603,115

Total debt (including current portion)
                                                   234,740      478,302      485,868      513,510       495,981
 Shareholder's equity .......................       14,174       18,578       16,621       (6,914)      (65,801)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

LIQUIDITY

         The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $75.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories. These credit facilities are discussed in more detail in the "Liquidity and Capital Resources" section below.

         On January 4, 2002, the Company entered into an amendment to the Loan and Security Agreement governing the Doe Run Revolving Credit Facility, under which the lender agreed to make supplemental loans, in addition to those originally provided for under the facility, of up to $5.0 million. Renco provided the lender with $5.0 million of cash collateral and a limited guarantee of $2.0 million. The amendment also waived, through February 27, 2002, existing defaults resulting from the Company's failure to maintain consolidated net worth and EBITDA for U.S. operations, as required by the agreements governing the Doe Run Revolving Credit Facility. On February 28, 2002, the Company's lender issued a letter that extended the waiver of these existing defaults through March 14, 2002.

         Net unused availability at October 31, 2001 was $1.8 million under the Doe Run Revolving Credit Facility and $9.7 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $6.3 million of cash at October 31, 2001. At
April 30, 2002 availability was $7.4 million under the Doe Run Revolving Credit Facility and $0.1 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $2.3 million.

         Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely reduced the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. In addition to a $23.7 million reduction of taxes receivable in Peru, the Company reduced trade receivables by $4.0 million and reduced inventories by $11.3 during 2001. The reductions in receivables and inventory coupled with increases in borrowings on revolving credit lines have reduced availability under revolving credit facilities to the minimal levels discussed above. Further reductions of working capital of this magnitude are very unlikely.

       Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), and the expiration of the grace period during which the Company could cure the non-payment, and the violation of other financial covenants, the Company is in default of its covenants under the Notes indentures and its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

       On April 15, 2002, the Company announced that it had reached an agreement in principle with Renco and Regiment Capital Advisors, LLC (Regiment) for Renco and Regiment to provide the Company with significant capital for the purpose of restructuring its existing debt. Pursuant to the agreement in principle, Renco will purchase $20 million of the Company's preferred stock and Regiment, a significant holder of the Notes, will commit to lend the Company $35 million and will offer other holders of Notes the opportunity to participate in making such loan.

       Under the proposed restructuring transaction, the Company would make a cash tender offer for a portion of the Notes and an exchange offer for the balance of the Notes. The $55 million in proceeds of the Renco investment and the loan, together with borrowings under its revolving credit facility would be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer would significantly reduce the Company's future debt service and provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect the Company's trade creditors.

       The non-binding agreement in principle is subject to agreement on the terms of definitive documentation and the successful completion of the transactions is subject to several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the cash tender offer and/or the exchange offer and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities.

CONSOLIDATED FINANCIAL POSITION

         During the fiscal year ended October 31, 2001 (2001), net cash provided by operating activities was $37.3 million, proceeds from asset sales were $5.0 million and capital expenditures were $24.5 million. As a result, total debt, mainly revolving loans and short-term borrowings, was reduced by $17.5 million. The Company's working capital declined $94.8 million in 2001 due primarily to the reclassification of revolving loan balances of $58.4 million to current maturities of long-term debt, the reduction of Peruvian prepaid income tax and value added tax balances due to the Company of approximately $25.4 million and a $11.3 million reduction in inventories.

RESULTS OF OPERATIONS

         FISCAL 2001 COMPARED TO FISCAL 2000

         The Company reported a net loss of $46.8 million for 2001 compared to a net loss of $23.1 million for the twelve months ended October 31, 2000 (2000). The Company's U.S. operations reported a net loss of $48.4 million (excluding intercompany fees and eliminations of $9.3 million) for 2001 compared to a net loss of $36.2 million (excluding intercompany fee revenue of $18.9 million) for 2000, reflecting the effects of lower realized prices for zinc concentrates, lower premiums for lead metal, severance costs and increased energy costs, partially offset by improved LME lead prices and lower production costs.

         Peruvian operations generated net income of $1.6 million for 2001 (excluding intercompany fees of $9.3 million) compared to net income of $13.1 million (excluding intercompany fees and eliminations of $18.9 million) for 2000. This decrease in net income is primarily due to the effects of lower realized prices for copper, zinc and silver and lower treatment charges, partially offset by lower production costs and lower selling and administrative, interest and other expenses. An income tax benefit in 2001 also helped to mitigate the lower realized prices and treatment charges.

         The Company's results for the year ended October 31, 2001 reflect declines in the market prices of copper, zinc and silver and an increase in the price of lead compared to 2000. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                           Year Ended October 31,
                                ------------------------------------------
                                    2001           2000          1999
                                ------------   ------------   ------------
AVERAGE PRICES
 Lead ($/short ton)             $     428.80   $     414.00   $     458.40
 Copper ($/short ton)               1,485.20       1,634.40       1,394.00
 Zinc ($/short ton)                   846.40       1,039.00         946.80
 Silver ($/troy ounce)                  4.44           5.03           5.18

         Low metal prices, primarily lead and zinc, contributed to the operating loss generated by the Company's U.S. operations in 2001. The Company has implemented changes to its operations in an effort to mitigate the impact of low metal prices. These actions, which are described below, are expected to reduce certain costs, and achieve certain operating efficiencies resulting in lower production cost and improved margins. However, prices sustained at these levels, or decreasing further, are likely to result in the continuation of operating losses for the Company's U.S. operations.

        The following table sets forth the Company's production statistics for the periods indicated:

                                                      Year Ended October 31,
                                                  -----------------------------
                                                   2001       2000       1999
                                                  -------    -------    -------
U.S. OPERATIONS
  Lead metal - primary (short tons)               329,594    382,474    384,441
  Lead metal - secondary (short tons)             157,562    144,087    117,718
  Lead concentrates (metal content, short tons)   318,744    319,184    381,769
  Ore Grade                                          6.17%      5.77%      5.66%

PERUVIAN OPERATIONS
  Refined copper (short tons)                      71,419     72,616     74,314
  Refined lead (short tons)                       133,144    130,963    120,129
  Refined zinc (short tons)                        87,303     86,097     80,940
  Refined silver (thousands of troy ounces)        34,525     34,696     32,639
  Refined gold (thousands of troy ounces)              85         93         71
  Copper concentrates (metal content, short tons)  17,906     19,523     23,934
  Ore Grade (copper content)                         1.07%      0.91%      0.97%

         In March 2001, in response to continued poor lead metal market conditions, the Company announced production changes at its U.S. primary lead operations (the Revised Operating Plan). The key elements of this plan are that the Company's Herculaneum primary smelter reduced its annual refined metal production rate by 80,000 tons from 250,000 to 170,000 tons by reducing blast furnace and sinter plant operating time. The Company eliminated purchases of lead concentrates and reduced production of concentrates at its southeast Missouri mining operations. In May, the Company placed its No. 29 mine on care and maintenance and plans to mine out its No. 28 mine during the second half of fiscal 2002. The Company also reduced total concentrate production at its other five mines. These production changes resulted in a workforce reduction of approximately 200 employees, which was completed in early May. The changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance. The change in operating plan was made to reduce production costs and enhance product mix as the smelters focus on producing specialty and alloy products. In an additional step, the Company announced a management restructuring of its domestic operations in September 2001, which resulted in an additional production decrease at Herculaneum, to 155,000 tons annually, and another workforce reduction, of approximately 80 employees, involving both terminations and an early retirement program. This reduction was implemented in the first quarter of 2002.

         The cost of severance benefits and outplacement services provided to certain employees of approximately $1.1 million was recorded during fiscal 2001 of which approximately $0.5 million was paid in 2001 and $0.6 million will be paid in 2002. In addition, the Company recorded a charge of $2.6 million to adjust its pension and other post retirement benefit liabilities. The cost of these benefits will be paid as part of the ongoing funding of these programs. The estimated cost of closing the No. 28 mine, the Viburnum mill and related surface structures and tailings areas of approximately $0.6 million was previously accrued during the operating life of the mine. These closure activities will be performed as personnel and funds are available.

         Primarily due to changes associated with the Revised Operating Plan, the Company's U.S. mining operations reduced ore production during 2001 in an effort to increase grade and decrease unit production costs. Compared to 2000, ore production was scaled back approximately 309,000 tons or 7% while lead ore grade improved by 7%. The improvement in grade offset almost all of the impact of the reduction in ore tonnage, as production of lead metal contained in concentrates was approximately the same in fiscal years 2001 and 2000.

         Primary lead metal production decreased 14% in 2001 period, compared to the prior year, due to partial implementation of the lower production rate at the Company's Herculaneum smelter and to production problems at both primary smelters during the year.

         At Herculaneum, during 2001 production was reduced as a result of the partial implementation of the Revised Operating Plan. In addition, poor performance of the backup furnace during scheduled maintenance, multiple cooling system failures due to poor water quality, and poor coke quality caused outages and caused the furnaces to run poorly for much of the first nine months of the year. As a result, production was approximately 47,500 tons, or 19% lower in 2001, compared to 2000. The scheduled maintenance was completed during the second quarter and the water quality and coke problems have been resolved. Herculaneum's furnaces are currently operating at the planned 155,000 ton annual production rate.

         The Company's Glover primary smelter was forced to shut down several times during the year due to mechanical failures of cooling system components, the failure of a blast furnace baghouse fan motor and bearing problems with a process baghouse fan. In addition, Glover was faced with the same coke quality problem as Herculaneum. As a result, production at Glover was down about 4% or 5,400 tons for 2001, compared to the prior year. Repairs to the cooling system and the blast furnace baghouse fan are complete and coke problems have been resolved. Installation of redesigned bearings for the process baghouse was completed during November 2001. The smelter is currently operating at its planned production rate.

         The Company's Buick secondary smelter installed a larger burner on the reverberatory furnace and modifications were made to the feed delivery system during the first quarter of 2001 in order to increase capacity. In addition, operating procedures were changed in the plant's battery breaker, which eliminated bottlenecks and improved throughput by 15%, making more feed available to the furnaces. During the second quarter of 2001 Buick replaced its blast furnace. The material feed and air control systems on the new blast furnace were redesigned, improving output by approximately 25%. The results of all of these improvements are reflected in Buick's production volume, which improved approximately 9% for 2001, compared to 2000, in spite of downtime associated with the blast furnace replacement during the second quarter.

         In Peru, at the La Oroya metallurgical complex, production of refined lead and zinc increased 2% and 1%, respectively, in 2001, compared to the prior year. Refined copper production was down 2% for 2001 primarily due to a ductwork failure in the copper circuit during the third quarter. Repairs were completed in October and the copper circuit is currently producing at planned levels. Refined silver and gold production were both lower in 2001 primarily due to lower metal content in the concentrate feed used.

         In May 2000, the Company implemented changes in operations at its Cobriza copper mining operation intended to improve ore grade and reduce unit production cost. The changes involved a reduction in annualized ore production of approximately 31%. During the second quarter of 2001, a new ore zone was identified near the existing workings in the Cobriza mine. The Company is currently developing this area and drilling to determine whether measurable ore reserves can be identified. During 2001 approximately 3% of Cobriza's ore production, or 54,900 tons with a grade of approximately 1.6% were extracted from the new ore zone. At this time it is not known whether, or for how long, the area can continue to yield ore of similar tonnages and grades. The combination of the operational changes and production from the new ore zone resulted in an increase in ore grade of 18% in 2001 compared to 2000. Production of metal contained in concentrates was 9% lower due to the reduction in annualized ore production, partially offset by the improvement in grade. Efficiency improved significantly, as cost per ton of ore was lower by 6% and cost per ton of metal in concentrates was down 20% in 2001, compared to 2000.

         The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations (excluding intercompany transactions) for the periods indicated:

                           RESULTS OF U.S. OPERATIONS

                                                                   Year Ended October 31,
                                                             -----------------------------------
                                                                2001        2000         1999
                                                             ---------    ---------    ---------
Net sales (a)                                                $ 303,146    $ 328,967    $ 342,840

Costs and expenses:
  Cost of sales (a)                                            280,808      296,418      295,005
  Depletion, depreciation and amortization                      20,275       20,760       23,557
  Selling, general and administrative                           18,351       17,854       17,450
  Exploration                                                    1,602        2,851        3,919
  Unrealized gain on derivative financial instruments             (566)           -            -
                                                             ---------    ---------    ---------
    Total costs and expenses                                   320,470      337,883      339,931
                                                             ---------    ---------    ---------

    Income (loss) from operations                              (17,324)      (8,916)       2,909

Other income (expense):
  Interest expense                                             (41,994)     (42,037)     (40,786)
  Interest income                                               14,214       14,105       14,119
  Other, net                                                      (437)       1,540         (184)
                                                             ---------    ---------    ---------
                                                               (28,217)     (26,392)     (26,851)
                                                             ---------    ---------    ---------

  Loss before income tax expense, extraordinary
    item and cumulative effect of change in
    accounting principle                                       (45,541)     (35,308)     (23,942)
Income tax expense                                                  59          869        7,239
                                                             ---------    ---------    ---------
  Loss before extraordinary item and cumulative
    effect of change in accounting principle                   (45,600)     (36,177)     (31,181)
Extraordinary item related to retirement of long-term debt        (159)           -            -
Cumulative effect of change in accounting principle             (2,649)           -            -
                                                             ---------    ---------    ---------
  Net loss                                                   $ (48,408)   $ (36,177)   $ (31,181)
                                                             =========    =========    =========

  (a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

        Net sales and fees                                   $  10,210    $  18,942   $   17,690
        Cost of sales                                              888            -            -

SALES VOLUMES (SHORT TONS)
             Lead metal                                        416,249      443,374      450,782
             Zinc concentrates                                  93,253      100,778       99,419
             Copper concentrates                                 7,730       12,769       15,883

REALIZED PRICES ($/TON)(b)
             Lead metal                                       $ 523.42    $  522.13   $   551.97
             Zinc concentrates                                  253.65       351.78       315.56
             Copper concentrates                                142.56       285.38       221.05

  b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS

                                                                    Year Ended October 31,
                                                              -----------------------------------
                                                                2001         2000         1999
                                                              ---------    ---------    ---------
    Net sales (a)                                                 $ 434,336    $ 486,075    $ 457,434

    Costs and expenses:
      Cost of sales (a)                                             384,471      426,760      391,022
      Depletion, depreciation and amortization                       10,186        9,760        7,843
      Selling, general and administrative (a)                        11,375       14,288       13,392
      Exploration                                                         -        1,486            -
      Unrealized gain on derivative financial instruments            (1,198)           -            -
                                                                  ---------    ---------    ---------
        Total costs and expenses                                    404,834      452,294      412,257
                                                                  ---------    ---------    ---------

        Income from operations                                       29,502       33,781       45,177

    Other income (expense):
      Interest expense                                              (17,998)     (19,558)     (18,631)
      Interest income                                                   656          328          636
      Other, net                                                     (1,239)        (605)      (1,162)
                                                                  ---------    ---------    ---------
                                                                    (18,581)     (19,835)     (19,157)
                                                                  ---------    ---------    ---------

        Income before income tax expense (benefit) and
           cumulative effect of change in accounting principle       10,921       13,946       26,020
    Income tax expense (benefit)                                      8,167          884       (3,751)
                                                                  ---------    ---------    ---------
        Income before cumulative effect of change
            in accounting principle                                   2,754       13,062       29,771
        Cumulative effect of change  in accounting principle         (1,125)           -            -
                                                                  ---------    ---------    ---------
        Net income                                                $   1,629    $  13,062    $  29,771
                                                                  =========    =========    =========

     (a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

     Net sales                                                    $       -    $   1,573    $   2,898
     Cost of sales                                                        -        1,573        3,013
     Selling, general and administrative expense                      9,322       18,942       17,690

SALES VOLUMES
        Copper (short tons)                                          71,445       72,658       74,352
        Lead (short tons)                                           133,241      127,702      115,730
        Zinc (short tons)                                            87,664       85,325       81,743
        Silver (thousands of troy ounces)                            34,519       34,574       32,722
        Gold (thousands of troy ounces)                                  85           93           71

REALIZED PRICES (B)
        Copper ($/ton)                                            $1,494.47    $1,630.26    $1,375.02
        Lead ($/ton)                                                 444.04       417.08       473.12
        Zinc ($/ton)                                                 867.39     1,061.40       953.82
        Silver  ($/troy ounce)                                         4.46         5.05         5.20
        Gold  ($/troy ounce)                                         268.98       282.68       278.47

     b) Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales,
        3) treatment and refining charges and 4) net hedging activity.

         Results of operations for the years ended October 31, 2001, 2000, and 1999 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results of operations attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations."

        NET SALES for 2001 were $737.4 million compared to $815.0 million for 2000. A decrease of $51.7 million is attributable to Peruvian operations. U.S. net sales decreased $25.8 million in 2001, compared to 2000, primarily due to lower volume of lead metal, and lower realized prices for zinc concentrates, partially offset by an increase in purchased zinc sales and increased toll volume. Due primarily to partial implementation of the Revised Operating Plan, discussed previously, lead metal sales volume was off 27,100 tons or 6% in 2001, compared to the prior year, accounting for a $14.2 million reduction in net sales. As discussed in "Overview -- U.S. Operations" the LME average lead price improved approximately 4% during 2001, but premiums were lower. The net impact is that realized prices for lead metal were marginally higher in 2001, compared to 2000. Zinc concentrate net sales were $11.8 million lower in 2001, compared to 2000, primarily due to a 19% decline in the LME average zinc price and lower sales volume associated with the production changes discussed previously. By-product sales were $3.0 million lower in 2001 primarily due to a reduction of silver by-product produced by Herculanuem. Copper concentrate net sales decreased $2.5 million in 2001 due to lower realized prices and lower volume. These changes were partially offset by increases in purchased zinc metal sales and toll lead volumes, which added $6.2 million to net sales.

         COST OF SALES in 2001 was $665.3 million compared to $723.2 million in 2000. Of this decrease, $42.3 million is attributable to Peruvian operations. U.S. cost of sales in 2001 was $15.6 million less than 2000. Volume changes, primarily lower lead metal, zinc concentrate and copper concentrate sales volumes reduced cost of sales by $14.0 million. Production costs for 2001 reflect cost reductions resulting from partial implementation of the Revised Operating Plan, including the impact of improved ore grade. During 2001, the Company recognized an adjustment of property tax expense at the Herculaneum smelter resulting from the settlement of a multi-year property tax dispute, which reduced cost of sales $1.2 million. As a result, lead metal unit production costs for 2001 were down approximately 1%, compared to 2000, which reduced cost of sales $1.3 million. This was accomplished despite the impacts of reduced production volumes associated with the Revised Operating Plan and the primary smelter problems, discussed earlier, and a significant increase in energy costs. Energy costs for 2001 were $2.8 million higher than 2000, due to price increases primarily for natural gas and propane, which increased approximately 66% and 16%, respectively. During the last quarter of 2001, natural gas and propane prices moderated to the point that they were lower than the average prices for 2000.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $2.4 million in 2001, compared to 2000. Of this decrease, $2.9 million is attributable to Peruvian operations. The increase in selling, general and administrative expenses for U.S. operations of $0.5 million for 2001 is primarily due to the $2.6 million charge related to the workforce reductions, discussed previously, partially offset by reductions in several other expense categories, including legal fees, professional fees, association dues, travel costs. Legal fees were down approximately $0.6 million for the 2001 period, compared to the prior year, primarily due to reduced activity on a case that was being prepared for trial in 2000. The other expense reductions are primarily the result of continuing efforts to reduce expenses in light of current economic conditions.

         EXPLORATION expense decreased $2.7 million for 2001, compared to the prior year. A decrease of $1.5 million is attributable to Peruvian operations. The reductions in the U.S. are attributable to the suspension of all drilling and fieldwork on the Company's Missouri and South African exploration properties in an effort to conserve cash.

         UNREALIZED GAIN ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. For 2001 the unrealized gain on derivatives was $1.8 million, of which $1.2 million was attributable to Peruvian operations. Gains of $0.6 million in the U.S. resulted primarily from the factors discussed above, partially offset by the effect of falling zinc prices on purchased futures contracts at October 31, 2001.

          INCOME FROM OPERATIONS for 2001 was $12.2 million compared to $24.9 million for 2000. A decrease of $4.3 million is attributable to Peruvian operations. In the U.S., the operating loss increased to $17.3 million in 2001 from $8.9 million in 2000 primarily due to the factors discussed above.

         OTHER, net expense was $1.7 million in 2001, compared to other net income of $0.9 million in 2000. Of the $2.6 million difference, $0.6 million is attributable to Peruvian operations. For U.S. operations, other net expense was $0.4 million in 2001 compared to other net income of $1.5 million in 2000. The change is primarily due to a

$0.7 million reduction of rental income on the helicopter used for Peruvian operations, which was sold in the third quarter of 2001, and to a $1.1 million write-off, during the fourth quarter, of two dross furnaces at the Herculanuem smelter, which will no longer be used for production.

         INCOME TAX EXPENSE for 2001 reflects the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 8. Financial Statements and Supplementary Data -
Note 1 to the Company's Consolidated Financial Statements" for a discussion of FAS 133.

         FISCAL 2000 COMPARED TO FISCAL 1999

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

         COST OF SALES for 2000 was $723.2 million compared to $686.0 million for 1999. Of this increase, $35.7 million is attributable to Peruvian operations. U.S. cost of sales for 2000 increased by $1.4 million compared to 1999. The unit production cost of primary lead metal increased by approximately 4%, compared to the prior year, accounting for an increase of $8.4 million in cost of sales. Unit production costs for zinc and copper concentrates also increased compared to the prior year. Primary production costs increased due to:
1) the impact of reduced mine production volume 2) repair costs and reduced production volume associated with the major blast furnace repairs at Herculaneum and repair of a failed and 3) costs related to increased production of lead alloy products. The primary production cost increases were partially offset by lower unit production costs at the Buick smelter, which reduced cost of sales by $5.7 million, and lower lead metal sales volume.

         DEPLETION, DEPRECIATION AND AMORTIZATION for 2000 decreased by $0.9 million compared to 1999. An increase of $1.9 million is attributable to Peruvian operations. The decrease in depletion, depreciation, and amortization for U.S. operations of $2.8 million for 2000 was primarily attributable to a significant number of assets with five-year lives that were fully depreciated in March of 2000 and a reduction in depletion expense associated with lower mine production rates and the shifting of production to areas with lower depletion rates.

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

         OTHER, net income was $0.9 million in 2000, compared to other net expense of $1.3 million in 1999. Of the $2.2 million difference, $0.6 million is attributable to Peruvian operations. For U.S. operations, other net income was $1.5 million in 2000 compared to other net expense of $0.2 million in 1999. The change is primarily due to a full year of rental income on the helicopter provided for Peruvian operations, compared to only four months of income in 1999.

         INCOME TAX EXPENSE for 2000 reflects the provision for the Company's Peruvian subsidiaries of $884 and Peruvian taxes on intercompany fees earned by the U.S. operations. See also "Item 1. Financial Statements--Note 2 to the Company's Consolidated Financial Statements." As a result of a change in tax status, the Company is not subject to federal and most state income taxes.


    RESULTS OF PERUVIAN OPERATIONS

         FISCAL 2001 COMPARED TO FISCAL 2000

         NET SALES for 2001 were $51.7 million less than 2000 due to lower realized prices for copper, silver, zinc, and gold and lower sales volumes for gold bullion and by products, partially offset by increased sales volumes for lead and zinc and higher lead prices. Silver prices declined 12% in 2001, compared to 2000, reducing net sales $20.4 million. The net realized price for zinc was 18% lower in 2001, reducing net sales by $17.0 million. Lower prices for copper, gold and by products decreased net sales $11.5 million. Lower sales volumes of copper, silver, gold and by products reduced net sales another $11.3 million. These reductions were partially offset by higher realized prices for lead metal, which increased net sales by $3.6 million, and increased sales volumes of lead and zinc, which increased net sales $4.8 million.

         COST OF SALES for 2001 was $384.5 million, compared to $426.8 million for 2000. Changes in unit production costs, which declined for all metals except lead, accounted for a $39.1 million reduction in cost of sales in the 2001 quarter, compared to the 2000 quarter. Unit costs declined, primarily due to lower feed costs, which reflected the impact of lower metal prices, partially offset by lower treatment charges. In addition, production costs at the Company's Cobriza copper mining operation were 20% lower in 2001, compared to 2000, due to improved grade and reduced operating costs resulting from the operating changes implemented in May of 2000 as well as the new ore zone identified during the second quarter of 2001. Conversion costs at La Oroya were somewhat lower, primarily due to the Company's efforts at cost containment. The volume changes discussed above reduced net sales $6.0 million.

         SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $2.9 million for 2001, compared to the prior year, primarily due to reduced professional fees and expenses associated with the Company's helicopter, which was sold during the third quarter of 2001.

         EXPLORATION Expense decreased $1.5 million in 2001, compared to 2000, as the current phase of exploration work done to further delineate reserves at the Company's Cobriza mine was completed during 2000.

         UNREALIZED GAIN ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for 2001 resulted primarily from the effect of falling copper prices on sold futures contracts.

         INCOME FROM OPERATIONS decreased $4.3 million in 2001, compared to 2000, due primarily to the factors discussed above.

         INTEREST EXPENSE decreased $1.6 million for 2001, compared to the prior year, primarily due to lower revolver interest resulting from lower interest rates, partially offset by higher average outstanding revolver balances. Increased capitalized interest and lower outstanding balances on capital lease obligations and short-term bank debt also contributed to the reduction in interest expense.

         INTEREST INCOME increased $0.3 million in 2001, compared to the prior year, primarily due to interest on income taxes due to the Company, which was received during 2001.

         Other, net expense increased $0.6 million the 2001, compared to 2000, primarily due to a reduction of miscellaneous sales from Cobriza and La Oroya, offset by other miscellaneous income and expenses.

         INCOME TAXES increased $7.3 million in 2001, compared to 2000, primarily due to a change in the valuation allowance reflecting management's assessment regarding the future realization of deferred tax assets.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 8. Financial Statements and Supplementary Data -
Note 1 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

         FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales for 2000 were $486.1 million compared to $457.4 million in 1999. The increase is primarily the result of higher sales volumes for lead, zinc, silver and gold and improved realized prices for copper, zinc and gold, partially offset by lower realized prices for lead and silver, and reduced by-product sales. Capital investments and other process improvements increased the capacities of the lead and zinc refineries during 2000. These improvements resulted in increased refined silver sales volume of 1.9 million ounces or 6%, increased net sales by $9.6 million and a 10% increase in lead metal sales volume which added $5.7 million to net sales. Gold bullion sales volume was up more than 22 thousand ounces or 32%, compared to the prior year, accounting for $6.2 million of the sales increase and higher zinc volume added another $3.4 million to the net sales improvement. The Company's net realized price for refined copper increased by 19% in 2000, increasing net sales by $18.5 million. Improvements in zinc realized prices added $9.2 million to the net sales increase. These increases were partially offset by lower realized prices for lead metal and bullion lead, which reduced net sales by $8.8 million, and the absence $6.5 million of blister copper sales which were eliminated in 2000 in favor of more profitable refined copper sales.

         COST OF SALES for 2000 was $426.8 million, compared to $391.0 million in 1999. A 27% increase in the unit production cost of refined copper increased cost of sales by $25.0 million. This increase was primarily the result of higher feed costs for copper due to a 12% increase in LME copper price, an increase in the cost of concentrates produced by Cobriza and a reduction in copper treatment and refining charges of approximately 11%. Higher sales volumes for refined lead, zinc, silver and gold increased cost of sales by $21.1 million. These increases were partially offset by lower feed cost for lead metal and bullion lead, and reduced by-product sales volume, primarily blister copper.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $75.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. As of October 31, 2001, $37.4 million, exclusive of $8.7 million of letters of credit, was outstanding under the Doe Run Revolving Credit Facility.

         On January 4, 2002 the Company entered into an amendment to the Loan and Security Agreement governing the Doe Run Revolving Credit Facility, which increased the interest rate by .25% to prime plus 1%, reduced the maximum credit from $100.0 million to $75.0, reduced the maximum available to borrow based on eligible inventory from $50.0 million to $35.0 million and temporarily eased a reserve against calculated availability which gradually reverted back to a $5.0 million reserve on March 14, 2002. Under this amendment, the lender agreed to make supplemental loans, in addition to those originally provided for under the facility, of up to $5.0 million. Renco provided the lender with $5.0 million of cash collateral and a limited guarantee of $2.0 million. The amendment also waived, through February 27, 2002, existing defaults resulting from the Company's failure to maintain consolidated net worth and EBITDA for U.S. operations, as required by the agreements governing Doe Run Revolving Credit Facility. This waiver was subsequently extended on February 28, 2002 to run through March 14, 2002. No other significant terms of the original agreement were amended by this amendment.

         In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories. In addition the lender provides a separate line of $12.0 million for the issuance of certain classes of guarantee letters. The sum of the advances on both of these lines is limited to $42.0 million. At October 31, 2001, $21.0 million, exclusive of $2.5 million of guarantee letters, was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available, in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local financial institutions. At October 31, 2001, $1.9 million in customs bonds was outstanding under these arrangements.

         Net unused availability at October 31, 2001 was $1.8 million under the Doe Run Revolving Credit Facility and $9.7 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $6.3 million of cash at October 31, 2001. At
April 30, 2002, availability was $7.4 million under the Doe Run Revolving Credit Facility and $0.1 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $2.3 million.

         For 2001, cash provided by operating activities was $37.3 million, cash used in investing activities was $19.5 million and cash used in financing activities was $19.8 million. The cash from operating activities for 2001 includes the refund mentioned above and reductions of other Peruvian prepaid income tax and value added tax balances due to the Company totaling approximately $25.4 million.

         The Company had capital expenditures, including equipment financed with capital leases, of $25.2 million in 2001 and has projected total capital expenditures of approximately $29.2 million for fiscal 2002. In the U.S., the Company had capital expenditures of $12.7 million for 2001 and has projected capital expenditures of approximately $12.3 million for fiscal 2002, primarily for environmental and operational improvements and to support ongoing operations. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $68.9 million per year on repairs and maintenance from fiscal 1996 through fiscal 2001. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

         As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the Subscription Agreement. For expenditures through October 31, 2001 Centromin has approved qualifying expenditures under the investment commitment of approximately $103 million. Peruvian operations had capital expenditures, including equipment financed with capital leases, of $12.5 million in 2001 and have projected total capital expenditures of approximately $16.9 million for fiscal 2002, primarily for environmental improvements and to support ongoing operations.

         The Company has substantial indebtedness and debt service requirements. As of October 31, 2001, on a consolidated basis, the Company had $496.0 million of indebtedness outstanding, or $371.0 million net of the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Peru, securing indebtedness of a like amount.

         Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely reduced the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. In addition to a $25.4 million reduction of taxes receivable in Peru, the Company reduced trade receivables by $4.0 million and reduced inventories by $11.3 during 2001. The reductions in receivables and inventory coupled with increases in borrowings on revolving credit lines have reduced availability under revolving credit facilities to the minimal levels discussed above. Further reductions of current assets of this magnitude are very unlikely.

         At October 31, 2001 the Company failed to maintain consolidated net worth and EBITDA for U.S. operations, as required by the Doe Run Revolving Credit Facility. The amendments discussed above waived these defaults through March 14, 2002.

         Management has made significant changes to operations, discussed previously, which it believes will significantly improve profit margins and cash generated from operations. In recent months the Company has also seen some improvement in lead prices, which should improve margins and cash position.

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

         Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), and the expiration of the grace period during which the Company could cure the non-payment, and the violation of other financial covenants, the Company is in default of its covenants under the Notes indentures and its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

         On April 15, 2002, the Company announced that it had reached an agreement in principle with Renco and Regiment Capital Advisors, LLC (Regiment) for Renco and Regiment to provide the Company with significant capital for the purpose of restructuring its existing debt. Pursuant to the agreement in principle, Renco will purchase $20 million of the Company's preferred stock and Regiment, a significant holder of the Notes, will commit to lend the Company $35 million and will offer other holders of Notes the opportunity to participate in making such loan.

         Under the proposed restructuring transaction, the Company would make a cash tender offer for a portion of the Notes and an exchange offer for the balance of the Notes. The $55 million in proceeds of the Renco investment and the loan, together with borrowings under its revolving credit facility would be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer would significantly reduce the Company's future debt service and provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect the Company's trade creditors.

         The non-binding agreement in principle is subject to agreement on the terms of definitive documentation and the successful completion of the transactions is subject to several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the cash tender offer and/or the exchange offer and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities.

         The following tables summarize Doe Run's contractual obligations and commercial commitments at October 31, 2001. For a discussion of environmental and reclamation obligations, see "Item 8. Financial Statements and Supplementary Data - Note 16 to the Company's Consolidated Financial Statements".

       CONTRACTUAL OBLIGATIONS:      ($ millions)                 Payments Due By Period
                                                   ------------------------------------------------------
                                                    Less Than       1 - 3        4 - 5        After 5
                                        Total         1 Year        Years        Years         Years
                                        -----         ------        -----        -----         -----
       Current portion of
         long-term debt                 $ 62.6         $62.6           -            -            -
       Long-term Debt (a)                433.4           -          $433.4          -            -
       Operating Leases                   19.6           7.3           8.8         $1.4         $2.1
       Capital Leases                     11.6           5.1           6.5          -            -
       Rents and Royalties                 3.4            .3            .9           .5          1.7
                                     ------------- ------------- ------------ ------------- -------------
              Total                     $530.6         $75.3        $449.6         $1.9         $3.8
                                     ============= ============= ============ ============= =============


     (a) Total long-term debt, net of the $125 special term deposit, is $308.4. Subsequent to October 31, 2001, the Company was in default of the covenants related to long-term debt. See "Item 8. Financial
         Statements and Supplementary Data - Note 8 to the Company's Consolidated Financial Statements".


       COMMERCIAL COMMITMENTS:       ($ millions)                 Payments Due By Period
                                                   ------------------------------------------------------
                                                    Less Than       1 - 3        4 - 5        After 5
                                        Total         1 Year        Years        Years         Years
                                        -----         ------        -----        -----         -----
       Customs Bonds                    $  1.9         $1.9           -            -             -
       Standby Letters of Credit          11.2          5.8           -            -            $5.4
       Tolling Commitments                (b)           -             -            -             -
       Purchase Commitments               (c)           -             -            -             -
       Sales Commitments                  (d)           -             -            -             -
                                     ------------- ------------- ------------ ------------- -------------
              Total                     $ 13.1         $7.7           -            -            $5.4
                                     ============= ============= ============ ============= =============

     (b) The Company has entered into tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expire in September and December 2003. The agreements cover approximately 10% of the Company's anticipated combined primary and secondary lead metal production for the 2002 fiscal year.
     (c) The Company has minimum-take purchase agreements for coke and zinc under which it has committed to purchase minimum quantities of these products. For coke, the annual minimum-take quantity is 87,000 tons and the contracts run through December 2003. The coke contracts are fixed priced contracts. For zinc, the monthly minimum-take quantity is 140 tons and the contracts run through February and March 2003, respectively. Pricing for the zinc contracts is the average market price of zinc for the month of delivery plus a premium.
     (d) The Company has commitments to sell approximately 66%, 74%, 75%, 38% and 100% of its anticipated 2002 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

         Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

         The Company plans to adopt the provisions of Statement No. 143 as of November 1, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report. It is currently the Company's practice to accrue for mine and other closure obligations at their estimated, undiscounted cost. See "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements for disclosures related to these obligations.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes both FASB Statements No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business.

         The Company plans to adopt the provisions of Statement No. 144 as of November 1, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Significant accounting policies and estimates that most impact the consolidated financial statements are those related to revenue recognition, ore reserves, and estimated reserves for environmental and legal claims.

         The Company's sales revenues are generally recognized at the time products are shipped to the customer or, in the case of tolling revenues, as the tolling services are performed. Actual selling prices are determined by customer contract. The Company has both fixed price contracts where the unit selling price is fixed at the time the contract is entered into and market price based contracts where the unit selling price is tied to some future market price or average future market price. The Company may also have contracts that are tied to future market prices whereby the actual selling price cannot be determined until after the date of actual shipment. In these cases, the Company will invoice the customer provisionally at the time of shipment and then subsequently true-up the provisional billing with a final invoice once the actual market price is known. Provisional invoices are based on the then current market price of the product shipped. The final, actual selling price may be more or less than the amount of the provisional invoice and can result in subsequent period revenue adjustments.

         The selling prices of certain of the Company's products and by-products may also be dependent on the actual assay or composition of the material shipped. The assaying process involves the exchange and independent testing of product samples with the customer before a final assay can be determined for billing purposes and can take several months or more to complete after the shipment is made. In these cases, the Company will generally invoice the customer provisionally at the time of shipment using a previously agreed upon assay with the customer and subsequently follow this up with a final, settlement invoice once the actual assay is known. This final, settlement invoice can result in either a debit or credit billing to the customer and a subsequent period revenue adjustment to the Company.

         The Company's ore reserves are based on geological studies and test hole drillings conducted by the Company's geologists. These estimates are reviewed and certified every two years by an independent mining consultant. The most recent independent report on the Company's ore reserves was issued in January 2001. The ore reserves are adjusted monthly to reflect the current month's mining activity. Ore reserves can and do fluctuate with the underlying market price or prices of the ores to be mined. As such, there can be no assurances that the reserves currently reported will be economic to mine in the future.

         Environmental and reclamation reserves are established by the Company for probable and known commitments and where a reasonable estimate of the commitment can be made. In general, these reserves are based on engineering cost studies and estimates as well as the Company's past experiences, if any, in completing work of a similar nature. All reserves are reviewed periodically and adjusted as necessary and when circumstances change. However, there can be no assurance the reserves will be sufficient to cover the costs of the actual commitments or that in the future, new commitments will not arise that could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. See "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements for a more detailed discussion of environmental related matters.

         Similar to the environmental and reclamation reserves discussed previously, reserves for legal claims and judgements are established when the expected outcome is either known or reasonably likely and where a reasonable estimate of the claim can be determined. All legal claims and their associated reserves are periodically reviewed with the Company's internal and external attorneys and the reserves adjusted as necessary and when circumstances change. As of the reporting date, no amounts had been accrued for legal claims. See "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements for a more detailed discussion of litigation related matters.

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

[KPMG LOGO]

         10 South Broadway
         Suite 900
         St. Louis, MO 63102-1761





                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
The Doe Run Resources Corporation
   and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income and shareholder's equity (deficit), and cash flows for each of the years in the three-year period ended October 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 17 to the consolidated financial statements, the Company has suffered recurring net losses, has a net capital deficiency, and liquidity issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

St. Louis, Missouri
December 14, 2001, except as to Notes 8 and 17, which are as of April 15, 2002

                                               KPMG LLP

                        THE DOE RUN RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       OCTOBER 31,
                                                                                ----------------------
                                                                                  2001         2000
                                                                                ---------    ---------
                                     ASSETS
Current assets:
 Cash                                                                           $   6,263    $   8,295
 Trade accounts receivable, net of allowance for
    doubtful accounts of $684 and $143, respectively                               73,006       77,018
 Inventories                                                                      107,404      118,726
 Prepaid expenses and other current assets                                         19,331       40,250
 Net deferred tax assets                                                                -        2,592
                                                                                ---------    ---------
      Total current assets                                                        206,004      246,881

Property, plant and equipment, net                                                264,300      275,514
Special term deposit                                                              125,000      125,000
Net deferred tax assets                                                                 -        4,598
Other noncurrent assets, net                                                        7,811       12,952
                                                                                ---------    ---------
      Total assets                                                              $ 603,115    $ 664,945
                                                                                =========    =========

                      LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
 Short-term borrowings and current maturities of long-term debt                 $  62,611    $  14,824
 Accounts payable                                                                  52,037       53,738
 Accrued liabilities                                                               58,329       50,475
                                                                                ---------    ---------
      Total current liabilities                                                   172,977      119,037

Long-term debt, less current maturities                                           433,370      498,686
Other noncurrent liabilities                                                       62,569       54,136
                                                                                ---------    ---------
      Total liabilities                                                           668,916      671,859

Shareholder's deficit:

 Common stock, $.10 par value, 1,000 shares authorized,
      issued, and outstanding                                                           -            -
 Additional paid-in capital                                                         5,238        5,238
 Accumulated deficit                                                              (57,726)     (10,947)
 Accumulated other comprehensive losses                                           (13,313)      (1,205)
                                                                                ---------    ---------
  Total shareholder's deficit                                                     (65,801)      (6,914)
                                                                                ---------    ---------
  Total liabilities and shareholder's deficit                                   $ 603,115    $ 664,945
                                                                                =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED OCTOBER 31,
                                                         -----------------------------------
                                                           2001         2000         1999
                                                         ---------    ---------    ---------
Net sales                                                $ 737,482    $ 815,042    $ 800,274

Costs and expenses:
  Cost of sales                                            665,279      723,178      686,027
  Depletion, depreciation and amortization                  30,461       30,520       31,400
  Selling, general and administrative                       29,726       32,142       30,842
  Exploration                                                1,602        4,337        3,919
  Unrealized gain on derivative financial instruments       (1,764)           -            -
                                                         ---------    ---------    ---------
    Total costs and expenses                               725,304      790,177      752,188
                                                         ---------    ---------    ---------

    Income from operations                                  12,178       24,865       48,086

Other income (expense):
  Interest expense                                         (59,992)     (61,595)     (59,417)
  Interest income                                           14,870       14,433       14,755
  Other, net                                                (1,676)         935       (1,346)
                                                         ---------    ---------    ---------
                                                           (46,798)     (46,227)     (46,008)
                                                         ---------    ---------    ---------

    Income (loss) before income tax expense                (34,620)     (21,362)       2,078

Income tax expense                                           8,226        1,753        3,488
                                                         ---------    ---------    ---------
  Loss before extraordinary item and cumulative
    effect of change in accounting principle               (42,846)     (23,115)      (1,410)

  Extraordinary item related to
    retirement of long term debt                              (159)           -            -

  Cumulative effect of change in accounting principle,
    net of income tax benefit                               (3,774)           -            -
                                                         ---------    ---------    ---------
        Net loss                                         $ (46,779)   $ (23,115)   $  (1,410)
                                                         =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND SHAREHOLDER'S
                                EQUITY(DEFLICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                    YEAR ENDED OCTOBER 31,
                                                                              --------------------------------
                                                                                2001        2000        1999
                                                                              --------    --------    --------
Net loss                                                                      $(46,779)   $(23,115)   $ (1,410)
Unrealized loss on derivative financial instruments:
  Unrealized gain on derivative financial instruments during period              2,674           -           -
  Less: reclassification adjustment for losses included in net income           (2,682)          -           -
                                                                              --------    --------    --------
   Unrealized loss on derivative financial instruments, net                         (8)          -           -

Unrealized loss on available-for-sale investments                                  (43)          -           -

Minimum pension liability                                                      (12,057)       (420)       (785)
                                                                              --------    --------    --------

  Comprehensive loss                                                          $(58,887)   $(23,535)   $ (2,195)

Shareholder's equity (deficit), beginning of year                               (6,914)     16,621      18,578
  Additional paid in capital - expenses paid by parent                               -           -         238
                                                                              --------    --------    --------
Shareholder's equity (deficit), end of year                                   $(65,801)   $ (6,914)   $ 16,621
                                                                              ========    ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       YEAR ENDED OCTOBER 31,
                                                                                 --------------------------------
                                                                                  2001         2000       1999
                                                                                 --------    --------    --------
Cash flows from operating activities:
 Net loss                                                                        $(46,779)   $(23,115)   $ (1,410)
 Extraordinary loss on debt retirement                                                159           -    $      -
 Cumulative effect of change in accounting principle                                4,254           -           -
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
     Depreciation, depletion and amortization                                      30,461      30,520      31,400
     Imputed interest and amortization of deferred financing costs                  3,665       3,757       3,979
     Unrealized gain on derivative financial instruments                           (1,764)          -           -
     Loss on retirement of plant, property and equipment                              996         170         426
     Deferred income taxes                                                          7,190      (3,469)        (92)
     Expenses paid by parent                                                            -           -         238
     Increase (decrease) resulting from changes in:
        Trade accounts receivable                                                   4,012      11,866      (2,546)
        Inventories                                                                11,322       1,535       6,542
        Prepaid expenses and other current assets                                  22,892      (7,631)     (3,404)
        Accounts payable                                                           (1,701)       (998)      1,038
        Accrued liabilities                                                         3,595         668        (899)
        Other noncurrent assets and liabilities, net                               (1,038)     (4,234)        893
                                                                                 --------    --------    --------
            Net cash provided by operating activities                              37,264       9,069      36,165

Cash flows from investing activities:
 Purchases of property, plant and equipment                                       (24,537)    (37,254)    (35,939)
 Net proceeds from sales of assets                                                  4,999           -           -
 Payments for acquisition                                                               -           -        (375)
                                                                                 --------    --------    --------
     Net cash used in investing activities                                        (19,538)    (37,254)    (36,314)

Cash flows from financing activities:
 Proceeds from (payments on) revolving loans and
    short term borrowings, net                                                     (8,832)     31,781     (13,417)
 Proceeds from long-term debt                                                           -           -       5,665
 Payments on long-term debt                                                       (10,551)     (5,187)     (4,431)
 Proceeds from sale/leaseback transactions                                              -           -      17,923
 Payment of deferred financing costs                                                 (375)          -        (351)
                                                                                 --------    --------    --------
   Net cash provided by (used in) financing activities                            (19,758)     26,594       5,389
                                                                                 --------    --------    --------
   Net increase (decrease) in cash                                                 (2,032)     (1,591)      5,240

Cash at beginning of period                                                         8,295       9,886       4,646
                                                                                 --------    --------    --------
Cash at end of period                                                            $  6,263    $  8,295    $  9,886
                                                                                 ========    ========    ========

Supplemental disclosure of cash flow information -
  Cash paid during the period for:
   Interest, net of capitalized interest                                         $ 56,666    $ 57,831    $ 55,507
                                                                                 ========    ========    ========
   Income taxes                                                                  $    457    $  1,651    $  6,577
                                                                                 ========    ========    ========

        The accompanying notes are an integral part of these consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

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

               USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


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

               DEFERRED FINANCING COSTS

         Deferred financing costs represent fees paid in conjunction with the acquisition of long-term debt or amending debt agreements and are amortized using the interest method over the term of the respective debt.

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



               REVENUE RECOGNITION

         Sales are recorded as products are shipped to customers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based on estimated weights, metal contents and prices using applicable customer agreements and hedge contracts. Revenues with respect to such sales are adjusted to reflect settlement when final weights, metal contents and prices are determined.

               DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

               INCOME TAXES

         On January 15, 1999, The Renco Group Inc. (Renco), the Company's ultimate parent, filed an election, with the consent of its shareholders, with the Internal Revenue Service to change its taxable status from that of a subchapter C corporation to that of a subchapter S corporation, effective November 1, 1998. At the same time, Renco elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

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

               IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

         Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

         The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report. It is currently the Company's practice to accrue for mine and other closure obligations at their estimated, undiscounted cost. See "Item 8. Financial Statements and Supplementary Data", Note 16 to the Company's Consolidated Financial Statements for disclosures related to these obligations.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes both FASB Statements No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business.

         The Company is required and plans to adopt the provisions of Statement No. 144 for the quarter ending January 31, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

(2)      RELATED PARTY TRANSACTIONS

         The Company has entered into a management consulting agreement with Renco. Under the agreement, Renco will provide the Company with management services for an annual fee. The agreement is automatically renewed every three years, unless either party gives six months prior notice, with the current term ending October 31, 2003. Fees expensed under this agreement were $2,400 in each of the years ended October 31, 2001, 2000, and 1999, respectively. Fees outstanding and unpaid were $1,600 and $0 at October 31, 2001 and 2000, respectively.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         To obtain the advantages of volume, Renco purchases certain categories of property and casualty insurance for a number of its subsidiaries, including the Company, and the actual cost of such insurance, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2001, 2000 and 1999, the Company expensed costs of approximately $1,822, $4,294, and $3,695, respectively, under the Renco insurance program. Outstanding and unpaid broker fees due to Renco were $131 and $0 at October 31, 2001 and 2000, respectively.

         On January 4, 2002 Renco signed a Cash Collateral Pledge Agreement and a Limited Guarantee with the Company's primary lender in the U.S. Under the Cash Collateral Agreement, Renco posted $5,000 cash collateral to the lender and under the Limited Guarantee, Renco temporarily guaranteed $2,000 of the Company's obligations to the lender. See Note 8.

(3)      INVENTORIES

         Inventories consist of the following:

                                                                 OCTOBER 31,
                                                         ---------------------------
                                                             2001           2000
                                                         ------------   ------------

         Finished metals and concentrates                $     15,887   $     20,408
         Metals and concentrates in process                    50,988         50,526
         Materials, supplies and repair parts                  40,529         47,792
                                                         ------------   ------------

                                                         $    107,404   $    118,726
                                                         ============   ============

         Materials, supplies and repair parts are stated net of reserves for obsolescence of $5,484 and $4,472 at October 31, 2001 and 2000, respectively.

         The FIFO cost of inventories valued under the LIFO cost method were approximately $70,812 and $79,032 at October 31, 2001 and 2000, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $5,526 lower and $1,116 higher at October 31, 2001 and 2000, respectively.

         As a result of reducing certain inventory quantities valued on the LIFO basis, inventory costs prevailing in previous years were charged to cost of sales in 2001 and 2000. The Company calculates the effect of LIFO liquidations on net income based on the current cost method. The effect was a decrease in net income of $59 and increases in net income of $27, and $400 for the years ended October 31, 2001, 2000 and 1999, respectively.

(4)      PREPAID TAXES AND TAX CREDITS

         Certain of the Company's Peruvian subsidiaries had been required to prepay income taxes monthly in previous years. The balance of prepaid taxes was $0 and $11,893 at October 31, 2001 and 2000, respectively.

         In Peru, value added tax (VAT) paid on purchases can be offset against the VAT resulting from local sales, Peruvian income tax obligations and other taxes collected by the Peruvian Public Treasury. In addition, the Company may apply for a refund in the form of cash or negotiable credit notes from the tax authorities. The tax credits receivable were $4,433 and $19,550 at October 31, 2001 and 2000, respectively. The credits on Peruvian value added tax outstanding as of October 31, 2001 and 2000 were collected subsequent to the respective year-end.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



(5)      PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net consists of the following:

                                                                      OCTOBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------

         Land                                                 $     12,406   $     12,442
         Buildings and improvements                                 75,614         68,237
         Machinery and equipment                                   260,667        252,508
         Mineral interests                                          31,313         31,313
         Construction in progress                                   41,698         42,017
                                                              ------------   ------------

                                                                   421,698        406,517
         Less accumulated depreciation and depletion               157,398        131,003
                                                              ------------   ------------

         Property, plant and equipment, net                   $    264,300   $    275,514
                                                              ============   ============


       Depreciation and depletion expense are as follows:

                                         YEAR ENDED OCTOBER 31,
                                ------------------------------------------
                                    2001           2000           1999
                                ------------   ------------   ------------

         Depreciation           $     28,350   $     27,977   $     27,568
         Depletion              $      2,055   $      2,464   $      3,752

         Rental expense applicable to minimum rentals under operating leases was $9,726, $8,633, and $7,567 for the years ended October 31, 2001, 2000, and 1999, respectively. Contingent rental payments, based primarily on equipment usage, were $520, $1,210, and $405 for the years ended October 31, 2001, 2000, and 1999, respectively.

         The Company's operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:

         Fiscal year ending October 31:
             2002                                              $      7,324
             2003                                                     4,607
             2004                                                     2,495
             2005                                                     1,650
             2006                                                       918
             Thereafter                                               2,581
                                                               ------------
                                                               $     19,575
                                                               ============


(6)      SPECIAL TERM DEPOSIT

         The Special Term Deposit represents a deposit made in a foreign bank as collateral for a loan made to Doe Run Mining. See further discussion in
         Note 8.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



(7)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                          OCTOBER 31,
                                                                   ---------------------------
                                                                       2001           2000
                                                                   ------------   ------------

         Interest                                                  $      6,236   $      6,576
         Reclamation and environmental                                    6,918          4,988
         Property taxes                                                   5,082          4,678
         Payroll, related taxes and employee benefits                    19,966         20,673
         Other                                                           20,127         13,560
                                                                   ------------   ------------

                                                                   $     58,329   $     50,475
                                                                   ============   ============

         Reclamation and environmental costs represents the estimate of reclamation and environmental spending for the following fiscal year. See Note 16.


(8)      DEBT

         Long-term debt consists of the following:

                                                                                               OCTOBER 31,
                                                                                       ---------------------------
                                                                                           2001           2000
                                                                                       ------------   ------------

         Revolving credit facilities                                                   $     58,375   $     57,891
         11.25% unsecured senior notes due March 15, 2005                                   200,000        200,000
         Floating interest rate unsecured senior notes due March 15,
             2003, effective rate of 9.38% at October 31, 2001                               55,000         55,000
         11.25% secured senior notes due March 15, 2005, less unamortized discount of $2,728 and $3,536 at October 31, 2001 and 2000,
             respectively                                                                    47,272         46,464
         Note payable to foreign bank                                                       125,000        125,000
         Deferred purchase price obligation, no stated interest rate                              -          1,382
         Note payable, interest payable at 9.89%, maturing July 6, 2009                           -          5,224
         Note payable, no stated interest rate                                                  178              -
         Sale and leaseback obligations                                                       9,393         12,912
         Capital leases                                                                         763            321
                                                                                       ------------   ------------

                                                                                            495,981        504,194
         Less current maturities                                                             62,611          5,508
                                                                                       ------------   ------------

                    Long-term debt, less current maturities                            $    433,370   $    498,686
                                                                                       ============   ============


         The Company has available two revolving credit facilities. The first facility allows the Company to borrow up to $100,000 and expires January 15, 2003. The availability of loans under the facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. The facility bears interest at the prime rate plus .75% per annum for an effective rate of 6.75% at October 31, 2001. The Company is also obligated to pay an unused line fee equal to .25% on the amount by which the maximum credit

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



         of $100,000 exceeds the average daily balance of outstanding loans and letters of credit. The facility is secured by accounts receivable and inventories generated by the Company's U.S. operations. All cash received from the Company's domestic operations is transferred by wire daily to the financial institutions to pay down the outstanding loan balance, if any. Revolving loans outstanding under this facility were $37,375 and $24,891 at October 31, 2001 and 2000, respectively. Actual availability was $1,796 at October 31, 2001 and $9,823 at March 31, 2002.

         On January 4, 2002, the Company entered into an amendment of its U.S. revolving credit facility. The amendment increased the interest rate by .25% to prime plus 1%, reduced the maximum credit to $75,000, reduced the maximum available to borrow based on eligible inventory from $50,000 to $35,000 and temporarily eased a reserve against calculated availability which gradually reverted back to a $5,000 reserve on March 14, 2002. The amendment provided for supplemental loans of up to $5,000. Renco provided the lender with $5,000 million of cash collateral and a limited guarantee of $2,000. See Note 2 for details of the credit support provided by Renco. The amendment also waived, through February 27, 2002, existing defaults resulting from the Company's failure to maintain consolidated net worth and EBITDA for U.S. operations, as required by the agreements governing the credit facility. On February 28, 2002, the Company's lender issued a letter that extended this waiver through March 14, 2002.

         The second facility allows Doe Run Peru to borrow up to $40,000 and expires June 19, 2002. In addition, the lender approved an independent line of $12,000 for the issuance of guarantee letters. Unlike the Revolving Credit Facility, this independent line is not committed and is subject to modification or cancellation at the option of the lender. The sum of the advances on both of these lines is limited to $42,000. The Doe Run Peru facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 2.0% per annum. The facility is secured by accounts receivable and inventories generated by the Company's Peruvian operations. The effective rate was 6.59% at October 31, 2001. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the facility is limited to a percentage of Doe Run Peru's eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under this facility were $21,000 and $33,000 at October 31, 2001 and 2000, respectively. Actual availability was $9,692 at October 31, 2001 and $2,402 at March 31, 2002. The Company is currently in negotiations with its lender to extend the facility, but has not yet received any commitment.

         The $200,000 11.25% senior notes (the Fixed Rate Notes) and $55,000 Floating Interest Rate Senior Notes due 2003 (collectively, the Unsecured Notes) are guaranteed by certain subsidiaries of the Company. See Note 18 for disclosures regarding guarantor subsidiaries. The Company used $125,000 of the proceeds from the Unsecured Notes to make the Special Term Deposit into a foreign bank, which in turn loaned such amount to Doe Run Peru. The Special Term Deposit and note payable to the foreign bank have payment terms that match the timing and amount of the payments on $125,000 of the Fixed Rate Notes, except that additional interest of 0.25% through September 11, 2004 is payable on the note payable to the foreign bank. The note payable to the foreign bank is collateralized by the Special Term Deposit.

         The 11.25% senior secured notes (the Secured Notes) have a face value of $50,000 and are secured by the property, plant and equipment acquired and are guaranteed by certain subsidiaries of the Company. See
         Note 18.

         The deferred purchase price obligation was payable to the former owner of the Company's Peruvian subsidiary for mining assets purchased. The last of three annual payments of $1,495 was made in August 2001. The note had no stated interest rate and the balance at October 31, 2000 was discounted to an effective rate of 10%.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         The 9.89% note payable outstanding at October 31, 2000 financed the purchase of certain equipment, and was secured by that equipment. The equipment was sold in the current year, and the note paid off with the proceeds. In doing so, the Company incurred prepayment penalties of $314, for which it signed a noninterest-bearing note, payable in 36 monthly installments, commencing November 1, 2001. The new note was discounted to a fair value of $159.

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

         A capital lease for computer equipment caused property, plant and equipment, prepaid expenses and long term debt to increase by $647, $99 and $746, respectively, during the year ended October 31, 2001.

         The aggregate estimated amounts of long-term debt maturing after October 31, 2001 are as follows:

         Fiscal year ending October 31:
             2002                                         $    62,611
             2003                                              59,459
             2004                                               1,639
             2005                                             372,272
                                                          -----------

                                                          $   495,981
                                                          ===========


         At October 31, 2001, the Company's various debt agreements contained certain requirements with respect to net worth, a limitation on capital expenditures in the U.S., and requirements for earnings before interest, taxes, depreciation, depletion and amortization (EBITDA). These agreements also place limitations on dividend payments and other outside borrowings. The Company was in violation of its net worth and EBITDA covenants at October 31, 2001 but had received a waiver of any violations through March 14, 2002, through the amendment and subsequent extension discussed previously. Accordingly, the balance under the U.S. revolving credit facility is classified as current.

         Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), and the expiration of the grace period during which the Company could cure the non-payment, and the violation of other financial covenants, the Company is in default of its covenants under the Notes indentures and its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

         On April 15, 2002, the Company announced that it had reached an agreement in principle with Renco and Regiment Capital Advisors, LLC (Regiment) for Renco and Regiment to provide the Company with significant capital for the purpose of restructuring its existing debt. Pursuant to the agreement in principle, Renco will purchase $20 million of the Company's preferred stock and Regiment, a significant holder of the Notes, will commit to lend the Company $35 million and will offer other holders of Notes the opportunity to participate in making such loan.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



         Under the proposed restructuring transaction, the Company would make a cash tender offer for a portion of the Notes and an exchange offer for the balance of the Notes. The $55 million in proceeds of the Renco investment and the loan, together with borrowings under its revolving credit facility would be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer would significantly reduce the Company's future debt service and provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect the Company's trade creditors.

         The non-binding agreement in principle is subject to agreement on the terms of definitive documentation and the successful completion of the transactions is subject to several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the cash tender offer and/or the exchange offer and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities.

         Doe Run Peru has had available from time to time unsecured and uncommitted lines of credit and additional availability for letters of credit and custom bonds provided by local banks. Borrowings take the form of short-term notes, with interest rates determined at the borrowing date. Borrowings under the unsecured and uncommitted lines of credit were $0 and $9,316 at October 31, 2001 and 2000, respectively.

(9)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         At October 31, 2001 and 2000, the fair values of the Company's financial instruments, except for long-term debt and the hedge positions described in Note 15, were not materially different from their carrying amounts.

         The fair values of the Company's long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes. The fair value of the Company's long-term debt was approximately $291,109 and $327,042 at October 31, 2001 and 2000, respectively.

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         Income tax expense is comprised of the following:

                                                     YEAR ENDED OCTOBER 31,
                                          --------------------------------------------
                                              2001            2000            1999
                                          ------------    ------------    ------------
         Current:
             Federal                      $          -    $          -    $        238
             State                                   -               -               -
             Foreign                               555           5,222           3,342
                                          ------------    ------------    ------------

                                                   555           5,222           3,580
                                          ------------    ------------    ------------
         Deferred:
             Federal                                 -               -           6,200
             Foreign                             7,671          (3,469)         (6,292)
                                          ------------    ------------    ------------

                                                 7,671          (3,469)            (92)
                                          ------------    ------------    ------------

                                          $      8,226    $      1,753    $      3,488
                                          ============    ============    ============

         As a result of the change in tax status, the Company was not subject to federal income taxation for the years ended October 31, 2001, 2000 and 1999.

         The deferred tax expense in fiscal 2001 results from the increase in the valuation allowance resulting from the assessment of the Company's ability to use loss carryforwards in the future, see Note17. Current tax expense decreased as a result of a merger between Doe Run Mining and Doe Run Peru, offsetting taxable income of Doe Run Mining with losses of Doe Run Peru.

         The income tax expense recorded in the consolidated statement of operations for the year ended October 31, 1999 reflects primarily: 1) deferred federal income tax expense of $6,200 relating to the elimination of net U.S. federal and state deferred tax assets, including related valuation allowances, as a result of the change in tax status, 2) current U.S. federal income tax expense resulting from the change in tax status, which will be paid by Renco and 3) the income tax provision of the Company's Peruvian subsidiaries. The net deferred income tax benefit generated by the Peruvian subsidiaries for the years ended October 31, 2000 and 1999 results primarily from the recognition of benefits related to tax losses generated in 2000 and 1999 and to the recognition in 1999 of an acquired tax loss of Cobriza for which no previous benefit was recognized.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                            OCTOBER 31,
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
         Deferred tax assets:
             Inventories                                           $        148    $      1,959
             Property, plant and equipment                               20,313          27,275
             Accrued liabilities                                          1,017           1,348
             Tax loss carryforwards                                      20,623          12,315
             Other noncurrent assets and liabilities                      3,167           2,851
                                                                   ------------    ------------
                                                                         45,268          45,748
             Less valuation allowance                                   (30,159)        (25,903)
                                                                   ------------    ------------
                    Total deferred tax assets                            15,109          19,845
                                                                   ------------    ------------

         Deferred tax liabilities:
             Inventories and other current assets                             -            (628)
             Property, plant and equipment                              (15,109)        (12,027)
                                                                   ------------    ------------
                    Total deferred tax liabilities                      (15,109)        (12,655)
                                                                   ------------    ------------

                    Net deferred tax assets                        $          -    $      7,190
                                                                   ============    ============

         The deferred tax balances as of October 31, 2001 and 2000 relate solely to the Company's Peruvian subsidiaries. The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

         Net operating loss carryforwards in Peru are available for use for four years beginning with the first year the Company has taxable income against which it can take a credit.

         Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. The valuation allowance increased (decreased) $4,256 and $(7,180) in the years ended October 31, 2001 and 2000, respectively. The increase in the valuation allowance reflects a change in management's assessment regarding the future realization of deferred tax assets as a result of current projections of liquidity and taxable income, see Note 17. Benefits were realized in 2000 relating to certain deferred tax assets against which a valuation allowance had previously been provided.

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



         represent the amount by which the benefits under the defined benefit plan, if such benefits were not limited, exceed those benefits the participants are entitled to receive. The SERP plan is unfunded.

         Net periodic pension expense is comprised of the following:

                                                                              YEAR ENDED OCTOBER 31,
                                                                   --------------------------------------------
                                                                       2001            2000            1999
                                                                   ------------    ------------    ------------
         Service cost                                              $      1,938    $      2,330    $      2,323
         Interest cost on projected benefit obligation                    5,180           4,841           4,435
         Expected return on assets                                       (6,026)         (5,262)         (4,622)
         Net amortization and deferral of unrecognized net
             losses                                                          93             164             761
         Special termination benefits                                     1,570               -               -
                                                                   ------------    ------------    ------------
                    Net periodic pension expense                   $      2,755    $      2,073    $      2,897
                                                                   ============    ============    ============

         The following assumptions were used in the determination of net periodic pension expense:

                                                            YEAR ENDED OCTOBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
         Discount rates                                    7.10%      7.75%      7.50%
         Rate of increase in compensation levels           3.00%      3.00%      3.00%
         Expected long-term rate of return on assets       9.00%      9.00%      9.00%

         The following table sets forth the funded status of the Company's defined benefit plan:

                                                                  OCTOBER 31,
                                                         ----------------------------
                                                             2001            2000
                                                         ------------    ------------
         Change in benefit obligation:
              Beginning of year                          $     67,841    $     64,360
              Service cost                                      1,938           2,330
              Interest cost                                     5,180           4,841
              Actuarial (gains)/losses                          4,218            (278)
              Plan amendments                                       -               7
              Benefits paid                                    (3,930)         (3,420)
              Special termination benefits                      1,570               -
                                                         ------------    ------------
              End of year (a)                            $     76,817    $     67,841
                                                         ============    ============

         (a) Includes accumulated benefit obligation related to the SERP plan of $3,297 and $3,534, respectively

         Change in plan assets:
              Beginning of year at fair value            $     68,767    $     59,299
              Actual return on plan assets                    (10,064)         11,203
              Employer contributions                              289           1,685
              Benefits paid                                    (3,930)         (3,420)
                                                         ------------    ------------
              End of year at fair value                  $     55,062    $     68,767
                                                         ============    ============

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                     OCTOBER 31,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                             ------------    ------------
         Reconciliation of funded status:
            Plan assets (projected benefit obligation) in excess of
                projected benefit obligation (plan assets)                   $    (21,755)   $        926
              Unamortized net transition asset                                        547             587
              Unrecognized actuarial (gains) losses                                19,701            (548)
              Unrecognized prior service cost                                          19              13
                                                                             ------------    ------------
                   Net amount recognized                                     $     (1,488)   $        978
                                                                             ============    ============

         Amounts recognized in the balance sheet:
             Prepaid benefit cost - noncurrent                               $          0    $      2,456
             Intangible asset                                                         897             207
             Accrued benefit liability - current                                      (20)            (20)
             Accrued benefit liability - noncurrent                               (15,627)         (2,870)
             Accumulated other comprehensive income                                13,262           1,205
                                                                             ------------    ------------
                    Net asset (liability) at end of year                     $     (1,488)   $        978
                                                                             ============    ============


         The special termination benefits relate to an early retirement incentive that was offered to certain eligible employees retiring between November 1, 2001 and January 1, 2002. The early retirement incentive provided an enhanced retirement benefit based on years of benefit service and age compared to what is normally provided for in the plan.

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

         Net periodic postretirement benefit cost includes the following components:

                                                                                        OCTOBER 31,
                                                                        --------------------------------------------
                                                                            2001            2000            1999
                                                                        ------------    ------------    ------------

         Service cost                                                   $         58    $         59    $         85
         Interest cost                                                           677             729             709
         Amortization of gains                                                  (150)            (93)            (57)
         Special termination benefits                                            988               -               -
                                                                        ------------    ------------    ------------
                    Net periodic postretirement benefit cost            $      1,573    $        695    $        737
                                                                        ============    ============    ============

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         The postretirement benefit plans are unfunded. The following illustrates the Company's postretirement benefit obligation:

                                                                                     OCTOBER 31,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                             ------------    ------------
         Change in benefit obligation:
             Beginning of year                                               $      9,996    $     10,333
             Service cost                                                              58              59
             Interest cost                                                            677             729
             Actuarial (gains)/losses                                                (363)           (347)
             Benefits paid                                                           (628)           (778)
             Special termination benefits                                             988               -
                                                                             ------------    ------------
             End of year                                                     $     10,728    $      9,996
                                                                             ============    ============

         Reconciliation of funded status:
             Projected benefit obligation in excess of plan assets           $    (10,728)   $     (9,996)
             Unrecognized actuarial gains                                          (3,102)         (2,889)
                                                                             ------------    ------------
                  Accrued postretirement benefit cost                        $    (13,830)   $    (12,885)
                                                                             ============    ============

             Current portion                                                 $       (953)   $       (953)
             Noncurrent portion                                              $    (12,877)   $    (11,932)

         The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plans was 8% for fiscal 2001, with a decrease to 5% over 6 years, remaining level thereafter. A one percentage point increase/(decrease) in each year would increase/(decrease) the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by $552/$(530) and $36/$(35), respectively.

         The special termination benefits relate to the early retirement incentive discussed above with respect to the defined benefit plan. Most of the employees accepting the incentive received healthcare coverage benefits for up to seven years at a cost that would not normally be available to retirees, a portion of which will be covered by the Company.

               DEFINED CONTRIBUTION PLANS AND PROFIT SHARING PROGRAM

         The Company sponsors a 401(k) plan that covers substantially all U.S. and expatriate employees. Participants can contribute up to 15% of compensation on a before-tax basis. The Company's mandatory match under the plan is 25% of the first 6% of a participant's before-tax contribution. The Company may make additional contributions at management's discretion. For the fiscal year ended October 31, 2001, the Company increased the match to 40% of the first 6% of a participant's before-tax contribution. The Company's expense representing its matching contribution was $1,101, $686, and $607 for the years ended October 31, 2001, 2000 and 1999, respectively. Plan assets consist primarily of investments in common stock and debt securities.

         The Company has a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income before income tax expense, plus any extraordinary items, excluding the related tax effect. At management's discretion, a portion of the distribution may be made in the form of a contribution to the 401(k) plan. The remainder is paid in cash to employees. The Company had no expense for the years ended October 31, 2001, 2000 and 1999 as a result of losses before income tax expense in the U.S.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


               FOREIGN PLANS

         Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,946 $2,951 and $2,786 for the years ended October 31, 2001, 2000 and 1999, respectively.

         In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments years ended October 31, 2001, 2000 and 1999, due to tax losses in those years.

         In addition, the Company recorded a deferred workers' profit sharing asset of $0 and $2,094 at October 31, 2001 and 2000, respectively, representing the amount the Company expects to recover through future reduction of workers' profit sharing payments.

(12)     BUSINESS AND CREDIT CONCENTRATIONS

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

         For the years ended October 31, 2001, 2000 and 1999, approximately 67%, 70%, and 65%, respectively, of the Company's U.S. operations' revenues from unaffiliated customers were from U.S. battery manufacturers (primarily automotive) or their suppliers. At October 31, 2001 and 2000, the accounts receivable balances related to these U.S. battery manufacturers were $33,425 and $33,239, respectively.

         No single customer accounted for greater than 10% of consolidated revenues for the years ended October 31, 2001, 2000 and 1999.

(13)     SEGMENT INFORMATION

         The Company's operating segments are separately managed business units that are distinguished by products, location and production process. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The secondary lead segment, located in Missouri, recycles lead-bearing feed materials, primarily spent batteries. The fabricated products segment produces value-added lead products. The Peruvian operations produce an extensive product mix of non-ferrous and precious metals through the Company's subsidiary, Doe Run Peru.

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         the general administration of the Company. Related accounts receivable and corporate overhead expenses are not allocated to operating segments.

        OPERATING SEGMENTS - REVENUES                                                 YEAR ENDED OCTOBER 31,
                                                                             ------------------------------------------
                                                                                2001           2000           1999
                                                                             ------------   ------------   ------------
           Revenues from external customers:
                Peruvian operations                                          $  434,336     $ 486,075      $  457,434
                Primary lead                                                    194,934       233,372         243,075
                Secondary lead                                                   78,121        67,273          60,016
                Fabricated products                                              25,271        26,231          25,700
                                                                             ------------   ------------   ------------
                          Total                                                 732,662       812,951         786,225
                                                                             ------------   ------------   ------------
           Revenues from other operating segments: (1)
                Peruvian operations                                                   -         1,573           2,898
                Primary lead                                                      3,386         2,535           1,516
                Secondary lead                                                      541           588             745
                Fabricated products                                                   -            23               -
                                                                             ------------   ------------   ------------
                          Total                                                   3,927         4,719           5,159
                                                                             ------------   ------------   ------------
                          Total reportable segments                             736,589       817,670         791,384
           Other revenues (2)                                                     4,820         2,091          14,049
           Intersegment eliminations                                             (3,927)       (4,719)         (5,159)
                                                                             ------------   ------------   ------------
                          Total revenues                                     $  737,482     $ 815,042      $  800,274
                                                                             ============   ============   ============


(1) Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on an arms-length basis.
(2) Other revenues consist of metal sales not attributed to operating segments and gains (losses) on hedging transactions.

        REVENUES BY COUNTRY (3)                                                        YEAR ENDED OCTOBER 31,
                                                                              -----------------------------------------
                                                                                 2001           2000          1999
                                                                              ------------  ------------- -------------
              United States                                                   $  418,915    $  453,732    $  493,163
              Peru                                                                46,892        56,126        68,333
              Japan                                                               55,848        67,918        29,183
              Brazil                                                              67,052        59,555        50,184
              United Kingdom                                                      54,039        48,982        37,379
              India                                                                2,005         5,137        28,890
              Other                                                               92,731       123,592        93,142
                                                                              ------------  ------------- -------------

                   Total revenues                                             $  737,482    $  815,042    $  800,274
                                                                              ============  ============= =============


(3)      Revenues are attributed to countries based on destination of shipments.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


        OPERATING SEGMENTS - EBITDA (EARNINGS BEFORE INTEREST,                        YEAR ENDED OCTOBER 31,
             TAXES, AND DEPLETION, DEPRECIATION AND AMORTIZATION)            ------------------------------------------
                                                                                 2001           2000          1999
                                                                             -------------  ------------- -------------
             Peruvian operations                                             $   37,251     $   44,442    $     51,743
             Primary lead                                                        (1,049)        13,606        28,795
             Secondary lead                                                      16,154         15,316        10,917
             Fabricated products                                                  2,618          2,654         2,464
                                                                             -------------  ------------- -------------
                   Total reportable segments                                     54,974         75,998        93,919
             Other revenues and expenses (4)                                      1,090         (3,155)          109
             Corporate selling, general and administrative expenses             (16,854)       (16,529)      (16,045)
                 Intersegment eliminations                                          (11)             6           157
                                                                             -------------  ------------- -------------
                   Consolidated EBITDA                                           39,199         56,320        78,140
             Depreciation, depletion and amortization                           (30,461)       (30,520)      (31,400)
             Interest income                                                     14,870         14,433        14,755
             Interest expense                                                   (59,992)       (61,595)      (59,417)
             Unrealized gain on derivatives                                       1,764              -             -
                                                                             -------------  ------------- -------------

                   Income (loss) before taxes and extraordinary item         $  (34,620)    $  (21,362)   $    2,078
                                                                             =============  ============= =============

       (4) Other revenues and expenses include primarily exploration expenses, gains and losses recognized on hedge transactions, and adjustments necessary to state inventories at LIFO cost.

        OPERATING SEGMENTS - TOTAL ASSETS                                                         OCTOBER 31,
                                                                                         ------------------------------
                                                                                              2001            2000
                                                                                         ---------------  -------------
              Peruvian operations                                                        $   241,786      $   282,041
              Primary lead                                                                   129,570          140,088
              Secondary lead                                                                  33,584           30,960
              Fabricated products                                                             12,728           11,979
                                                                                         ---------------  -------------
                    Total reportable segments                                                417,668          465,068
              Unallocated corporate assets (5)                                               234,405          246,766
              Intersegment eliminations                                                      (48,958)         (46,889)
                                                                                         ---------------  -------------
                    Total assets                                                         $   603,115      $   664,945
                                                                                         ===============  =============

       (5) Unallocated corporate assets consist primarily of the Special Term Deposit, cash, primary lead and secondary lead segments' accounts receivable, investments in subsidiaries, pension assets, and deferred financing costs.

(14)     COMMITMENTS AND CONTINGENCIES

               INVESTMENT COMMITMENT

         Doe Run Peru is obligated to expend $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru, as discussed below. In the event that Doe Run Peru has not fulfilled its obligations under the investment commitment by the end of October 23, 2002, it will be obligated to pay a penalty equal to 30% of any shortfall to Empresa Minera del Centro del Peru S.A. (Centromin), the previous owner of the La Oroya assets. As of October 31, 2001, Centromin had approved qualifying expenditures through October 31, 2001 totaling approximately $102,712. The Company has planned expenditures for fiscal year 2002 which management believes will satisfy the investment commitment.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         However, there can be no assurance that all of these expenditures will be completed or that these expenditures will be accepted in their entirety as qualifying under the Contract.

               TOLLING

         The Company has entered into tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expire in September and December 2003. The agreements cover approximately 10% of the Company's anticipated combined primary and secondary lead metal production for the 2002 fiscal year.

               SALES

         The Company has commitments to sell approximately 66%, 74%, 75%, 38% and 100% of its anticipated 2002 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

               LETTERS OF CREDIT

         At October 31, 2001, the Company had issued irrevocable standby letters of credit totaling $11,211 in connection with the Company's insurance and bonding activities. The Company also had outstanding customs bonds of $1,945 respectively, relating to concentrate and other purchases.

               EMPLOYMENT AGREEMENTS

         The Company has employment agreements with a number of its senior executives through October 31, 2002, with automatic renewal annually unless written notice is given at least three months prior to the expiration date.

(15)     HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


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

         The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of October 31, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

         The Company's open derivative financial instruments at October 31, 2001 were:

           SOLD (PURCHASED) FUTURES CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                        WEIGHTED                FAIR MARKET
              METAL            QUANTITY              AVERAGE PRICE                 VALUE                 PERIOD
        ----------------  -------------------- ---------------------------- -----------------  -----------------------
        Lead (Hedges)          (4,959) tons           $478.90/ton             $      (81,167)      Nov. 01 to Aug. 02
        Lead (Other)           (8,902) tons           $447.86/ton                   (284,375)      Nov. 01 to Jan. 02
        Copper (Other)            500  tons          $1,771.00/ton                   286,550       Nov. 01
                                 (564) tons          $1,775.27/ton                  (260,626)      Nov. 01 to Dec. 01
        Zinc (Hedges)            (331) tons          $1,010.15/ton                  (104,346)      Jan. 02
        Zinc (Other)              552  tons           $682.00/ton                       (850)      Nov. 01
                               (1,984) tons           $908.12/ton                   (438,055)      Nov. 01
        Silver                960,022   oz.            $5.18/oz.                   1,283,350       Nov. 01
                           (1,097,168)  oz.            $5.38/oz.                  (1,678,663)      Nov. 01

           SOLD (PURCHASED) CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                FAIR MARKET
              METAL            QUANTITY               PRICE RANGE                  VALUE                 PERIOD
        ------------------- ---------------- -------------------------------- -----------------  -----------------------
        Copper                  3,672  tons  $1,440.00/ton to $1,632.93/ton   $      (18,754)      Nov. 01 to Jun. 02
        Lead                   74,461  tons    $421.84/ton to $789.88/ton           (879,575)      Nov. 01 to Jul. 02
                               (4,960) tons    $444.52/ton to $476.27/ton             39,427       Nov. 01 to Feb. 02
        Zinc                    2,756  tons    $798.00/ton to $997.91/ton             (1,990)      Nov. 01 to Apr. 02
        Silver                658,301    oz.     $4.01/oz. to $4.56/oz.              (40,944)      Nov. 01 to Mar. 02
        Gold                    5,925    oz.   $246.09/oz. to $252.47oz.             (83,623)      Dec .01

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



           SOLD (PURCHASED) PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                FAIR MARKET
              METAL            QUANTITY               PRICE RANGE                  VALUE                 PERIOD
        ------------------- ---------------- -------------------------------- -----------------  -----------------------
        Copper                  2,018  tons   $1360.78/ton to $1587.57/ton    $     (680,655)      Nov. 01 to Jun. 02
        Lead                   39,462  tons    $421.84/ton to $444.52/ton           (812,012)      Nov. 01 to Jun. 02
                               (8,322) tons    $430.91/ton to $439.98/ton            173,109       Nov. 01 to Jun. 02
        Zinc                    2,205  tons   $952.54/ton to $1,001.53/ton          (625,910)      Nov. 01 to Jun. 02
        Silver                482,754    oz.     $3.82/oz. to $3.92/oz.              (66,602)      Jan. 02 to Mar.02
        Gold                    8,119    oz.          $236.98/oz.                    (17,588)      Mar. 02

         At October 31, 2001, the Company had recorded an asset of $1,593 and a liability of $5,872 related to the fair market values of these instruments. The Company also had recorded an asset of $178 for the fair value of firm commitments designated as the hedged item in fair value hedges. The balance of $(8) in comprehensive income will be recognized in earnings as the forecasted sales/purchases occur through December 2001.

         The Company's open derivative financial instruments at October 31, 2000 were:

           FUTURES SALES (PURCHASE) CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
               METAL           QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
           --------------- ------------------ -----------------------------   ---------------- -------------------------
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

           SOLD CALL OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
               METAL           QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
           --------------- ------------------ -----------------------------   ---------------- -------------------------
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

SOLD PUT OPTION CONTRACTS (NUMBERS NOT IN THOUSANDS)

                                                                                   FAIR
               METAL           QUANTITY               PRICE RANGE              MARKET VALUE             PERIOD
           --------------- ------------------ -----------------------------   ---------------- -------------------------
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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



         Sold put option contracts used by the Company to offset certain fixed price sales to customers did not meet the definition of a hedge prior to the adoption of FAS 133, and the net mark to market adjustment related to these contracts was a loss of $242, for the year ended October 31, 2000. No net mark to market adjustment was required in the year ended October 31, 1999.

         The Company does not obtain collateral or other security to support hedge instruments subject to credit risk, but assesses the reliability and reputation of its counterparties before contracts are established.

(16)     ENVIRONMENTAL AND LITIGATION MATTERS

         ENVIRONMENTAL

         The Company has recorded a liability of approximately $30,110 as of October 31, 2001, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

         The Company signed a voluntary Administrative Order on Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. The U.S. Environmental Protection Agency (EPA) and the Missouri Department of Natural Resources (DNR) signed the AOC with an effective date of May 29, 2001. In addition, the Company has agreed to replace the soil in yards of private residences within a four-tenths of a mile radius of the smelter. The Company also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. In September 2001, the Company agreed to an acceleration of the lead testing program on the remaining area within one mile of the smelter. As a result of the completion of this testing, the Company signed an AOC with the U.S. EPA on December 21, 2001. The new AOC requires additional yard replacement relating to those residences with the highest soil lead measurements and those with children. The current total estimated cost of community cleanup included in the Company's accrual for remediation costs, is approximately $2,600, with the spending to be completed by the end of calendar 2002. At this time, it is not possible to determine the outcome of the remaining areas of study or what additional remediation actions, if any, may be required after the study is completed. Estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of additional regulatory decisions.


         On April 26, 2002, the Company signed a Settlement Agreement with the State of Missouri whereby it agreed to offer buyouts to approximately 160 homeowners in an area close to the smelter. Under the terms of the proposed

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         buyout plan, an estimated 26 homeowners, each having children less than 72 months old living in them, would be offered immediate buyouts with the remaining affected homeowners to be extended buyout offers by the end of 2004. The amount to be paid to the homeowners who accept the buyout offer will be based on an appraisal of the property's value at August 31, 2001. The accrual for cleanup at January 31, 2002 does not include any cost associated with the buyout plan, which could be as high as $10,000 if all qualifying homeowners accept the Company's buyout offer. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the homeowners will accept the buyout offer, or, if the buyout offer is accepted, what the price to be paid for the property will be. The Company will attempt to rent out certain purchased houses, once they are remediated to the standards required by the regulatory agencies. To the extent the Company will be able to rent these properties, the fair value will be capitalized. To the extent the properties cannot be rented out, or the amount paid exceeds the fair value of the property at the buyout date, an impairment loss will be recognized.


         On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum site. The Company does not believe that there has been any violation of law and is cooperating with State and federal agencies in their investigations into the allegations.

         The Company, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgement entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Capital expenditures for this plan were $5,900 in fiscal 2001. Future capital expenditures are expected to total $4,500 in fiscal 2002, and $1,000 in 2003. A substantial part of the equipment is now in place and the monitors have been reflecting compliance.

         The Company has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of October 31, 2001 of approximately $7,800 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

         The Company has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work began in late fiscal 2001 and is scheduled for completion within two years.

         The Company signed a voluntary AOC in 1994 with the EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed, and will be followed by revegetation and ongoing monitoring and maintenance activities.

         The Company has also signed AOC's to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. The National EE/CA is complete, the Rivermines EE/CA is due by the end of fiscal 2002 and the Leadwood EE/CA is due by the end of fiscal 2003. In addition, the Company has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         assess potential off-site impacts of site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The initial draft of the RI/FS was submitted in early March 2002. The Company has signed an order to conduct interim measures until the RI/FS is complete, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results. The Company believes the current reserves assigned to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the reserves would be adequate.

         The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. The Company and the owner of the other 50% share have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. The Company has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, the Company has determined that it was not involved in operations at the satellite site. Further review will be required before a determination can be made as to whether the Company has any liability at the main site. At this time, based on this preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

         The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of October 31, 2001 of approximately $1,200 for corrective action and $2,900 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

         The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,500 as of October 31, 2001.

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

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

         o  New sulfuric acid plants
         o  Treatment plant for the copper refinery effluent
         o  Industrial waste water treatment plant for the smelter and refinery
         o  Improve Huanchan lead and copper slag deposits
         o  Build an arsenic trioxide deposit
         o  Management and disposal of lead and copper slag wastes
         o  Domestic waste water treatment and domestic waste disposal
         o  Monitoring station

         Through October 31, 2001, the Company had spent approximately $25,000 on projects under the La Oroya PAMA.

         Annual spending on a calendar year basis approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:


                                                Estimated
                      Year                        Cost
                    --------                 -------------
                      2002                         5,750
                      2003                         9,350
                      2004                        12,800
                      2005                        53,500
                      2006                        67,700
                                                ---------
                                                $149,100
                                                =========

         The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $174,000 for the remaining term of the PAMA.

         Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, mine drainage, sewage and garbage by mid-2002. The Company has spent approximately $8,800 under the PAMA as of October 31, 2001. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time after the end of the current PAMA without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. In April 2002, the MEM proposed a pending regulation extending the PAMA for all companies for an additional 18 months for work remaining under the PAMA. For companies still not in compliance at the end of this 18-month extension period, each company would have an additional six months to close the operation. In light of this pending regulation, Doe Run will be re-evaluating its options with the expectation that a decision will be made within the next six to twelve months regarding the future course of action to be taken.

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

               LITIGATION

         The Company is a defendant in twelve lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Four of these cases are class action lawsuits. In two separate cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In a third case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were nine months to six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. In a fourth case, plaintiffs seek to have certified a class of employees of a certain contractor who worked at the Herculaneum smelter. Seven of the cases are personal injury actions by 35 individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The last suit is a property damage case alleging lead contamination of fill material used on the plaintiff's property.

         A resident of Herculaneum has retained counsel who has forwarded to the Company information about personal injuries allegedly because of exposure to emissions from the smelter. No suit has yet been filed against the Company in this matter.

         The Company is a defendant in five lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived, went to school or day care in Bonne Terre, Missouri or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         caused by chat, tailings, and related operations in six areas in St. Francois County. The fifth case, filed in July 2001, alleges personal injury against two children living in St. Francois County.

         Three lawsuits have been filed against the Company each alleging personal injury to a child living in Picher, Oklahoma as a result of lead contamination from chat piles and/or tailings generated by historic operations of the Company's predecessor.

         The Company, with several other defendants, has been named in four cases in Maryland, but not joined as a defendant in any of these cases. These suits seek damages, alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. The suits seek punitive damages. The Company has recently been dismissed from two similar cases in which it was joined as a defendant. Until The Company is actually joined as a defendant in one or more of these cases, material liability from these cases is considered remote.

         The Company and several other parties have been named defendants in a suit brought by the City of St. Louis, Missouri for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages.

         One hundred and seventeen individual cases have been filed that list the Company among other defendants, alleging that the employees or ex-employees of Burlington Northern Railroad who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. An ex-employee of the Terminal Rail Road Association of St. Louis has filed a similar case.

         The Company has been named as a defendant in a breach of contract/warranty action for damages arising from the sale of allegedly impure lead. The plaintiff has indicated, although the amount has not been confirmed through depositions, that its claims exceed $1,000.

         On January 15, 2002, The Doe Run Company received a Demand for Arbitration regarding payments Fabricated Products, Inc. was to make under an Asset Purchase Agreement.

         On February 28, 2002, Fabricated Products, Inc. (FPI) and others were served with a wrongful death action on behalf of the estate of a former worker at FPI's Vancouver facility.

         Since all of the above cases are either in the pleading or discovery stages, the Company is unable at this time to estimate the expected outcome of and the final costs of any of these actions. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against these all these claims.

(17)     LIQUIDITY

         Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely reduced the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. Reductions in receivables and inventory coupled with increases in borrowings on revolving credit lines and accounts payable have reduced availability under

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


         revolving credit facilities to the minimal levels discussed in Note 8. Further reductions of current assets of this magnitude are very unlikely.

         At October 31, 2001 the Company failed to maintain consolidated net worth and EBITDA for U.S. operations, as required by the Doe Run Revolving Credit Facility. The amendment and subsequent extension discussed above waived these defaults through March 14, 2002.


         Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), and the expiration of the grace period during which the Company could cure the non-payment, and the violation of other financial covenants, the Company is in default of its covenants under the Notes indentures and its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

         On April 15, 2002, the Company announced that it had reached an agreement in principle with Renco and Regiment Capital Advisors, LLC (Regiment) for Renco and Regiment to provide the Company with significant capital for the purpose of restructuring its existing debt. Pursuant to the agreement in principle, Renco will purchase $20 million of the Company's preferred stock and Regiment, a significant holder of the Notes, will commit to lend the Company $35 million and will offer other holders of Notes the opportunity to participate in making such loan.

         Under the proposed restructuring transaction, the Company would make a cash tender offer for a portion of the Notes and an exchange offer for the balance of the Notes. The $55 million in proceeds of the Renco investment and the loan, together with borrowings under its revolving credit facility would be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer would significantly reduce the Company's future debt service and provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect the Company's trade creditors.

         The non-binding agreement in principle is subject to agreement on the terms of definitive documentation and the successful completion of the transactions is subject to several conditions, including, among others, the participation by holders of 90% of the aggregate principal amount of each class of Notes in the cash tender offer and/or the exchange offer and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities.

                       THE DOE RUN RESOURCES CORPORATION

                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


(18)     GUARANTOR SUBSIDIARIES

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

         Doe Run Peru was merged with its parent, Doe Run Mining S.R.L. effective June 1, 2001. The following consolidating statements reflect the historical cost basis of assets and liabilities and the results of operations assuming the merger had occurred on October 23, 1997, the date at which common control was established. The consolidating statements have been restated accordingly.

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 2001

                                                                  The Company
                                                                    Excluding                  Doe Run
                                                                    Guarantor     Domestic    Cayman and                   The
                                                                  Subsidiaries   Guarantors   Subsidiary  Eliminations   Company
                                                                  ------------   ----------   ----------  ------------  ---------

                                     ASSETS
Current assets:
     Cash                                                           $       -     $     -     $  6,263    $       -     $  6,263
     Trade accounts receivable, net of allowance for
         doubtful accounts                                             41,944       5,975       25,352         (265)      73,006
     Inventories                                                       44,654       1,623       61,152          (25)     107,404
     Prepaid expenses and other current assets                         10,695          89        8,547            -       19,331
     Due from subsidiaries                                             16,783           -            -      (16,783)           -
                                                                    ---------     -------     --------    ---------     --------
         Total current assets                                         114,076       7,687      101,314      (17,073)     206,004
Property, plant and equipment, net                                    118,927       5,126      140,247            -      264,300
Special term deposit                                                  125,000           -            -            -      125,000
Other noncurrent assets, net                                            7,401         185          225            -        7,811
Investment in subsidiaries                                             19,690           -            -      (19,690)           -
                                                                    ---------     -------     --------    ---------     --------
         Total assets                                               $ 385,094     $12,998     $241,786    $ (36,763)    $603,115
                                                                    =========     =======     ========    =========     ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Short-term borrowings and current maturities
         of long-term debt                                          $  37,423     $     -     $ 25,188    $       -     $ 62,611
     Accounts payable                                                  21,361       2,770       28,171         (265)      52,037
     Accrued liabilities                                               36,140         397       21,792          -         58,329
     Due to parent                                                          -       7,910        8,873      (16,783)           -
                                                                    ---------     -------     --------    ---------     --------
         Total current liabilities                                     94,924      11,077       84,024      (17,048)     172,977
Long-term debt, less current maturities                               302,402           -      130,968            -      433,370
Other noncurrent liabilities                                          53,569        1,660        7,340            -       62,569
                                                                    ---------     -------     --------    ---------     --------
         Total liabilities                                            450,895      12,737      222,332      (17,048)     668,916
Shareholders' equity (deficit):
     Common stock, $.10 par value, 1,000 shares authorized,
         issued, and outstanding                                            -           -            -            -            -
     Common stock, $1 par value, 1,000 shares authorized,
         issued, and outstanding                                            -           1            -           (1)           -
     Common stock, $1 par value, 2,005,000 shares authorized,
         issued and outstanding                                             -           -        2,005       (2,005)           -
     Additional paid in capital                                         5,238       1,205                    (1,205)       5,238
     Retained earnings (accumulated deficit) and
         accumulated other comprehensive loss                         (71,039)       (945)      17,449      (16,504)     (71,039)
                                                                    ---------     -------     --------    ---------     --------
         Total shareholders' equity (deficit)                         (65,801)        261       19,454      (19,715)     (65,801)
                                                                    ---------     -------     --------    ---------     --------
         Total liabilities and shareholders' equity (deficit)       $ 385,094     $12,998     $241,786    $ (36,763)    $603,115
                                                                    =========     =======     ========    =========     ========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF OCTOBER 31, 2000



                                                                The Company
                                                                  Excluding                  Doe Run
                                                                  Guarantor     Domestic    Cayman and                   The
                                                                Subsidiaries   Guarantors   Subsidiary  Eliminations   Company
                                                                ------------   ----------   ----------  ------------   -------

                                     ASSETS
Current assets:
  Cash                                                            $       -    $       -    $   8,295   $       -    $   8,295
  Trade accounts receivable, net of allowance for
       doubtful accounts                                             48,745        3,197       25,425        (349)      77,018
  Inventories                                                        49,388        1,988       67,364         (14)     118,726
  Prepaid expenses and other current assets                           7,510          202       33,243        (705)      40,250
  Net deferred tax assets                                                 -            -        2,592           -        2,592
  Due from subsidiaries                                              18,882            -            -     (18,882)           -
                                                                  ---------    ---------    ---------   ---------    ---------
       Total current assets                                         124,525        5,387      136,919     (19,950)     246,881
Property, plant and equipment, net                                  130,822        6,657      138,035           -      275,514
Special term deposit                                                125,000            -            -           -      125,000
Net deferred tax assets                                                   -            -        4,598           -        4,598
Other noncurrent assets, net                                         10,258          205        2,489           -       12,952
Investment in subsidiaries                                           27,209            -            -     (27,209)           -
                                                                  ---------    ---------    ---------   ---------    ---------
       Total assets                                               $ 417,814    $  12,249    $ 282,041   $ (47,159)   $ 664,945
                                                                  =========    =========    =========   =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Short-term borrowings and current maturities
       of long-term debt                                          $     396    $       -    $  14,428   $       -    $  14,824
  Accounts payable                                                   19,043        2,011       33,033        (349)      53,738
  Accrued liabilities                                                29,186          357       21,637        (705)      50,475
  Due to parent                                                           -        7,965       10,917     (18,882)           -
                                                                  ---------    ---------    ---------   ---------    ---------
       Total current liabilities                                     48,625       10,333       80,015     (19,936)     119,037
Long-term debt, less current maturities                             331,183            -      167,503           -      498,686
Other noncurrent liabilities                                         44,920        1,840        7,376           -       54,136
                                                                  ---------    ---------    ---------   ---------    ---------
       Total liabilities                                            424,728       12,173      254,894     (19,936)     671,859

Shareholders' equity (deficit):
  Common stock, $.10 par value, 1,000 shares authorized,
    issued, and outstanding                                               -            -            -           -            -
  Common stock, $1 par value, 1,000 shares authorized,
    issued, and outstanding                                               -            1            -          (1)           -
  Common stock, $1 par value, 2,005,000 shares authorized,
    issued and outstanding                                                -            -        2,005      (2,005)           -
  Additional paid in capital                                          5,238        1,205            -      (1,205)       5,238
  Retained earnings (accumulated deficit) and
    accumulated other comprehensive loss                            (12,152)      (1,130)      25,142     (24,012)     (12,152)
                                                                  ---------    ---------    ---------   ---------    ---------
       Total shareholders' equity (deficit)                          (6,914)          76       27,147     (27,223)      (6,914)
                                                                  ---------    ---------    ---------   ---------    ---------
       Total liabilities and shareholders' equity (deficit)       $ 417,814    $  12,249    $ 282,041   $ (47,159)   $ 664,945
                                                                  =========    =========    =========   =========    =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 2001

                                                                The Company
                                                                  Excluding                Doe Run
                                                                  Guarantor   Domestic    Cayman and                   The
                                                                Subsidiaries Guarantors   Subsidiary  Eliminations   Company
                                                                ------------ ----------   ----------  ------------   -------

Net sales                                                       $ 291,124    $  25,271    $ 434,336    $ (13,249)   $ 737,482

Costs and expenses:
  Cost of sales                                                   263,592       21,132      384,471       (3,916)     665,279
  Depletion, depreciation and amortization                         18,688        1,587       10,186            -       30,461
  Selling, general and administrative                              16,854        1,497       20,697       (9,322)      29,726
  Exploration                                                       1,602            -            -            -        1,602
  Unrealized (gain)/loss on derivatives                              (573)           7       (1,198)           -       (1,764)
                                                                ---------    ---------    ---------    ---------    ---------
    Total costs and expenses                                      300,163       24,223      414,156      (13,238)     725,304
                                                                ---------    ---------    ---------    ---------    ---------

    Income (loss) from operations                                  (9,039)       1,048       20,180          (11)      12,178

Other income (expense):
  Interest expense                                                (41,929)        (831)     (17,998)         766      (59,992)
  Interest income                                                  14,980            -          656         (766)      14,870
  Other, net                                                         (413)         (24)      (1,239)           -       (1,676)
  Equity in earnings of subsidiaries                               (7,511)           -            -        7,511            -
                                                                ---------    ---------    ---------    ---------    ---------
                                                                  (34,873)        (855)     (18,581)       7,511      (46,798)
                                                                ---------    ---------    ---------    ---------    ---------

    Income (loss) before income tax  expense                      (43,912)         193        1,599        7,500      (34,620)

  Income tax expense                                                   59            -        8,167            -        8,226
                                                                ---------    ---------    ---------    ---------    ---------
    Income (loss) before extraordinary item and cumulative
        effect of change in accounting principle                  (43,971)         193       (6,568)       7,500      (42,846)
    Extraordinary item related to
        retirement of long term debt                                 (159)           -            -            -         (159)
    Cumulative effect of change in accounting
        principle, net of income tax benefit                       (2,649)           -       (1,125)           -       (3,774)
                                                                ---------    ---------    ---------    ---------    ---------

    Net income (loss)                                           $ (46,779)   $     193    $  (7,693)   $   7,500    $ (46,779)
                                                                =========    =========    =========    =========    =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 2000

                                             The Company
                                               Excluding                Doe Run
                                               Guarantor   Domestic    Cayman and                   The
                                             Subsidiaries Guarantors   Subsidiary  Eliminations   Company
                                             ------------ ----------   ----------  ------------  ---------
Net sales                                    $ 324,801    $  26,254    $ 487,648    $ (23,661)   $ 815,042

Costs and expenses:
  Cost of sales                                277,320       22,250      428,333       (4,725)     723,178
  Depletion, depreciation and amortization      19,188        1,572        9,760            -       30,520
  Selling, general and administrative           16,529        1,325       33,230      (18,942)      32,142
  Exploration                                    2,851            -        1,486            -        4,337
                                             ---------    ---------    ---------    ---------    ---------
     Total costs and expenses                  315,888       25,147      472,809      (23,667)     790,177
                                             ---------    ---------    ---------    ---------    ---------

     Income from operations                      8,913        1,107       14,839            6       24,865

Other income (expense):
  Interest expense                             (42,023)      (1,028)     (19,558)       1,014      (61,595)
  Interest income                               15,119            -          328       (1,014)      14,433
  Other, net                                     1,565          (25)        (605)           -          935
  Equity in earnings of subsidiaries            (5,820)           -            -        5,820            -
                                             ---------    ---------    ---------    ---------    ---------
                                               (31,159)      (1,053)     (19,835)       5,820      (46,227)
                                             ---------    ---------    ---------    ---------    ---------
     Income (loss) before income tax
       expense                                 (22,246)          54       (4,996)       5,826      (21,362)
  Income tax expense                               869            -          884            -        1,753
                                             ---------    ---------    ---------    ---------    ---------

     Net income (loss)                       $ (23,115)   $      54    $  (5,880)   $   5,826    $ (23,115)
                                             =========    =========    =========    =========    =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED OCTOBER 31, 1999


                                             The Company
                                               Excluding                Doe Run
                                               Guarantor   Domestic    Cayman and                   The
                                             Subsidiaries Guarantors   Subsidiary  Eliminations   Company
                                             ------------ ----------   ----------  ------------   -------
Net sales                                    $ 337,091    $  25,700    $ 460,332    $ (22,849)   $ 800,274

Costs and expenses:
  Cost of sales                                275,621       21,687      394,035       (5,316)     686,027
  Depletion, depreciation and amortization      22,054        1,503        7,843            -       31,400
  Selling, general and administrative           16,045        1,405       31,082      (17,690)      30,842
  Exploration                                    3,919            -            -            -        3,919
                                             ---------    ---------    ---------    ---------    ---------
    Total costs and expenses                   317,639       24,595      432,960      (23,006)     752,188
                                             ---------    ---------    ---------    ---------    ---------

    Income from operations                      19,452        1,105       27,372          157       48,086

Other income (expense):
  Interest expense                             (40,586)      (1,101)     (18,631)         901      (59,417)
  Interest income                               15,020            -          636         (901)      14,755
  Other, net                                       (40)        (144)      (1,162)           -       (1,346)
  Equity in earnings of subsidiaries            11,983            -            -      (11,983)           -
                                             ---------    ---------    ---------    ---------    ---------
                                               (13,623)      (1,245)     (19,157)     (11,983)     (46,008)
                                             ---------    ---------    ---------    ---------    ---------
    Income (loss) before income tax
        expense (benefit)                        5,829         (140)       8,215      (11,826)       2,078
  Income tax expense (benefit)                   7,239            -       (3,751)           -        3,488
                                             ---------    ---------    ---------    ---------    ---------

    Net income (loss)                        $  (1,410)   $    (140)   $  11,966    $ (11,826)   $  (1,410)
                                             =========    =========    =========    =========    =========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED OCTOBER 31, 2001



                                                    The Company
                                                     Excluding                Doe Run
                                                     Guarantor    Domestic   Cayman and                 The
                                                    Subsidiaries Guarantors  Subsidiary Eliminations  Company
                                                    ------------ ----------  ---------- ------------  -------
Net cash provided by (used in) operating activities   $ (8,765)   $     55    $ 38,463    $  7,511    $ 37,264
Cash flows from investing activities:
  Purchases of property, plant and equipment           (12,720)          -     (11,817)          -     (24,537)
  Net proceeds from sales of assets                      4,999           -           -           -       4,999
  Investment in subsidiaries                             7,511           -           -      (7,511)          -
                                                      --------    --------    --------    --------    --------
    Net cash provided by (used in)
      investing activities                                (210)          -     (11,817)     (7,511)    (19,538)
Cash flows from financing activities:
  Proceeds from (payments on) revolving
    loans and short-term borrowings, net                12,484           -     (21,316)          -      (8,832)
  Payments on long-term debt                            (5,233)          -      (5,318)          -     (10,551)
  Payment of deferred financing costs                     (375)          -           -           -        (375)
  Due to/due from parent/subsdiaries                     2,099         (55)     (2,044)          -           -
                                                      --------    --------    --------    --------    --------
    Net cash provided by (used in)
      financing activities                               8,975         (55)    (28,678)          -     (19,758)
                                                      --------    --------    --------    --------    --------
    Net increase in cash                                     -           -      (2,032)          -      (2,032)

Cash at beginning of period                                  -           -       8,295           -       8,295
                                                      --------    --------    --------    --------    --------
Cash at end of period                                 $      -    $      -    $  6,263    $      -    $  6,263
                                                      ========    ========    ========    ========    ========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


(18) Guarantor Subsidiaries (Continued)

                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED OCTOBER 31, 2000



                                                    The Company
                                                     Excluding                Doe Run
                                                     Guarantor    Domestic   Cayman and                 The
                                                    Subsidiaries Guarantors  Subsidiary Eliminations  Company
                                                    ------------ ----------  ---------- ------------  -------
Net cash provided by (used in) operating activities   $ (8,487)   $  2,413    $  9,323    $  5,820    $  9,069
Cash flows from investing activities:
    Purchases of property, plant and equipment          (9,689)       (365)    (27,200)          -     (37,254)
    Investment in subsidiaries                           5,820           -           -      (5,820)          -
                                                      --------    --------    --------    --------    --------
      Net cash provided by
        investing activities                            (3,869)       (365)    (27,200)     (5,820)    (37,254)
Cash flows from financing activities:
    Proceeds from revolving loans
       and short-term borrowings, net                   13,077           -      18,704           -      31,781
    Payments on long-term debt                            (357)          -      (4,830)          -      (5,187)
    Due to/due from parent/subsdiaries                  (7,561)       (701)      8,262           -           -
                                                      --------    --------    --------    --------    --------
      Net cash provided by
         financing activities                            5,159        (701)     22,136           -      26,594
                                                      --------    --------    --------    --------    --------
      Net increase (decrease) in cash                   (7,197)      1,347       4,259           -      (1,591)

Cash at beginning of period                              7,197      (1,347)      4,036           -       9,886
                                                      --------    --------    --------    --------    --------
Cash at end of period                                 $      -    $      -    $  8,295    $      -    $  8,295
                                                      ========    ========    ========    ========    ========

                        THE DOE RUN RESOURCES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (DOLLARS IN THOUSANDS)

(18) Guarantor Subsidiaries (Continued)

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED OCTOBER 31, 1999

                                                    The Company
                                                     Excluding                Doe Run
                                                     Guarantor    Domestic   Cayman and                 The
                                                    Subsidiaries Guarantors  Subsidiary Eliminations  Company
                                                    ------------ ----------  ---------- ------------  -------
Net cash provided by (used in) operating activities   $ 27,678    $  1,175    $ 19,295    $(11,983)   $ 36,165
Cash flows from investing activities:
    Purchases of property, plant and equipment         (12,543)       (120)    (23,276)          -     (35,939)
    Payments for acquisitions                             (375)          -           -           -        (375)
    Investment in subsidiaries                         (11,983)          -           -      11,983           -
                                                      --------    --------    --------    --------    --------
      Net cash provided by (used in)
        investing activities                           (24,901)       (120)    (23,276)     11,983     (36,314)
Cash flows from financing activities:
    Payments on revolving loans
        and short-term borrowings, net                  (9,029)          -      (4,388)          -     (13,417)
    Proceeds from long-term debt                         5,665           -           -           -       5,665
    Payments on long-term debt                            (978)          -      (3,453)          -      (4,431)
    Proceeds from sale/leaseback transactions                -           -      17,923           -      17,923
    Payment of deferred financing costs                   (351)          -           -           -        (351)
    Due to/due from parent/subsdiaries                   9,113      (2,402)     (6,711)          -           -
                                                      --------    --------    --------    --------    --------
      Net cash provided by (used in)
         financing activities                            4,420      (2,402)      3,371           -       5,389
                                                      --------    --------    --------    --------    --------
      Net increase (decrease) in cash                    7,197      (1,347)       (610)          -       5,240

Cash at beginning of period                                  -           -       4,646           -       4,646
                                                      --------    --------    --------    --------    --------
Cash at end of period                                 $  7,197    $ (1,347)   $  4,036    $      -    $  9,886
                                                      ========    ========    ========    ========    ========

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Doe Run Peru S.R.L.:

We have audited the accompanying combined balance sheets of Doe Run Peru S.R.L. (a Peruvian Company) as of October 31, 2001 and 2000, and the related combined statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 2001. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Doe Run Peru S.R.L. as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the combined financial statements, the Company adopted FAS 133 beginning November 1, 2000. The adoption of FAS 133 resulted in a net transition loss of $1,125, net of income tax benefit of $480.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the combined financial statements, the Company faces liquidity issues that raise substantial doubt about its ability to continue as going concern. Management's plans in regards to these matters are also described in Note 20. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lima, Peru

December 5, 2001 except as to Note 20 which is as of April 15, 2002

Countersigned by:




----------------------------
Juan Jose Cordova (Partner)
Peruvian Public Accountant
Registration No 18869

                               DOE RUN PERU S.R.L.
                             COMBINED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        October 31,
                                                                                -------------------------
                                                                                    2001         2000
                                                                                ------------  -----------

                                   A S S E T S

Current assets:
   Cash                                                                            $  6,263      $  8,295
   Trade accounts receivable, net                                                    25,352        25,425
   Inventories                                                                       61,152        67,364
   Prepaid expenses and other current assets                                          8,547        33,243
   Net deferred tax assets                                                                -         2,592
                                                                                   --------      --------
            Total current assets                                                    101,314       136,919

Property, plant and equipment, net                                                  140,247       138,035
Net deferred tax assets                                                                   -         4,598
Other non current assets, net                                                           225         2,489
                                                                                   --------      --------
            Total assets                                                           $241,786      $282,041
                                                                                   ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings and current maturities
      of long-term debt                                                            $ 25,188      $ 14,428
   Accounts payable                                                                  28,170        33,033
   Due to related parties                                                             8,873        10,917
   Accrued liabilities                                                               21,793        21,637
                                                                                   --------      --------
            Total current liabilities                                                84,024        80,015

Long-term debt, less current maturities                                             130,968       167,503
Other non-current liabilities                                                         7,340         7,376
                                                                                   --------      --------
        Total liabilities                                                           222,332       254,894

Shareholders' equity:
   Capital stock, $ 0.01 par value, 15,912,083,739 shares in 2001, $ 0.3709           2,005         2,005
       par value, 729,548,157 shares in 2000
   Retained earnings                                                                 17,449        25,142
                                                                                   --------      --------
           Total shareholders' equity                                                19,454        27,147
                                                                                   --------      --------

         Total liabilities and shareholders' equity                                $241,786      $282,041
                                                                                   ========      ========

      The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
                        COMBINED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                              Year Ended October 31,
                                                                    ------------------------------------------
                                                                       2001             2000            1999
                                                                    -----------     -----------      ----------

Net sales                                                             $434,336        $487,648        $460,332

Costs and expenses:
   Costs of sales                                                      384,471         428,333         394,035
   Exploration and development                                               -           1,486               -
   Depreciation                                                         10,186           9,760           7,843
   Fees and commissions to related parties                               9,322          18,942          17,690
   Selling, general and administrative expenses                         11,375          14,288          13,392
   Unrealized gain on derivatives                                       (1,198)              -               -
                                                                      --------        --------        --------
           Total costs and expenses                                    414,156         472,809         432,960
                                                                      --------        --------        --------
           Income from operations                                       20,180          14,839          27,372
                                                                      --------        --------        --------
Other income (expense):
   Interest expense                                                    (17,998)        (19,558)        (18,631)
   Interest income                                                         656             328             636
   Exchange difference                                                    (412)           (281)         (2,529)
   Other, net                                                             (827)           (324)          1,367
                                                                      --------        --------        --------
                                                                       (18,581)        (19,835)        (19,157)
                                                                      --------        --------        --------
           Income (loss) before income tax expense (benefit)             1,599          (4,996)          8,215

Income tax expense (benefit)                                             8,167             884          (3,751)
                                                                      --------        --------        --------
      Income (loss) before cumulative effect of change
          in accounting principle                                       (6,568)         (5,880)         11,966

Cumulative effect of change in
   accounting principle, net of income tax benefit                      (1,125)              -               -
                                                                      --------        --------        --------
           Net income (loss)                                           $(7,693)        $(5,880)        $11,966
                                                                      ========        ========        ========


                  The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
             COMBINED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                Capital         Retained
                                                                 Stock          Earnings        Total
                                                                -------         --------      --------

Balance as of October 31, 1998                                    2,005         19,056         21,061

     Net income                                                       -         11,966         11,966
                                                                -------        -------        -------
Balance as of October 31, 1999                                    2,005         31,022         33,027

     Net loss                                                         -         (5,880)        (5,880)
                                                                -------        -------        -------
Balance as of October 31, 2000                                    2,005         25,142         27,147

     Net loss                                                         -         (7,693)        (7,693)
                                                                -------        -------        -------
Balance as of October 31, 2001                                  $ 2,005        $17,449        $19,454
                                                                =======        =======        =======



                  The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.
                        COMBINED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                             2001             2000             1999
                                                                           ---------       ----------        ---------
     Cash flows from operating activities:
        Net income (loss)                                                   $(7,693)        $ (5,880)         $11,966
        Cumulative effect of change in accounting principle                   1,605                -                -
        Adjustments to reconcile net income to net cash
           provided by operating activities:
           Deferred income taxes                                              7,190           (3,469)          (6,292)
           Depreciation                                                      10,186            9,760            7,843
           Amortization of deferred financing fees                              170              170              169
           Imputed interest                                                     113              239              415
           Unrealized gain on derivatives                                    (1,198)               -                -
           Increase (decrease) resulting from changes in:
              Trade accounts receivable                                          73           13,439           (7,929)
              Inventories                                                     6,212            3,758           13,927
              Prepaid expenses and other current assets                      25,315           (6,467)            (592)
              Trade accounts payable                                         (4,862)          (3,757)           6,038
              Accrued liabilities                                              (772)           2,544           (4,602)
              Other noncurrent assets and liabilities                         2,124           (1,014)          (1,648)
                                                                            -------          -------          -------
           Net cash provided by operating activities                         38,463            9,323           19,295
                                                                            -------          -------          -------
     Cash flows from investing activities:
        Purchases of plant, property and equipment                          (11,817)         (27,200)         (23,276)
                                                                            -------          -------          -------
           Net cash used in investing activities                            (11,817)         (27,200)         (23,276)
                                                                            -------          -------          -------
     Cash flows from financing activities:
        Proceeds from (payments on) revolving loans, net                    (12,000)          13,000           (8,000)
        Proceeds from (payments on) short-term borrowings, net               (9,316)           5,704            3,612
        Proceeds from sales and leaseback transactions                            -                -           17,923
        Payments on long term debt                                           (5,318)          (4,830)          (3,453)
        Due to related parties                                               (2,044)           8,262           (6,711)
                                                                            -------          -------          -------
           Net cash provided by (used in) financing activities              (28,678)          22,136            3,371
                                                                            -------          -------          -------
           Net increase (decrease) in cash                                   (2,032)           4,259             (610)

     Cash at beginning of year                                                8,295            4,036            4,646
                                                                            -------          -------          -------
     Cash at end of year                                                    $ 6,263          $ 8,295          $ 4,036
                                                                            =======          =======          =======

     Supplemental disclosure of cash flow information
               Cash paid during the period for:
                  Interest                                                  $17,754          $19,098          $18,048
                                                                            =======          =======          =======
                  Peruvian income tax                                       $   457          $ 1,651          $ 6,577
                                                                            =======          =======          =======

          The accompanying notes are an integral part of these combined financial statements.

                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       NATURE OF BUSINESS

         Doe Run Peru S.R.L. (Doe Run Peru or the Company) is a Peruvian company incorporated on September 8, 1997 and, since June 1, 2001, 99.9% owned by Doe Run Cayman Ltd. (Doe Run Cayman). Prior to May 31, 2001 Doe Run Peru was 99.9% owned by Doe Run Mining S.R.L. (Doe Run Mining), a subsidiary of Doe Run Cayman. See Note 2.

         Doe Run Peru is engaged in the smelting and refining of polymetallic concentrates, mainly copper, lead and zinc, which are sold primarily to customers located outside of Peru as refined metals.

2.       BUSINESS ACQUISITIONS

         Effective March 1, 1999, Doe Run Peru was merged with Empresa Minera Cobriza S.A. (Cobriza), an entity previously controlled by Doe Run Mining since the acquisition of substantially all of Cobriza's outstanding shares on August 31, 1998. The accompanying combined financial statements of the Company reflect the historical cost basis of assets and liabilities and the results of operations of Cobriza for the periods before the merger, during which Doe Run Peru and Cobriza were under common control. These financial statements have been prepared as if the merger occurred October 31, 1998.

         At the General Shareholders' Meetings held on May 14, 2001 by Doe Run Peru and Doe Run Mining, respectively, the merger by absorption of these two companies was approved, with Doe Run Peru the absorbing company and Doe Run Mining the absorbed company. This merger was effective as of June 1, 2001.

         On the day before the effective date of the merger Doe Run Mining's shareholders' equity transferred to Doe Run Peru, the absorbing company. As a result of the transfer of the shareholders' equity of Doe Run Mining to Doe Run Peru after the merger, and taking into account that Doe Run Mining was the majority shareholder of Doe Run Peru, several accounts were consolidated, such as the capital stock of Doe Run Peru and the investment account of Doe Run Mining, resulting in a decrease in the capital stock of Doe Run Peru from $271,435 to $2,005. The capital stock of Doe Run Peru is comprised of 15,912,083,739 shares with a par value of $ 0.01 each, less an adjustment of $157,115 resulting from a write up of fixed assets which is allowed for Peruvian GAAP but not under U.S. GAAP.

         For comparability purposes, the merger of Doe Run Mining and Doe Run Peru resulted in the following adjustments to amounts previously reported for Doe Run Peru:

                                                                 2000                1999
                                                                 ----                ----
                        Net Income
                             Previously Reported               $  9,163            $25,731
                             Adjustments (a)                    (15,043)           (13,765)
                                                               --------            -------
                             Reported Herein                   $ (5,880)           $11,966
                                                               ========            =======
                        Total Assets
                             Previously Reported               $319,646               n/a
                             Adjustments (b)                    (37,605)              n/a
                                                               --------
                             Reported Herein                   $282,041               n/a
                                                               ========
                        Total Liabilities
                             Previously Reported               $122,256               n/a
                             Adjustments (c)                    132,638               n/a
                                                               --------
                             Reported Herein                   $254,894               n/a
                                                               ========



                               DOE RUN PERU S.R.L.

                     NOTES TO COMBINED FINANCIAL STATEMENTS (Continued)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 2000                 1999
                                                                 ----                 ----
                        Total Shareholders' Equity
                             Previously Reported               $197,390               n/a
                             Adjustments (d)                   (170,243)              n/a
                                                               --------
                             Reported Herein                   $ 27,147               n/a
                                                               ========


                (a) Adjustment is primarily the result of additional interest expense of $14,666 and $14,835 in 2000 and 1999, respectively that was previously reported as an expense of Doe Run Mining.
                (b) Adjustment is primarily due to the elimination of an intercompany receivable balance with Doe Run Mining of $34,667.
                (c) Adjustment is primarily due to the addition of the $125,000 bank loan that was previously maintained on the books of Doe Run Mining, an increase of $3,887 in the balance due to related parties, and an increase of $2,055 in accrued liabilities reflecting the addition of accrued interest expense on the $125,000 bank loan previously maintained on the books of Doe Run Mining.
                (d) Adjustment is comprised of reductions of $269,430 in common stock and $42,047 in retained earning partially offset by the elimination of the deficit balances in additional paid in capital, due to parent, and accumulated other comprehensive income of $16,234, $104,090 and $20,910, respectively, reflecting the elimination of Doe Run Mining's investment in Doe Run Peru.

         The accompanying combined financial statements of the Company reflect the historical cost basis of assets and liabilities and the results of operations of Doe Run Mining for the periods before the merger, during which Doe Run Peru and Doe Run Mining were under common control of Doe Run Cayman. These financial statements have been prepared as if the merger occurred October 31, 1998. Prior to the merger Doe Run Mining's principal asset was its investment in Doe Run Peru and its principal liabilities were the bank loan, see Note 11, and intercompany loan due to Doe Run Peru.

3.       BASIS OF PRESENTATION

         The combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

         The combined financial statements include all the accounts of the Company and its subsidiaries, after eliminating intercompany balances and transactions, including gains and losses resulting from such transactions. The minority interest is not significant.

         USE OF ESTIMATES

         The preparation of combined financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

         RECLASSIFICATIONS

         Certain balances have been reclassified from their previous presentation in order to conform to their current presentation.

                               DOE RUN PERU S.R.L.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INVENTORIES

         Inventories are stated at the lower of cost or market. The cost of refined metals for sale, as well as metals and concentrates in process are determined under the last-in, first-out method (LIFO). Materials, supplies and spare parts are principally stated at average cost.

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

         Depreciation is calculated on a straight-line basis at the rates indicated in Note 9. Major additions and improvements to property, plant and equipment are capitalized, at cost, when they significantly increase the productive capacity or the life of the assets. Routine or unanticipated repair and maintenance expenditures, which do not extend the useful life or increase the productive capacity of the asset, are charged to operations as incurred. Major expenditures required to maintain the originally anticipated productive capacity and life of the assets are deferred and charged to operations over the period through the next anticipated maintenance date.

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

                               DOE RUN PERU S.R.L.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         REVENUE RECOGNITION

         Sales are recorded when title passes to the customer, which typically occurs at the time of shipment. Sales are recorded based on estimated weights, assays and prices using applicable customer agreements and hedge contracts. Revenues with respect to such sales are adjusted to reflect settlement when final weights, metal contents and prices are determined.

         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

         The Company adopted FAS 133 beginning November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of FAS 133 resulted in a net transition loss of $1,125, net of income tax benefit of $ 480.

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

                               DOE RUN PERU S.R.L.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         IMPACT OF ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

         Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

         The Company is required and plans to adopt the provisions of Statement No. 143 for the quarter ending January 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes both FASB Statements No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business.

         The Company is required and plans to adopt the provisions of Statement No. 144 for the quarter ending January 31, 2003. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

5.       REMEASUREMENT INTO U.S. DOLLARS

         The functional currency of Doe Run Peru is the U.S. dollar. Until December 31, 1999 the accounting records of Doe Run Peru and its subsidiary were kept in Peruvian nuevos soles and remeasured into

                               DOE RUN PERU S.R.L.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         U.S. dollars. Since January 1, 2000 the accounting records of Doe Run Peru have been kept in U.S. dollars due to a modification of the Contract of Guarantees and Measurement to Promote Investments described in Note 13 (b). This change did not have an effect on the financial position or results of operations of Doe Run Peru.

         The methodology utilized for the re-measurement of nuevos soles into U.S. dollars, as established by SFAS 52, is as follows:

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

6.       FOREIGN CURRENCY TRANSACTION AND EXCHANGE RISK EXPOSURE

         Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates. The exchange rates in effect were S/3.439, S/3.515 and S/3.489 per each $1 for assets at October 31, 2001, 2000 and 1999, respectively, and S/3.443, S/3.510 and S/3.493 per each $1 for liabilities at October 31, 2001, 2000 and 1999, respectively.

         Assets and liabilities denominated in Peruvian nuevos soles are as follows (in thousands):

                                                                                 OCTOBER 31,
                                                              -------------------------------------------
                                                                   2001            2000            1999
                                                                   ----            ----            ----
            Assets:
              Cash                                            S/.  12,105     S/.   1,917      S/.    739
              Prepaid expenses and other current assets             1,805           8,026          83,118
                                                                 --------         -------          ------
                                                                   13,910           9,943          83,857
                                                                 --------         -------          ------
            Liabilities:
              Accounts payable                                      4,250           1,110               -
              Accrued liabilities                                  32,360          32,340          48,110
                                                                 --------         -------          ------
                                                                   36,610          33,450          48,110
                                                                  -------         -------          ------
                     Net position                             S/. (22,700)    S/. (23,507      S/. 35,747
                                                                  =======         =======          ======

         Net foreign currency transaction losses relating to transactions denominated in Peruvian nuevos soles were $412, $281 and $2,529 for the years ended October 31, 2001, 2000 and 1999, respectively, which have been reflected in the combined statements of operations in other income (expense), net.

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



7.       INVENTORIES

         Inventories consist of the following:

                                                                                2001         2000
                                                                               -------      -------

       Refined metals for sale                                                 $ 1,775      $ 2,307
       Metals and concentrates in process                                       45,516       45,753
       Materials, supplies and spare parts                                      13,861       19,304
                                                                               -------      -------
                                                                               $61,152      $67,364
                                                                               =======      =======


         Materials, supplies and spare parts are stated net of reserves for obsolescence of $826, $250 and $0 at October 31, 2001, 2000 and 1999, respectively.

         The FIFO cost of inventories valued under the LIFO cost method were approximately $42,575 and $48,972 at October 31, 2001 and 2000, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $4,415 lower and $1,185 higher at October 31, 2001 and 2000, respectively.

         As a result of reducing certain inventory quantities valued on the LIFO basis, lower (higher) inventory costs prevailing in previous years were charged to cost of sales in 2001, 2000 and 1999. The Company calculates the effect of LIFO liquidations on net income based on the current cost method. The effect was an increase (decrease) in net income of $(35), $27 and $400 in 2001, 2000 and 1999, respectively.


8.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist of the following:

                                                                                   October 31,
                                                                               --------------------
                                                                                2001         2000
                                                                               -------      -------

       Credit on Peruvian value added tax                                      $4,443       $19,550
       Prepaid Peruvian income tax                                                  -         8,613
       Other                                                                    4,104         5,080
                                                                                -----       -------
                                                                               $8,547       $33,243
                                                                               ======       =======

         The value added tax (VAT) paid on purchases can be offset against the VAT resulting from local sales, Peruvian income tax and other taxes collected by the Peruvian Public Treasury. In addition, the Company may apply for a refund in the form of cash or negotiable credit Notes from the tax authorities.

         The credits on Peruvian value added tax outstanding as of October 31, 2001 and 2000 were collected subsequent to year-end.

                               DOE RUN PERU S.R.L.

                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         The Company received a refund of income tax prepayments from the Peruvian Government of approximately $ 12,700 on June 4, 2001. At the same time, the Company paid $ 2,700 for certain tax liabilities.


9.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment consists of the following:

                                                          Average Annual               October 31,
                                                           Depreciation       ----------------------------
                                                               Rate               2001             2000
                                                          --------------      ------------     -----------
       Cost:
          Land                                                   -               $  5,989        $ 5,989
          Buildings and improvements                         5% and 10%            22,672         20,224
          Machinery and equipment                                 6.67%            85,597         84,091
          Transportation units                                   33.33%             3,610          3,610
          Other equipment                                   10% and 20%            18,582         13,749
          Construction in progress                               -                 38,529         34,940
                                                                                 --------       --------
                                                                                  174,979        162,603
       Less accumulated depreciation                                               34,732         24,568
                                                                                 --------       --------
                                                                                 $140,247       $138,035
                                                                                 ========       ========


10.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                                 October 31,
                                                                         ---------------------------
                                                                            2001              2000
                                                                         ----------        ---------

           Salaries, wages and employee benefits                           $ 6,782          $ 7,787
           Accounts payable to contractors                                   4,199            4,554
           Taxes payable                                                     3,132            1,666
           Due to power company                                              2,116            2,089
           Other accrued liabilities                                         5,564            5,541
                                                                           -------          -------
                                                                           $21,793          $21,637
                                                                           =======          =======

                               DOE RUN PERU S.R.L.

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



11.      DEBT

         Long-term debt consists of the following:

                                                                                   October 31,
                                                                           --------------------------
                                                                              2001            2000
                                                                           ----------      ----------
         Revolving credit facility                                          $ 21,000        $ 33,000
         Bank Loan                                                           125,000         125,000
         Deferred purchase price obligation                                     -              1,382

         Sale and leaseback obligations                                        9,393          12,912
         Capital leases                                                          763             321
                                                                            --------        --------
                                                                             156,156         172,615
         Less current maturities                                              25,188           5,112
                                                                            --------        --------
                   Long-term debt, less current maturities                  $130,968        $167,503
                                                                            ========        ========

         The revolving credit facility with a Peruvian bank allows Doe Run Peru to borrow up to $40,000 and expires June 19, 2002. This revolving credit facility provides for advances by the lender to a maximum of $40,000 less outstanding letters of credit, guarantee letters and customs bonds and is based upon specific percentages of eligible receivables and inventories. In addition the lender provides a separate line of $ 12,000 for the issuance of certain classes of guarantee letters. The sum of the advances on both of these lines is limited to $42,000. The Company is currently in negotiations with its lender to extend the facility, but has not yet received any commitment.

         The facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 2.0% per annum. The facility is secured by accounts receivable and inventories. The average effective rate was 6.59% at October 31, 2001. An unused line fee of 0.375% per annum on the average unused portion of the line is payable quarterly, in arrears. Individual loans must be greater than $1,000. Actual availability was $9,692 at October 31, 2001.

         The bank loan with a commercial bank matures in a single installment on March 12, 2005. Interest on the principal amount of the loan is payable semi-annually on each March 12 and September 12, commencing on September 12, 1998. Interest on the outstanding principal amount of the loan accrues at a rate of 11.50% per annum through September 11, 2004 and at a rate of 11.25% from September 12, 2004 to March 11, 2005.

         The deferred purchase price obligation was payable to Empresa Minera del Centro del Peru S.A. (Centromin) for the assets of the Cobriza mine purchased in 1998. The last payment of three in the amount of $1,495 was paid August 31, 2001.

         In January 1999, Doe Run Peru finalized an agreement for the sale and leaseback of its oxygen plant at the La Oroya facility for $17,162. Doe Run Peru has an option to repurchase the oxygen plant at the end of the five-year lease term for $200. In April 1999, Doe Run Peru entered into a three-year sale and leaseback of computer equipment for $761. In January 2001 Doe Run Peru entered into a three-year leasing of an additional computer equipment and equipment maintenance for $ 746. These transactions have been accounted for as financing arrangements. The interest rates applicable under the oxygen plant, computer equipment and additional computer equipment leases are 12.35%, 8.50% and 6.81%, respectively.

                               DOE RUN PERU S.R.L.

                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         The aggregate estimated amounts of long-term debt maturing after October 31, 2001 are as follows:

                     Fiscal year ending October 31:
                      2002                                                           $ 25,188
                      2003                                                              4,410
                      2004                                                              1,558
                      2005                                                            125,000
                                                                                     --------
                                                                                     $156,156
                                                                                     ========

         The Doe Run Peru revolving credit facility contains certain covenants that set a net worth requirement, limit indebtedness and investments and restrict the payment of dividends in the event of default. An event of default could result in the termination of the revolving credit facility and/or the acceleration of all amounts due thereunder. The Company was in compliance with the covenants as of October 31, 2001.


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

                               DOE RUN PERU S.R.L.

                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  related to the improvements of the facilities [see Note 15(b)], and provides tax stability through December 31, 2022. The principal provisions are similar to those established in the Tax Stabilization Agreement, except that Doe Run Peru will utilize the tax statutes prevailing as of December 23, 1997.

         The provision for Peruvian income tax is comprised of the following for the years ended October 31, 2001, 2000 and 1999:

                                                                      Year Ended October 31,
                                                                  ------------------------------
                                                                    2001       2000        1999
                                                                  -------    -------     -------

                Current                                           $   496    $ 4,353     $ 2,541
                Deferred                                            7,671     (3,469)     (6,292)
                                                                  -------    -------     -------
                   Total income tax expense (benefit)             $ 8,167    $   884     $(3,751)
                                                                  =======    =======     =======

         Peruvian income tax expense (benefit) differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:

                                                                           Year Ended October 31,
                                                                     ---------------------------------
                                                                       2001         2000        1999
                                                                     --------     -------     --------

                 Income tax expense at statutory rate                $   480      $(1,499)    $  2,465
                 Increase (reduction) in income tax expense
                     Resulting from:
                        Change in valuation allowance                  4,256       (7,180)     (12,413)
                        Effect of converting Peruvian nuevos
                          Soles into U.S. dollars                    (1,037)        2,833        1,262
                        Non-deductible interest on long term
                           Debt                                        2,531        4,386        4,386
                        Other,  net                                    1,937        2,344          549
                                                                     -------      -------      -------
                                                                     $ 8,167      $   884      $(3,751)
                                                                     =======      =======      =======


         Current tax expense decreased as a result of the merger between Doe Run Mining and Doe Run Peru, offsetting taxable income of Doe Run Mining with losses of Doe Run Peru.

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                            October 31,
                                                                                     --------------------------
                                                                                        2001          2000
                                                                                     ------------  ------------
             Deferred tax assets:
                 Inventories                                                        $      148     $    1,959
                 Property, plant and equipment                                          20,313         27,275
                 Accrued liabilities                                                     1,017          1,348
                 Tax loss carryforwards                                                 20,623         12,315
                 Other noncurrent assets and liabilities                                 3,167          2,851
                                                                                     ------------  ------------
                                                                                        45,268         45,748
                 Less valuation allowance                                              (30,159)       (25,903)
                                                                                     ------------  ------------
                        Total deferred tax assets                                       15,109         19,845
                                                                                     ------------  ------------

             Deferred tax liabilities:
                 Inventories and other current assets                                        -           (628)
                 Property, plant and equipment                                         (15,109)       (12,027)
                                                                                     ------------  ------------
                        Total deferred tax liabilities                                 (15,109)       (12,655)
                                                                                     ------------  ------------

                        Net deferred tax assets                                      $       -     $    7,190
                                                                                     ============  ============


         The tax loss carryforwards in Peru are available for use for four years beginning with the first year the Company obtains taxable income against which it can take a credit.

         Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. Changes in the valuation allowance reflects a change in management's assessment regarding the future realization of deferred tax assets as a result of the current estimates of future earnings and liquidity.


14.      EMPLOYEE BENEFITS

         SEVERANCE INDEMNITIES

         Doe Run Peru is required to make semiannual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $2,946, $2,951 and $2,786 for the years ended October 31, 2001, 2000 and 1999, respectively.

         WORKERS' PROFIT SHARING

         In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments years ended October 31, 2001, 2000 and 1999, due to tax losses in those years.

         In addition, the Company recorded the deferred workers' profit sharing asset of $0 and $2,094 at October 31, 2001 and 2000, respectively, representing the amount the Company expects to recover through future reduction of workers' profit sharing payments.

15.      COMMITMENTS AND CONTINGENCIES

         INVESTMENT COMMITMENTS

         (a) According to the Contract described in Note 2, Doe Run Peru is obligated to expend $120,000 through October 23, 2002 to expand and modernize its operations, including certain expenditures to comply with environmental regulations within Peru, as discussed below. In the event that Doe Run Peru has not fulfilled its obligations under the investment commitment by the end of October 23, 2002, it will be obligated to pay a penalty to Centromin equal to 30% of any shortfall. Centromin has approved qualifying expenditures through October 31, 2001 totaling approximately $102,712. Although there can be no assurance, management anticipates that capital and other qualifying expenditures during 2002 will enable Doe Run Peru to meet its investment commitment. Management plans to fund these expenditures primarily from future operating cash flows.

         (b) According to the Contract of Guarantees and Measures to Promote Investments mentioned in Note 13(b), (as modified in April, 2001) Doe Run Peru has committed to performing certain economic expansion projects by December 31, 2006, in order to provide tax stability from January 1, 2007 through December 31, 2022. Doe Run Peru expects to spend $105,587 to expand and modernize its facilities, including environmental expenditures. To the extent the related investments are made before October 23, 2002, they can also be considered as part of the $120,000 investment discussed in the above paragraph. Through October 31, 2001, Doe Run Peru has invested approximately $37,357.

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

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

         o  New sulfuric acid plants
         o  Treatment plant for the copper refinery effluent
         o  Industrial waste water treatment plant for the smelter and refinery
         o  Improve Huanchan lead and copper slag deposits
         o  Build an arsenic trioxide deposit
         o  Management and disposal of lead and copper slag wastes
         o  Domestic waste water treatment and domestic waste disposal
         o  Monitoring station

         Through October 31, 2001, the Company had spent approximately $25,000 on projects under the La Oroya PAMA.

         Annual spending on a calendar year basis approved in the La Oroya PAMA as amended, most recently on January 25, 2002 are as follows:

                                                Estimated
                       Year                        Cost
                       ----                     ---------

                       2002                        5,750
                       2003                        9,350
                       2004                       12,800
                       2005                       53,500
                       2006                       67,700
                                                --------
                                                $149,100
                                                ========

         The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $174,000 for this period.

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

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

         The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, mine drainage, sewage and garbage by mid-2002. The Company has spent approximately $8,800 under the PAMA as of October 31, 2001. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. In April 2002, the MEM proposed a pending regulation extending the PAMA for all companies for an additional 18 months for work remaining under the PAMA. For companies still not in compliance at the end of this 18-month extension period, each company would have an additional six months to close the operation. In light of this pending regulation, Doe Run will be re-evaluating its options with the expectation that a decision will be made within the next six to twelve months regarding the future course of action to be taken.

         ZINC FERRITE DISPOSAL

         According to the Subscription Agreement governing the purchase of La Oroya, the Company was entitled to use the existing zinc ferrite disposal site until October 23, 2000. After this date, the Company could take ownership of this deposit or abandon it, create a new site, and remit to Centromin $7,200, the estimated cost of closure. On September 29, 2000, the Company decided to take ownership of this deposit. Therefore, it subscribed an agreement with Centromin for transferring to the Company the concessions (lands), including the zinc ferrite existing in the deposit. Pursuant to this contract, the transfer was effective as of October 22, 2000. The Company has accrued $7,200 for the closure costs and, although a plan for closure of the site has not been finalized, management believes that this reserve is adequate.

         LITIGATION

         All existing and pending litigation at the time of the acquisition of Metaloroya was retained by Centromin. The Company is from time to time, a party to litigation arising in normal course of its business. Management believes that none of these actions will have a material adverse effect on the financial position or results of operations of the Company.

         LETTERS OF CREDIT

         At October 31, 2001 the Company had outstanding customs bonds of $4,441 relating to concentrate and other purchases.

         SALES COMMITMENTS AND CONCENTRATION

         The Company has commitments to sell approximately 54%, 74%, 75%, 38% and 100% of its anticipated 2002 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru's three largest customers accounted for: 9%, 8% and 8%, respectively, of net sales in the year ended October 31, 2001, 10%, 10% and 7%, respectively, of net sales in the year ended October 31, 2000 and 8%, 8%, and 6%, respectively for the year ended October 31, 1999. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

16.      HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

         The unrealized gain reflected in the statement of operations relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

         The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of October 31, 2001 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

         The Company's open hedging positions as of October 31, 2001 were:
         (numbers not in thousands)

         SOLD/(PURCHASED) FUTURES CONTRACTS

                                                                   Fair market
         Metal            Quantity            Price range             value               Period
       --------       ----------------     ------------------     ------------        ---------------
       Copper                550 tons        $1,771.00/ton           $286,550             Nov 01
                            (564) tons       $1,775.27/ton          ($260,626)         Nov 01 - Dec 01
       Lead                4,134 tons         $439.98/ton             $31,706          Nov 01 - Dec 01
                          (3,858) tons        $429.97/ton             $10,137          Nov 01 - Dec 01
       Silver            960,022 oz            $5.18/oz            $1,283,350             Nov 01
                       (1,097,168) oz          $5.38/oz           ($1,678,663)            Nov 01

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         SOLD / (PURCHASED) CALL OPTION CONTRACTS


                                                                            Fair market
         Metal           Quantity                  Price range                 value            Period
       --------        ------------       -----------------------------     -----------     --------------
       Copper              1,990 tons     $1,440.00/ton - $1,632.93/ton        ($1,767)     Nov 01 -- Mar 02
                            (551) tons            $1,632.93/ton                   $171           Mar 02
       Silver          1,141,055 oz            $4.01/oz to $4.56/oz           ($67,018)     Dec 01 -- Mar 02
                        (482,754) oz                 $4.01/oz                  $26,075       Dec 01 - Jan 02
       Zinc                  551 tons              $798.00/ton                 ($1,590)      Nov 01 - Feb 02
       Gold               10,533 oz          $246.09/oz to $252.47/oz        ($117,294)      Dec 01 - Mar 02
                          (4,608) oz         $246.09/oz to $264.32/oz          $33,671           Dec 01

       SOLD / (PURCHASED) PUT OPTION CONTRACTS

                                                                              Fair market
        Metal            Quantity                  Price range                   value            PERIOD
       -------         ------------       -------------------------------     -----------     ---------------
       Copper             1,426 tons       $1,360.78/ton to $1,542.21/ton      ($380,376)     Nov 01 - Mar 02
                           (400) tons               $1,560.00/ton               $124,000          Nov 01
       Silver           482,754 oz              $3.82/oz to $3.92/oz            ($66,602)     Jan 02 - Mar 02
       Lead               1,543 tons                $439.98/ton                 ($29,076)     Nov 01 - Dec 01
       Gold               8,119 oz                   $236.97/oz                 ($17,588)         Mar 02

         At October 31, 2001, the Company had recorded an asset and a liability of $520 and $1,345 related to the fair market values of these instruments. To affect this balance, the Company recorded the transition adjustment discussed in Note 4 and a gain of $1,198, net of the effect of balances of deferred option premiums and options at fair market value previously recorded on the balance sheet.

         The Company's open hedging positions as of October 31, 2000 were:
         (numbers not in thousands)

         SOLD/(PURCHASED) FUTURES CONTRACTS

                                                                         Fair market
         Metal           Quantity                Price range                 value          Period
       --------       --------------     --------------------------      -----------    ---------------
       Copper            (5,096) tons    $0.8140/lb. to $0.9072/lb.       ($682,619)    Nov 00 - Mar 01
       Zinc              (4,795) tons    $0.4967/lb. to $0.5053/lb.        ($99,674)    Nov 00 - Dec 00
       Silver          (175,000) oz.       $5.59/oz. to $5.70/oz.         ($217,975)    Nov 00

         SOLD / (PURCHASED) CALL OPTION CONTRACTS

                                                                            Fair market
         Metal           Quantity                Price range                    value           Period
       --------       --------------       ----------------------------     ------------    ---------------
       Copper             8,848 tons        $0.8000/lb. to $0.9000 /lb.     ($1,100,385)    Nov 00 - Aug 01
       Zinc               1,102 tons         $0.5670/lb. to $0.5670/lb.         ($2,100)    Nov 00 - Mar 01
       Silver           150,000 oz.            $5.00/oz. to $5.10/oz.           ($4,200)    Nov 00 - Dec 00
       Gold               3,000 oz.          $285.00/oz. to $290.00/oz.         ($2,600)    Nov 00 - Dec 00

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         SOLD / (PURCHASED) PUT OPTION CONTRACTS

                                                                             Fair market
         Metal           Quantity                  Price range                   value          Period
       --------       --------------        ---------------------------      -----------   ---------------
       Copper             1,261 tons        $0.8200/lb. to $0.8845 /lb.       ($275,000)   Nov 00 - Feb 01
       Zinc               3,197 tons         $0.4876/lb. to $0.4990/lb.        ($80,600)   Nov 00 - Mar 01
       Silver           200,000 oz.            $4.70/oz. to $4.85/oz.          ($22,500)   Nov 00 - Dec 00
       Gold               3,000 oz.          $270.00/oz. to $280.00/oz.        ($33,700)   Nov 00 - Dec 00

         Sold put option contracts used by the Company to offset certain fixed price sales to customers did not meet the definition of a hedge, and the net mark to market adjustment prior to the adoption of FAS 133 related to these contracts was a loss of $242 for the year ended October 31, 2000. No net mark to market adjustments was required in the year ended October 31, 1999.


17.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 2001 and 2000, the fair values of the Company's financial instruments, except for the hedge positions described in Note 16, were not materially different from their carrying amounts.

18.      RELATED PARTY TRANSACTIONS

         The Company through Doe Run Mining and Doe Run Peru, has signed the following agreements with Doe Run Resources Corporation:


        (a) Doe Run Mining was a party to a Technical, Managerial and Professional Services Agreement, under which Doe Run Resources committed to provided the necessary resources for managerial, financial, communications, information technology and operating services. Doe Run Mining paid $5,512 in the years ended October 31, 2000 and 1999, respectively. The contract was terminated effective October 31, 2000.

              Doe Run Mining was a party to a Technical Assistance Agreement, under which Doe Run Resources committed to provide technological assistance and technology transfer. Doe Run Mining paid $ 357 in the years ended October 31, 2000 and 1999, respectively. In conformity with the addendum to the original contract signed on November 1, 2000. The contract was terminated effective October 31, 2000.

        (b) Doe Run Peru was a party to a Foreign Sales Agency and Hedging Services Agreement, under which Doe Run Resources agreed to perform marketing and selling of metallurgical products and trading and hedging services. The contract was terminated October 31, 2000 and replaced with an International Sales Agency Services Contract and a Hedging Services Contract. The commission was 3% of the foreign sales. The amounts expensed were $13,073 and $11,821 for the years ended October 31, 2000 and 1999, respectively.

              Pursuant to the terms and conditions included in the International Sales Agency Services Contract, Doe Run Resources agreed to perform marketing and sales services for Doe Run Peru. The term of this agreement is for two years after which it is automatically renewed on an annual

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


              basis unless either party gives notice of non-renewal. The commission is 2.25% of the sales revenue. Doe Run Peru paid $8,818 for the year ended October 31, 2001.

              Pursuant to the terms and conditions included in the Hedging Services Contract, Doe Run Resources agreed to perform trading and hedging services. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is $42 per month. Doe Run Peru paid $504 for the year ended October 31, 2001.

         In addition to the above described, the following balances relating to intercompany transactions were outstanding as of October 31, 2001 and 2000:

         (a) As a result of these transactions, the Company had a due to related parties of $ 8,873 and $10,917 at October 31, 2001 and 2000, respectively.

         (b) Sales of refined metals to Doe Run Resources were $0, $1,573 and $2,898 for the years ended October 31, 2001, 2000 and 1999, respectively. There were no balances outstanding relating to these sales as of October 31, 2001 and 2000, respectively.

         Doe Run Cayman and its wholly-owned subsidiary, Doe Run Peru have jointly and severally, fully, unconditionally guaranteed $200,000 11.25% senior Notes due 2005 and $55,000 floating interest rate senior Notes due 2003, issued by Doe Run Resources (collectively, the Unsecured Notes). Additionally, the above-referred companies together with their subsidiaries have jointly and severally, fully, unconditionally guaranteed $50,000 aggregate principal amount of 11.25% senior Secured Notes due 2005, issued by Doe Run Resources (the Secured Notes).

         The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 11.

         The Secured Notes and the Unsecured Notes contain certain covenants that limit the ability of Doe Run Peru and its subsidiary to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur lines, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run Resources and its subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets. The Company is in compliance with these covenants as of October 31, 2001.

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


19.      GEOGRAPHIC DATA

         The following is an analysis of net sales by country of destination:

                                                 2001              2000              1999
                                              ---------         ---------         ---------

       USA                                    $ 120,119         $ 154,911         $ 159,506
       Brazil                                    67,052            59,555            50,184
       Japan                                     55,848            67,918            29,183
       United Kingdom                            54,039            48,982            37,379
       Peru                                      46,892            56,126            68,333
       Switzerland                               22,711             6,310                 -
       Venezuela                                 14,387            11,752             8,366
       Chile                                     10,016             9,220             6,689
       Colombia                                  12,121            12,827             9,028
       Italy                                      9,627            10,372            10,713
       Mexico                                     7,262            11,441            13,411
       India                                      2,005             5,054            28,864
       Germany                                        -            12,491             8,951
       Other                                     17,225            25,827            34,025
                                              ---------         ---------         ---------
          Total sales                         $ 439,304         $ 492,786         $ 464,632

       Less:
          Sales expense, net                      4,968             5,138             4,300
                                              ---------         ---------         ---------
          Total net sales                     $ 434,336         $ 487,648         $ 460,332
                                              =========         =========         =========


20.      LIQUIDITY

         Deteriorating market conditions over the past four years, coupled with the Company's substantial debt service requirements, have severely reduced the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. In addition to a $23,720 reduction of tax receivables, the Company reduced inventories by $6,212.

         On March 12, 2002, Doe Run Peru, with the consent of its parent company, The Doe Run Resources Corporation, (Doe Run) did not pay $7,031 of interest due to Banco de Credito Overseas Limited (the Bank) under a Contract for a Loan in Foreign Currency. Failure to pay such interest was cured by instructing the Bank to offset the amount of such payment against the amount otherwise payable by the Bank to Doe Run under a Special Term Deposit Contract.

         Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), and the expiration of the grace period during which Doe Run could cure the non-payment, the Company, as a guarantor is in default of its covenants under the Notes indentures and its revolving credit facilities. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. Doe Run is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         On April 15, 2002, Doe Run announced that it had reached an agreement in principle with Renco and Regiment Capital Advisors, LLC (Regiment) for Renco and Regiment to provide Doe Run with significant capital for the purpose of restructuring its existing debt. Pursuant to the agreement in principle, Renco will purchase $20 million of Doe Run's preferred stock and Regiment, a significant holder of the Notes, will commit to lend Doe Run $35 million and will offer other holders of Notes the opportunity to participate in making such loan.

         Under the proposed restructuring transaction, Doe Run would make a cash tender offer for a portion of the Notes and an exchange offer for the balance of the Notes. The $55 million in proceeds of the Renco investment and the loan, together with borrowings under its revolving credit facility would be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer would significantly reduce Doe Run's future debt service and provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect Doe Run's trade creditors.

         The non-binding agreement in principle is subject to agreement on the terms of definitive documentation and the successful completion of the transactions is subject to several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the cash tender offer and/or the exchange offer and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities.

                               DOE RUN PERU S.R.L.

                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding the directors and executive officers of the Company:

NAME                                   AGE                        POSITION
-----                                  ---                        --------
  Ira Leon Rennert..................... 67  Chairman and sole Director of the Company,
                                            Doe Run Cayman and FPI
  Jeffrey L. Zelms..................... 57  Vice Chairman, President and Chief Executive
                                            Officer of the Company and President of Doe
                                            Run Cayman
  Marvin K. Kaiser..................... 60  Executive Vice President and Chief Financial
                                            and Administrative Officer of the Company,
                                            Vice President and Chief Financial Officer of
                                            FPI, Vice President of Doe Run Cayman and
                                            Finance Manager of Doe Run Peru
  Richard L. Amistadi.................. 57  Vice President Sales and Marketing of the Company
  Kenneth R. Buckley................... 63  Vice President of the Company and General Manager
                                            of Doe Run Peru and Cobriza
  Jerry L. Pyatt....................... 46  Vice President and Chief Operating Officer of the
                                            Company's U.S. Operations and President of FPI
  Juan Carlos Huyhua, Ph.D............. 49  Operations Manager of Doe Run Peru

         Ira Leon Rennert has been Chairman, Chief Executive Officer and deemed beneficial shareholder of the parent company, Renco (including predecessors), since Renco's first acquisition in 1975, Chairman and Director of the Company since April 1994, Chairman and Director of Doe Run Cayman since October 1997 and Chairman and Director of FPI since August 1996. Renco holds controlling interests in a number of mining and manufacturing concerns operating in businesses not competing with the Company including Renco Steel Holdings, Inc., WCI Steel, Inc., Renco Metals, Inc., AM General Corporation, for all of which he serves as Chairman of the Board of Directors. Mr. Rennert also serves as Chairman of the Board of Directors of Lodestar Holdings, Inc. in which he holds a controlling interest. Renco Metals, Inc. (effective August 2, 2001) and Lodestar Holdings, Inc. (effective April 27, 2001) and their respective subsidiaries are curently operating under Chapter 11 of the U.S. Bankruptcy Code.

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

         Marvin K. Kaiser has served as Executive Vice President and Chief Financial and Administrative Officer since September 2001, as Vice President and Chief Financial Officer of the Company and its predecessor since January 1994 and of FPI since April 1998, Vice President of Doe Run Cayman since October 1997 and Finance Manager of Doe Run Peru since October 1997. From June 1989 to December 1993, Mr. Kaiser was the Chief Financial Officer of AMAX Gold, Inc., a gold producing company. Mr. Kaiser is a Certified Public Accountant.

         Richard L. Amistadi has served as Vice President of Sales and Marketing of the Company and its predecessor since November 1986. Mr. Amistadi has over 30 years of experience in sales, marketing and product development of lead metal, lead alloys, zinc metal, lead, zinc and copper concentrates and associated by-products.

         Kenneth R. Buckley has served as Vice President of the Company since September 1996, General Manager of Doe Run Peru since October 1997 and General Manager of Cobriza since August 31, 1998. From January 1996 until September 1996, Mr. Buckley was Vice President of Smelting for the Company. Mr. Buckley served as General Manager of the Resource Recycling Division for the Company and its predecessor from September 1988 until January 1996. Mr. Buckley has over 35 years of experience in managing metal milling and smelting operations in five countries.

                               DOE RUN PERU S.R.L.

                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



         Jerry L. Pyatt has served as Vice President and Chief Operating Officer Of the Company's U.S. operations since September 2001. Prior to that time Mr. Pyatt served as Vice President Secondary Smelting of the Company, General Manager of the Company's Resource recycling Division and he has been President of FPI since October 1, 1998. Mr. Pyatt joined the Company in 1991 as a Metallurgical Engineer.

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


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning compensation of the named executive officers by the Company for services rendered to it in all capacities:

                           SUMMARY COMPENSATION TABLE

                                                                     ANNUAL                               AMOUNTS
                                                                 COMPENSATION(A)                          UNPAID AT
                                                   FISCAL      -------------------       ALL OTHER       OCTOBER 31,
      NAME AND POSITION                             YEAR       SALARY        BONUS    COMPENSATION(B)       2001
      -----------------                             ----       ------        -----    ---------------       ----

Ira Leon Rennert(c)                                 2001          --          --       $2,400,000         $1,600,000
   Chairman of the Board and sole Director          2000          --          --        2,400,000              --
                                                    1999          --          --        2,400,000              --
-------------------------------------------------------------------------------------------------------------------
Jeffrey L. Zelms                                    2001      $500,000        --           75,157              --
   Vice Chairman, President and Chief               2000       500,000     $200,000       121,463           200,000
    Executive Officer                               1999       253,821      400,000        68,401           400,000
-------------------------------------------------------------------------------------------------------------------
Marvin K. Kaiser                                    2001       244,375        --           25,344             --
    Executive Vice President and Chief              2000       240,000       40,000        41,796            40,000
    Chief Financial and Administrative Officer      1999       195,000       80,000        38,851            80,000
-------------------------------------------------------------------------------------------------------------------
Richard L. Amistadi                                 2001       213,000        --           22,996             --
    Vice President Sales and Marketing              2000       213,000       37,000        38,763            37,000
                                                    1999       187,500       75,000        37,517            75,000
-------------------------------------------------------------------------------------------------------------------
Kenneth R. Buckley                                  2001       200,000        --          150,221             --
    President - Doe Run Peru                        2000       200,000       93,333       124,762            93,333
                                                    1999       185,400      158,333       124,219           158,333
-------------------------------------------------------------------------------------------------------------------
Jerry L. Pyatt                                      2001       164,749        --           23,041             --
    Vice President and Chief Operating              2000       150,000       51,000        21,297            51,000
     Officer - U.S. Operations                      1999       121,665       60,000        13,451            60,000
-------------------------------------------------------------------------------------------------------------------


(a) Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus for any named executive officer.

(b) The amounts shown as "All Other Compensation" in the table for fiscal 2001 for each named executive officer, except Mr. Rennert, represent payments to Messrs. Zelms, Kaiser, Amistadi, Buckley and and Pyatt under the gainsharing and profit sharing plans of $42,715, $20,544, $18,196, $12,728 and $22,641, respectively, auto allowance of $11,236 for Mr. Zelms and $4,800 of for Messrs. Kaiser, Amistadi and Pyatt, $21,206 of life insurance premiums, tax services and medical expenses for Mr. Zelms and $137,493 of expatriate compensation for Mr. Buckley.

(c) Mr. Rennert receives no compensation directly from the Company. He is Chairman of the Board and the deemed beneficial shareholder of Renco which receives a management fee from the Company pursuant to the Management Consultant Agreement (as defined). The amount shown as all other compensation to Mr. Rennert are the management fees paid by the Company to Renco. See "Item 13. Certain Relationships and Related Transactions."

NET WORTH APPRECIATION AGREEMENTS

         Certain of the named executive officers (not including Mr. Rennert) and five other current and former employees of the Company are each parties to net worth appreciation agreements with the Company, pursuant to which, upon termination of each person's employment with the Company, he is entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person's employment, and at three month intervals thereafter. In addition, Mr. Buckley's agreement provides for a "Peru Credit" under which he is entitled to receive a fixed percentage of the cumulative net income of Doe Run Peru S.R.L. with provisions similar to those described above. Four other employees are parties to net worth appreciation agreements providing for a Peru Credit.

         The following table summarizes the net worth appreciation agreements now held by the named executive officers and the amounts earned thereunder.

                                                                                       ACCUMULATED
                                                                                          AS OF
                                                    NET WORTH                          OCTOBER 31,
                                                   PERCENTAGE          BASE DATE         2001 (A)
                                                   ----------          ---------       -----------

Jeffrey L. Zelms.................................      5.0%              4/7/94         $      -
Marvin K. Kaiser.................................      1.0               4/7/94                -
Richard L. Amistadi..............................      1.5               4/7/94                -
Kenneth R. Buckley...............................      0.5               4/7/94                -
Kenneth R. Buckley - Peru Credit.................      1.0             10/23/97          301,920

-----------

(a) Represents the gross aggregate amount that each participant is entitled to receive as of October 31, 2001 subject to the vesting terms of the applicable agreement.

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

                                                 PENSION PLAN TABLE

                                          Approximate Annual Retirement Benefits
                           -------------------------------------------------------------------------------
         Final Average      15 Years of    20 Years of    25 Years of    30 Years of    35 Years of
         Compensation         Service        Service        Service        Service        Service
         -------------     -------------  -------------  -------------  -------------  ------------

          $ 125,000          $ 28,125       $ 37,500       $  46,875      $ 56,250       $ 65,625
            150,000            33,750         45,000          56,250        67,500         78,750
            175,000            39,375         52,500          65,625        78,750         91,875
            200,000            45,000         60,000          75,000        90,000        105,000
            225,000            50,625         67,500          84,375       101,250        118,125
            250,000            56,250         75,000          93,750       112,500        131,250
            300,000            67,500         90,000         112,500       135,000        157,500
            400,000            90,000        120,000         150,000       180,000        210,000
            450,000           101,250        135,000         168,750       202,500        236,250
            500,000           112,500        150,000         187,500       225,000        262,500
            600,000           135,000        180,000         225,000       270,000        315,000
            700,000           157,500        210,000         262,500       315,000        367,500
            800,000           180,000        240,000         300,000       360,000        420,000
            900,000           202,500        270,000         337,500       405,000        472,500
          1,000,000           225,000        300,000         375,000       450,000        525,000

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

         As of December 31, 2001, the following officers had completed the number of years of service indicated opposite their names: Jeffrey L. Zelms, 33 years; Marvin K. Kaiser, 8 years; Richard L. Amistadi, 33 years; Kenneth R. Buckley, 24 years. Covered compensation under the Plan for the year ended October 31, 2001 did not differ by more than 10% from the compensation disclosed in the Summary Compensation Table.


EMPLOYMENT AGREEMENTS

         The named executive officers are parties to employment agreements with the Company which expire October 31, 2002, except for Mr. Buckley's, which expires December 31, 2002. The agreements are automatically renewable for additional one-year terms, unless either party gives written notice at least three months of the respective renewal dates. Pursuant to the terms of these agreements compensation is composed of: 1) a base annual salary, 2) certain year-end bonuses and 3) such additional amounts, if any, as the sole Director may determine from time to time in his discretion.

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

                                                                                          NUMBER OF
NAME                                                                                        SHARES    PERCENT
----                                                                                        ------    -------
The Renco Group, Inc.(a)(b)............................................................     1,000      100.0%
DR Acquisition Corp.(a)................................................................     1,000      100.0
Ira Leon Rennert(a)(c).................................................................     1,000      100.0
Jeffrey L. Zelms.......................................................................        --         --
Marvin K. Kaiser.......................................................................        --         --
Richard L. Amistadi....................................................................        --         --
Kenneth R. Buckley.....................................................................        --         --
All directors and executive officers of the Company as a group (7 persons).............     1,000      100.0

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Under a management consultant agreement, dated as of April 7, 1994, as amended (Management Consultant Agreement), between Renco and the Company, the Company pays an annual fee of $2.4 million to Renco. The Management Consultant Agreement provides that the Company shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2003 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. Management believes that the agreement will continue beyond October 31, 2003. In the year ended October 31, 2001, the Company recorded expense of $2.4 million pursuant to the management consultant agreement and paid $0.8 million to Renco.. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

         To obtain the advantages of volume, Renco purchases certain insurance coverages for its subsidiaries, including the Company, and the cost of such insurance, without markup, is reimbursed by the covered subsidiaries. Currently, the major areas of insurance coverage obtained under the Renco programs for the Company's U.S. operations are property, business interruption and fidelity and for its Peruvian operations foreign general liability and fidelity. The premiums for property, business interruption, fidelity and foreign general liability (as applicable) are allocated by Renco to its covered subsidiaries, substantially as indicated in the underlying policies. Renco also purchases and administers certain insurance policies exclusively for the Company's U.S. operations, including fiduciary, general and product liability, workers' compensation, political risk, automobile liability, and casualty umbrella, and for its Peruvian operations, including property, business interruption, general and product liability, automobile liability, hospital liability and casualty umbrella. The cost of such insurance, without markup, is reimbursed by the Company as incurred. The total insurance cost reimbursed under the Renco insurance programs in fiscal 2001 was approximately $5.3 million, of which Doe Run financed $.9 million directly with insurance premium finance companies.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  Documents filed as part of this Form 10-K:

         1.  FINANCIAL STATEMENTS (included in Part II, Item 8):

                                                                                                         Page #
                                                                                                         ------
             a) The Doe Run Resources Corporation
                 Independent Auditors' Report                                                               31
                 Consolidated Balance Sheets - October 31, 2001 and 2000                                    32
                 Consolidated  Statements of  Operations - Years ended October 31, 2001,  2000
                    and 1999                                                                                33
                 Consolidated  Statements of Comprehensive  Income and Shareholder's  Equity -
                    Years ended October 31, 2001, 2000 and 1999                                             34
                 Consolidated  Statements of Cash Flows - Years ended  October 31, 2001,  2000
                    and 1999                                                                                35
                 Notes to Consolidated Financial Statements                                              36-72

             b) Doe Run Peru S.R.L
                 Independent Auditors' Report                                                               73
                 Balance Sheets - October 31, 2001 and 2000                                                 74
                 Combined  Statements of  Operations - Years ended October 31, 2001,  2000 and
                    1999                                                                                    75
                 Combined Statements of Changes in Shareholders'  Equity - Years ended October
                    31, 2001, 2000 and 1999                                                                 76
                 Combined  Statements of Cash Flows - Years ended  October 31, 2001,  2000 and
                    1999                                                                                    77
                 Notes to Combined Financial Statements                                                  78-98



         2.  FINANCIAL STATEMENT SCHEDULES  (included in Part IV):

             Schedule II     Valuation and Qualifying Accounts                                             106


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



                                                                     SCHEDULE II

                        THE DOE RUN RESOURCES CORPORATION

                        Valuation and Qualifying Accounts

                   Years ended October 31, 2001, 2000 and 1999

                              (dollars in thousands)

                                                                              Additions     Deductions -
                                                                Balance at   charged to      write-offs
                                                                 beginning    costs and        against       Balance at
                                                                  of year     expenses        allowance      end of year
                                                                -----------  -----------    -------------    -----------
Year ended October 31, 2001:
  Applied against asset accounts:
       Allowance for doubtful accounts                           $     143        541              -              684
       Allowance for inventory obsolescence                      $   4,472      1,724            712            5,484
Year ended October 31, 2000:
  Applied against asset accounts:
       Allowance for doubtful accounts                           $     675         16            548              143
       Allowance for inventory obsolescence                      $   4,300        437            265            4,472
Year ended October 31, 1999:
  Applied against asset accounts:
       Allowance for doubtful accounts                           $     876        103            304              675
       Allowance for inventory obsolescence                      $   4,559         66            325            4,300


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


                                           THE DOE RUN RESOURCES CORPORATION
                                           (Registrant)


                                      By:         /s/ Jeffrey L. Zelms
                                           -------------------------------------
                                                    Jeffrey L. Zelms
                                                Vice Chairman, President and
                                                  Chief Executive Officer

                                                      May 16, 2002
                                           -------------------------------------
                                                         (Date)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Ira Leon Rennert
     Chairman of the Board and Director                             /s/ Ira Leon Rennert              May 16, 2002
                                                              -----------------------------------    --------------------
                                                                         Signature                         Date

     Jeffrey L. Zelms
     Vice Chairman, President and Chief Executive Officer
     (principal executive officer)                                  /s/ Jeffrey L. Zelms              May 16, 2002
                                                              -----------------------------------    --------------------
                                                                         Signature                         Date


     Marvin K. Kaiser
     Executive Vice President and Chief Financial and
     Administrative Officer
     (principal financial and accounting officer)                   /s/ Marvin K. Kaiser              May 16, 2002
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

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                               DESCRIPTION
   ---                               -----------
       3.1     Certificate of Incorporation of Doe Run.(1)
       3.2     Amended and Restated By-laws of Doe Run.(1)
       3.3     Certificate of Incorporation of FPI.(1)
       3.4     Bylaws of FPI.(1)
       3.5     Certificate of Incorporation of Doe Run Cayman.(1)
       3.6     Memorandum and Articles of Association of Doe Run Cayman.(1)
       3.7     Constitucion de Sociedad Comercial de Responsibilidad Limitada de
               Doe Run Mining (with English translation).(1)
       3.8     Constitucion de Sociedad Comercial de Responsibilidad Limitada de
               Doe Run Peru (with English translation).(1)
     3.9.1     Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
               Air (with English translation).(3)
     3.9.2     Constitucion Simultanea de Sociedad Anonima Cerrada de Doe Run
               Development (with English translation).(3)
     3.9.3     Modificacion Total de Estatuto Social, Designacion de membros de
               Directorio, Nombramiento de Gerente General, Nombriento de
               Apoderados Especiales y Otorgamiento de Poderes Especiales de
               Cobriza (with English translation).(3)
      3.10     Certificate of Formation of DRLH.(3)
      3.11     Limited Liability Company Agreement of DRLH.(3)
     4.1.1     Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run Peru, as
               guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 1/4% Senior Notes due 2005, Series A, Floating
               Interest Rate Senior Notes due 2003, Series A, 11 1/4% Senior
               Notes due 2005, Series B and Floating Interest Rate Senior Notes
               due 2003, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(1)
     4.1.2     First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
               Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as
               guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(2)
     4.1.3     Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
               Mining, Doe Run Peru, Doe Run Air, Doe Run Development and
               Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(3)
     4.1.4     Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
               Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza
               and DR Land Holdings, LLC ("DRLH"), as guarantors, and State
               Street Bank and Trust Company, as trustee, supplementing the
               Indenture, dated as of March 12, 1998.(3)
     4.2.1     Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe
               Run Air and Doe Run Development, as guarantors, and State Street
               Bank and Trust Company, as trustee, relating to the 11 1/4% Senior
               Secured Notes due 2005, Series A and 11 1/4% Senior Secured Notes
               due 2005, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(2)
     4.2.2     First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
               Mining, Doe Run Peru, Doe Run Air, Doe Run Development and
               Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998.(3)
     4.2.3     Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run
               Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza
               and DRLH, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)
     4.2.4     Pledge Agreement, dated as of January 15, 1999, by Doe Run to
               State Street Bank and Trust Company.(3)
       4.4     Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe Run
               Peru, Doe Run Air, Doe Run Development and Jefferies & Company,
               Inc., relating to the 11 1/4% Senior Secured Notes due 2005.(2)
    10.1.1     Employment Agreement, dated as of April 7, 1994, between The Doe
               Run Resources Corporation and Jeffrey


               L. Zelms.(1)
    10.1.2     Employment Agreement, dated as of April 7, 1994, between The Doe
               Run Resources Corporation and Marvin K. Kaiser.(1)
    10.1.3     Employment Agreement, dated as of April 7, 1994, between The Doe
               Run Resources Corporation and Richard L. Amistadi.(1)
    10.1.4     Employment Agreement, dated as of April 7, 1994, between The Doe
               Run Resources Corporation and John E. FitzSimmons.(6)
    10.1.5     Employment Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Kenneth R. Buckley.(1)
    10.2.1     Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Jeffrey L. Zelms.(1)
    10.2.2     Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Marvin K. Kaiser.(1)
    10.2.3     Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Richard L. Amistadi.(1)
    10.2.4     Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and John E. FitzSimmons.(6)
    10.2.5     Net Worth Appreciation Agreement, dated as of January 15, 1999, as amended, between The Doe Run Resources Corporation and Kenneth R. Buckley.(6)
    10.2.6     Form of second amendment to net worth appreciation agreements dated January 15, 1999 (Amendments to Exhibits 10.1.1-10.1.4).(6)
      10.3     The Doe Run Resources Corporation Supplemental Employee Retirement Plan.(1)
      10.4     The Doe Run Company Executive Tax Services Plan.(1)
    10.5.1     Loan and Security Agreement, dated March 12, 1998, by and among
               Doe Run, FPI and Congress Financial Corporation.(1)
    10.5.2     Amendment No. 1 to Loan and Security Agreement, dated September 1,
               1998, among Doe Run, FPI and Congress Financial Corporation.(2)
    10.5.3     Amendment No. 2 to Loan and Security Agreement, dated January 13,
               1999, by and among Doe Run, FPI and Congress Financial Corporation. (3)
    10.5.4     Guarantee, dated January 13, 1999, between DRLH and Congress
               Financial Corporation.(3)
    10.5.5     Amendment No. 3 to Loan and Security Agreement dated February 1,
               1999 by and among the Doe Run Resources Corporation, Fabricated
               Products, Inc. and Congress Financial Corporation.(4) Ex. 10.1
    10.5.6     Amendment No. 4 to Loan and Security Agreement dated June 11,
               1999 by and among the Doe Run Resources Corporation, Fabricated
               Products, Inc. and Congress Financial Corporation.(5) Ex 10.3
    10.5.7     Amendment No. 5 to Loan and Security Agreement dated January 26,
               2001 by and among the Doe Run Resources Corporation, Fabricated
               Products, Inc. and Congress Financial Corporation.(8)
    10.5.8     Amendment No. 6 to Loan and Security Agreement dated January 26,
               2002 by and among the Doe Run Resources Corporation, Fabricated
               Products, Inc. and Congress Financial Corporation.(9)
    10.5.9     Cash Collateral Pledge Agreement dated January 26, 2002 by and between the The Renco Group and Congress Financial Corporation.(9)
   10.5.10     Limited Guarantee dated January 26, 2002 by and between The Renco
               Group and Congress Financial Corporation.(9)
      10.6     Contrato de Transferencia de Acciones, Aumento del Capital Social
               y Suscripcion de Acciones de La Empresa Metalurgica La Oroya S.A.
               (Contract of Stock Transfer, Capital Increase and Stock
               Subscription) (with English translation).(1)
      10.7     Programa de Adecuacion y Manejo Ambiental (Environmental Remedy
               and Management Program) (with English translation).(1)
    10.8.1     Convenio de Estabilidad Juridica Entre el Estado y La Empresa
               Metalurgica La Oroya S.A. (Legal Stability Agreement between the
               State and Empresa Metalurgica La Oroya S.A.) (with English translation).(1)
    10.8.2     Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
               (Legal Stability Agreement with Doe Run MiningCommission for
               Foreign Investments and Technologies) (with English translation).(1)
    10.8.3     Convenio de Estabilidad Juridica con Doe Run Mining S.R. Ltda.
               (Legal Stability Agreement with Doe Run MiningMinistry of Energy and Mines) (with English translation).(1)
    10.8.4     Convenio de Estabilidad Juridica con Doe Run Peru S.R. Ltda.
               (Legal Stability Agreement with Doe Run PeruMinister of Energy and Mines) (with English translation).(1)
    10.8.5     Convenio de Estabilidad Juridica con Doe Run



               Peru S.R. Ltda. (Legal Stability Agreement with Doe Run PeruVice
               Minister of Mines) (with English translation).(1)
    10.8.6     Convenio de Estabilidad Juridica con Doe Run Cayman Ltd. (Legal
               Stability Agreement with Doe Run CaymanCommission for Foreign
               Investments and Technologies) (with English translation).(1)
    10.8.7     Remite Contrato de Estabilidad Administrativa Ambiental
               (Environmental Stability Agreement) (with English translation).(1)
    10.9.1     Contrato de Linea de Credito en Moneda Extranjero (Contract for a
               Line of Credit in Foreign Currency), dated June 11, 1998, between
               Banco de Credito del Peru and Doe Run Peru (with English translation).(1)
    10.9.2     Modificacion al Contrato de Linea de Credito en Moneda Extranjera
               y al Contrato de Afectacion en Garantia de Pagos y/o Cobranzas y
               de Cuentas Cobranza (amendment to the Contract for Line of Credit in Foreign Currency and Collection Account Agreement, dated as of
               October 6, 1998, between Banco de Credito del Peru and Doe Run
               Peru S.R.L. (English translation to be filed by amendment).(3)
    10.9.3     Amendments to Contract for a Line of Credit in Foreign Currency,
               dated June 11, 1998 (with English translation).(7) Ex. 10.1.1
     10.10     Contrato de Afectacion en Garantia de Pagos y/o Cobranzas y de
               Cuentas Cobranza (Collection Account Agreement), dated June 11,
               1998, between Banco de Credito del Peru and Doe Run Peru (with
               English translation).(1)
     10.11     Contrato de Prenda de Minerales (Ore Collateral Agreement), dated
               June 11, 1998, between Banco de Credito del Peru and Doe Run Peru
               (with English translation).(1)
     10.12     Security Agreement, dated as of September 1, 1998, by Doe Run in favor of State Street Bank and Trust Company, as trustee and collateral agent.(2)
     10.13     Intercreditor Agreement, dated as of September 1, 1998, between
               State Street Bank and Trust Company, as note trustee, and
               Congress Financial Corporation, as lender.(2)
     10.14     Management Consulting Agreement, dated as of April 17, 1994, as amended, between The Renco Group, Inc. and The Doe Run Resources
               Corporation.(3)
     10.15     Financial leasing dated January 20, 1999 entered into by and between Credito Leasing S.A. and Banco de Credito del Peru as
               party of the first part and Doe Run Peru S.R.L. as party of the second part (English).(5) Ex. 10.1
     10.16     Unconditional Guarantee dated June 11,1999 by and among the Doe
               Run Resources Corporation, Boeing Capital Corporation and First
               Security Bank, N.A.(5) Ex 10.2.1
     10.17     Promissory Note dated July 6, 1999 by and among Boeing Capital
               Corporation and First Security Bank, N.A.(5) Ex 10.2.2
     10.18     Loan and Security Agreement dated June 11, 1999 by and among
               Boeing Capital Corporation and First Security Bank, N.A.(5) Ex 10.2.3
        21     List of Subsidiaries of Registrant.(3)

----------------------------
(1) Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended, (File No. 333-52285) originally filed May 11, 1998

(2) Incorporated by reference to Form 8-K (File No. 333-52285) filed September 16, 1998.

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

(8) Incorporated by reference to the exhibit number in Form 10K filed January 29, 2001.

(9)    Filed with this Form 10K.