Form 10-Q
period 2002-01-31
DOE RUN RESOURCES CORP
filed 2002-05-16
CIK 1061112

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended JANUARY 31, 2002

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

Number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 2001:
COMMON STOCK, $.10 PAR VALUE                                  1,000 SHARES

                        THE DOE RUN RESOURCES CORPORATION
                               INDEX TO FORM 10-Q

                                                                    PAGE NO.
                                                                    --------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
  January 31, 2002 and October 31, 2001                               3
Condensed Consolidated Statements of Operations
  three months ended January 31, 2002 and 2001                        4
Consolidated Statements of Comprehensive Income
  three months ended January 31, 2002 and 2001                        5
Condensed Consolidated Statements of Cash Flows
  three months ended January 31, 2002 and 2001                        6
Notes to Consolidated Financial Statements                          7-23

                             DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets
  January 31, 2002 and October 31, 2001                              24
Condensed Consolidated Statements of Operations
  three months ended January 31, 2002 and 2001                       25
Condensed Consolidated Statements of Cash Flows
  three months ended January 31, 2002 and 2001                       26
Notes to Condensed Consolidated Financial Statements                27-29

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     30-42

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK                                                        42

PART II.  OTHER INFORMATION.
ITEM 1.  LEGAL PROCEEDINGS                                           42

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                           42

SIGNATURES                                                           43

                       THE DOE RUN RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       JANUARY 31,          OCTOBER 31,
                                                                                          2002                  2001
                                                                                    ------------------  -----------------
                                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
   Cash                                                                             $           5,976   $          6,263
   Trade accounts receivable, net of allowance for doubtful accounts                           59,995             73,006
   Inventories                                                                                125,903            107,404
   Prepaid expenses and other current assets                                                   27,590             19,331
                                                                                    ------------------  -----------------
     Total current assets                                                                     219,464            206,004
   Property, plant and equipment, net                                                         261,371            264,300
   Special term deposit                                                                       125,000            125,000
   Other noncurrent assets, net                                                                 6,416              7,811
                                                                                    ------------------  -----------------
     Total assets                                                                   $         612,251   $        603,115
                                                                                    ==================  =================

                      LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
   Short-term borrowings and current maturities of long-term debt                   $          66,295   $         62,611
   Accounts payable                                                                            61,274             52,037
   Accrued liabilities                                                                         60,285             58,329
                                                                                    ------------------  -----------------
     Total current liabilities                                                                187,854            172,977

Long-term debt, less current maturities                                                       432,502            433,370
Other noncurrent liabilities                                                                   62,387             62,569
                                                                                    ------------------  -----------------
     Total liabilities                                                                        682,743            668,916

Shareholder's deficit:

   Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding                  --                 --
   Additional paid-in capital                                                                   5,238              5,238
   Accumulated deficit                                                                        (62,417)           (57,726)
   Accumulated other comprehensive losses                                                     (13,313)           (13,313)
                                                                                    ------------------  -----------------
     Total shareholder's deficit                                                              (70,492)           (65,801)
                                                                                    ------------------  -----------------
     Total liabilities and shareholder's deficit                                    $         612,251   $        603,115
                                                                                    ==================  =================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      JANUARY 31,
                                                                                    ------------------------------------------------
                                                                                             2002                     2001
                                                                                    -----------------------  -----------------------
Net sales                                                                           $              156,536   $              187,225

Costs and expenses:
   Cost of sales                                                                                   137,481                  172,538
   Depletion, depreciation and amortization                                                          7,502                    7,521
   Selling, general and administrative                                                               6,253                    7,715
   Exploration                                                                                         199                      417
   Unrealized gain on derivative financial instruments                                              (1,386)                     (56)
                                                                                    -----------------------  -----------------------
     Total costs and expenses                                                                      150,049                  188,135
                                                                                    -----------------------  -----------------------

     Income from operations                                                                          6,487                     (910)

Other income (expense):
   Interest expense                                                                                (13,970)                 (16,059)
   Interest income                                                                                   3,539                    3,594
   Other, net                                                                                         (208)                     336
                                                                                    -----------------------  -----------------------
                                                                                                   (10,639)                 (12,129)
                                                                                    -----------------------  -----------------------

     Loss before income tax expense                                                                 (4,152)                 (13,039)

Income tax expense                                                                                     539                      417
                                                                                    -----------------------  -----------------------
     Loss before cumulative effect of change in accounting principle                                (4,691)                 (13,456)

     Cumulative effect of change in accounting principle, net of income tax
        benefit                                                                                         --                   (3,774)
                                                                                    -----------------------  -----------------------

          Net loss                                                                  $               (4,691)  $              (17,230)
                                                                                    =======================  =======================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      JANUARY 31,
                                                                                             2002                     2001
                                                                                    -----------------------  -----------------------
Net loss                                                                            $               (4,691)  $              (17,230)
Unrealized gain on derivative financial instruments, net                                                --                      590
                                                                                    -----------------------  -----------------------
   Comprehensive loss                                                               $               (4,691)  $              (16,640)
                                                                                    =======================  =======================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                       THE DOE RUN RESOURCES CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      JANUARY 31,
                                                                                    ------------------------------------------------
                                                                                             2002                     2001
                                                                                    -----------------------  -----------------------
Cash flows from operating activities:
   Net loss                                                                         $               (4,691)  $              (17,230)
   Cumulative effect of change in accounting principle                                                  --                    4,254
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation, depletion and amortization                                                        7,502                    7,521
     Imputed interest and amortization of deferred financing costs                                     896                      944
     Unrealized gain on derivative financial instruments                                            (1,386)                     (56)
     Deferred income taxes                                                                             539                     (697)
     Increase/(decrease) resulting from other changes in assets and liabilities:                      (922)                   1,533
                                                                                    -----------------------  -----------------------

          Net cash provided by (used in) operating activities                                        1,938                   (3,731)

Cash flows from investing activities:

   Purchases of property, plant and equipment                                                       (4,745)                  (6,792)
   Net proceeds from sales of assets                                                                    25                       --
                                                                                    -----------------------  -----------------------
     Net cash used in investing activities                                                          (4,720)                  (6,792)

Cash flows from financing activities:
   Proceeds from revolving loans and short term borrowings, net                                      3,688                    8,465
   Payments on long-term debt                                                                       (1,093)                    (987)
   Payment of deferred financing costs                                                                (100)                    (375)
                                                                                    -----------------------  -----------------------
     Net cash provided by financing activities                                                       2,495                    7,103
                                                                                    -----------------------  -----------------------
     Net decrease in cash                                                                             (287)                  (3,420)

Cash at beginning of period                                                                          6,263                    8,295
                                                                                    -----------------------  -----------------------
Cash at end of period                                                               $                5,976   $                4,875
                                                                                    =======================  =======================

Supplemental disclosure of cash flow information - Cash paid during the period for:
     Interest, net of capitalized interest                                          $                  862   $                2,625
                                                                                    =======================  =======================
     Income taxes                                                                   $                    6   $                  278
                                                                                    =======================  =======================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               UNAUDITED INTERIM FINANCIAL STATEMENTS

       These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2002 and results of operations for the three months ended January 31, 2002 and 2001. Interim periods are not necessarily indicative of results to be expected for the year.

               RECLASSIFICATIONS

       Certain prior year balances have been reclassified in order to conform to current presentation.

(2)    CHANGE IN ACCOUNTING PRINCIPLE

       Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued by the Financial Accounting Standards Board in June 1998, and amended by Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133, issued in June 2000 (collectively, FAS 133). Under FAS 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure changes in fair values, the gain
       (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure changes in cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

       The Company adopted FAS 133 as of November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of FAS 133 resulted in a net transition loss of $3,774, net of income tax benefit of $480, and a gain recorded in other comprehensive income of $70.

(3)    INVENTORIES

       Inventories consist of the following:

                                                                JANUARY 31,   OCTOBER 31,
                                                                   2002          2001
                                                             --------------  -------------
       Finished metals and concentrates                      $       27,104  $      15,887
       Metals and concentrates in process                            56,778         50,988
       Materials, supplies and repair parts                          42,021         40,529
                                                             --------------  -------------
                                                             $      125,903  $     107,404
                                                             ==============  =============

       Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,666 and $5,484 at January 31, 2002 and October 31, 2001, respectively.

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

       On January 4, 2002, the Company entered into an amendment to the Loan and Security Agreement governing the Doe Run Revolving Credit Facility, under which the lender agreed to make supplemental loans, in addition to those originally provided for under the facility, of up to $5.0 million. The Renco Group, Inc. (Renco), which indirectly owns all of the Company's issued and outstanding capital stock, provided the lender with $5.0 million of cash collateral and a limited guarantee of $2.0 million. The amendment also waived, through February 27, 2002, existing defaults resulting from the Company's failure to maintain consolidated net worth and EBITDA for U.S. operations.

       On February 28, 2002, the Company's lender issued a letter that extended the waiver of existing defaults resulting from the Company's failure to maintain consolidated net worth and EBITDA for U.S. operations through March 14, 2002.

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

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                             --------------------------
OPERATING SEGMENTS- REVENUES                                     2002          2001
                                                             ------------  ------------
Revenues from external customers:
   Peruvian operations                                       $    101,455  $    111,275
   Primary lead                                                    33,103        51,190
   Secondary lead                                                  16,970        18,083
   Fabricated products                                              4,007         5,759
                                                             ------------  ------------
           Total                                                  155,535       186,307
Revenues from other operating segments: (1)
   Peruvian operations                                                 --            --
   Primary lead                                                       585           575
   Secondary lead                                                      86           207
   Fabricated products                                                 --            --
                                                             ------------  ------------
    Total                                                             671           782
                                                             ------------  ------------
    Total revenues for reportable segments                        156,206       187,089
           Other revenues/gains (losses) (2)                        1,001           918
           Intersegment eliminations                                 (671)         (782)
                                                             ------------  ------------
                  Total consolidated revenues                $    156,536  $    187,225
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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

OPERATING SEGMENTS-EBITDA(EARNINGS BEFORE INTEREST, TAXES, AND           THREE MONTHS ENDED
    DEPLETION, DEPRECIATION AND AMORTIZATION), EXCLUDING                     JANUARY 31,
    THE EFFECTS OF FAS 133                                          ---------------------------
                                                                         2002            2001
                                                                    ------------   ------------
   Peruvian operations                                              $      7,381   $      8,551
   Primary lead                                                            3,881         (2,369)
   Secondary lead                                                          4,381          3,448
   Fabricated products                                                       501            501
                                                                    ------------   ------------
           Total reportable segments                                      16,144         10,131
   Other revenues and expenses (3)                                          (360)           634
   Corporate selling, general and administrative expenses                 (3,389)        (3,864)
   Intersegment eliminations                                                  --            (10)
                                                                    ------------   ------------
           Consolidated EBITDA                                            12,395          6,891
   Depreciation, depletion and amortization                               (7,502)        (7,521)
   Interest income                                                         3,539          3,594
   Interest expense                                                      (13,970)       (16,059)
   Unrealized gain on derivative financial instruments                     1,386             56
                                                                    ------------   ------------
           Loss before income taxes                                 $     (4,152)  $    (13,039)
                                                                    ============   ============

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

       The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of January 31, 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

       The Company's open derivative financial instruments at January 31, 2002 were: (numbers not in thousands)

           SOLD (PURCHASED) FUTURES CONTRACTS

                                                WEIGHTED           FAIR MARKET
    METAL               QUANTITY             AVERAGE PRICE            VALUE                 PERIOD
---------------    ------------------     -------------------   ----------------   ----------------------
Lead (Hedges)           (1,929) tons         $   466.29/ton      $      (30,852)      Feb. 02 to Aug. 02
Lead (Other)            (3,527) tons         $   457.33/ton              (1,558)      Feb. 02 to Apr. 02
Copper (Other)           1,653  tons         $ 1,326.00/ton             (67,000)      Feb. 02 to Mar. 02
                        (1,315) tons         $ 1,579.00/ton             (24,013)      Feb. 02
Zinc (Other)             1,102  tons         $   711.81/ton              (1,785)      Feb. 02 to Mar. 02
                        (2,204) tons         $   787.95/ton            (162,748)      Feb. 02 to Apr. 02
Silver                 959,875   oz.         $     5.31/oz.           1,215,025       Feb. 02
                    (1,097,000)  oz.         $     5.11/oz.          (1,606,100)      Feb. 02

           SOLD (PURCHASED) CALL OPTION CONTRACTS

                                                                         FAIR MARKET
    METAL               QUANTITY                 PRICE RANGE                VALUE                  PERIOD
---------------    ------------------   ------------------------------ ----------------   ----------------------
Copper                   8,838  tons    $1,440.00/ton to $1,633.00/ton  $      (234,365)     Feb. 02 to Jun. 02
                        (2,204) tons    $1,632.00/ton to $1,633.00/ton            2,287      Feb. 02 to Apr. 02
Lead                    83,307  tons      $431.00/ton to $522.00/ton           (899,891)     Feb. 02 to Dec. 02
                       (18,298) tons      $431.00/ton to $490.00/ton            138,476      Feb. 02 to Nov. 02
Zinc                     5,511  tons      $794.00/ton to $998.00/ton               (699)     Feb. 02 to Apr. 02
Silver               1,129,910  oz.         $4.01/oz. to $4.56/oz.              (55,518)     Feb. 02 to Jul. 02
                      (526,560) oz.         $4.19/oz. to $4.56/oz.                6,997      Feb. 02 to Mar. 02
Gold                    16,236  oz         $252.51/oz. to $255.24/oz.          (155,650)     Feb. 02 to Jun. 02
                        (8,118) oz.        $252.51/oz. to $373.47oz.             68,725      Feb. 02 to Mar. 02

           SOLD (PURCHASED) PUT OPTION CONTRACTS

                                                                         FAIR MARKET
     METAL              QUANTITY               PRICE RANGE                  VALUE                  PERIOD
---------------    ------------------   ------------------------------ ----------------   ----------------------
Copper                   6,338  tons    $1,361.00/ton to $1,588.00/ton $       (672,119)     Feb. 02 to Jun. 02
                        (3,831) tons     $1361.00/ton to $1565.00/ton           343,777      Feb. 02 to Jun. 02
Lead                    46,242  tons     $404.00/ton to $445.00/ton            (459,166)     Feb. 02 to Dec. 02
                        (4,464) tons            $431.00/ton                      43,167      Feb. 02 to Jun. 02
Zinc                     1,102  tons           $1,016.00/ton                   (333,600)     Feb. 02 to Mar. 02
Silver                 241,340  oz.              $3.92/oz.                      (38,870)     Feb. 02 to Mar. 02
Gold                     8,119  oz.             $237.01/oz.                     (14,888)     Feb. 02 to Mar. 02

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

       At January 31, 2002, the Company had recorded an asset of $436 and a liability of $3,405 related to the fair market values of these instruments. The Company also had recorded an asset of $28 for the fair value of firm commitments designated as the hedged item in fair value hedges.

(7)    ENVIRONMENTAL AND LITIGATION MATTERS

       ENVIRONMENTAL

       The Company has recorded a liability of approximately $28,900 as of January 31, 2002, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

       The Company signed a voluntary Administrative Order on Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. The U.S. Environmental Protection Agency (EPA) and the Missouri Department of Natural Resources (DNR) signed the AOC with an effective date of May 29, 2001. In addition, the Company has agreed to replace the soil in yards of private residences within a four-tenths of a mile radius of the smelter. The Company also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. In September 2001, the Company agreed to an acceleration of the lead testing program on the remaining area within one mile of the smelter. As a result of the completion of this testing, the Company signed an AOC with the U.S. EPA on December 21, 2001. The new AOC requires additional yard replacement relating to those residences with the highest soil lead measurements and those with children. The current total estimated cost of community cleanup, included in the Company's accrual for remediation costs, is approximately $2,400, with the spending to be completed by the end of calendar 2002. At this time, it is not possible to determine the outcome of the remaining areas of study or what additional remediation actions, if any, may be required after the study is completed. Estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of additional regulatory decisions.

       On April 26, 2002, the Company signed a Settlement Agreement with the State of Missouri whereby it agreed to offer buyouts to approximately 160 homeowners in an area close to the smelter. Under the terms of the proposed buyout plan, an estimated 26 homeowners, each having children less than 72 months old living in them, would be offered immediate buyouts with the remaining affected homeowners to be extended buyout offers by the end of 2004. The amount to be paid to the homeowners who accept the buyout offer will be based on an appraisal of the property's value at August 31, 2001. The accrual for cleanup at January 31, 2002 does not include any cost associated with the buyout plan which could be as high as $10,000 if all qualifying homeowners accept the Company's buyout offer. Management believes it is highly unlikely that all of the qualifying homeowners will accept, but it cannot currently be estimated how many of the homeowners will accept the buyout offer, or, if the buyout offer is

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

       accepted, what the price to be paid for the property will be. The Company will attempt to rent out certain purchased houses, once they are remediated to the standards required by the regulatory agencies. To the extent the Company will be able to rent these properties, the fair value will be capitalized. To the extent the properties cannot be rented out, or the amount paid exceeds the fair value of the property at the buyout date, an impairment loss will be recognized.

       On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum smelter site. The Company does not believe that there has been any violation of law and is cooperating with State and federal agencies in their investigation into the allegations.

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

       The Company has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of January 31, 2002 of approximately $6,950 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

       The Company has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed two AOC's to conduct removal actions on the west and east portions of the site. Work began in late fiscal 2001 and is scheduled for completion within two years.

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

       The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of January 31, 2002 of approximately $1,200 for corrective action and $2,900 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

       The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,500 as of January 31, 2002.

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

       Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

       - New sulfuric acid plants
       - Treatment plant for the copper refinery effluent
       - Industrial waste water treatment plant for the smelter and refinery
       - Improve Huanchan lead and copper slag deposits
       - Build an arsenic trioxide deposit
       - Management and disposal of lead and copper slag wastes
       - Domestic waste water treatment and domestic waste disposal
       - Monitoring station

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

       Through January 31, 2002, the Company had spent approximately $26,500 on projects under the La Oroya PAMA.

       Annual spending on a calendar year basis approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, is as follows:

                                   ESTIMATED
                  YEAR               COST
                 ------           ----------
                  2002            $    5,750
                  2003                 9,350
                  2004                12,800
                  2005                53,500
                  2006                67,700
                                  ----------
                                  $  149,100
                                  ==========

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

       The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, mine drainage, sewage and garbage by mid-2002. The Company has spent approximately $8,900 under the PAMA as of January 31, 2002. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time after the end of the current PAMA without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. The Company is currently in compliance with its requirement to reduce emissions from the mine under the PAMA through a decrease in production. In April 2002, the MEM proposed a pending regulation extending the PAMA for all companies for an additional 18 months for work remaining under the PAMA. For companies still not in compliance at the end of this 18-month extension period, each company would have an additional six months to close the operation. In light of this pending regulation, Doe Run will be re-evaluating its options with the expectation that a decision will be made within the next six to twelve months regarding the future course of action to be taken.

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

       The Company is a defendant in five lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived, went to school or day care in Bonne Terre, Missouri or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County. The fifth case, filed in July 2001, alleges personal injury against two children living in St. Francois County.

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

       On February 28, 2002, Fabricated Products, Inc. ("FPI") and others were served with a wrongful death action on behalf of the estate of a former worker at FPI's Vancouver facility.

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

(8)    LIQUIDITY

       Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely reduced the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. Reductions in receivables and inventory coupled with increases in borrowings on revolving credit lines and accounts payable have reduced availability under revolving credit facilities to minimal levels. Further reductions of current assets of this magnitude are very unlikely.

       Subsequent to January 31, 2002 the Company was in default of various covenants related to its long-term debt. See discussion in Note 4.

(9)    GUARANTOR SUBSIDIARIES

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

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES(CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                       AS OF JANUARY 31, 2002 (UNAUDITED)

                                               The Company
                                                Excluding                            Doe Run
                                                Guarantor           Domestic        Cayman and                             The
                                               Subsidiaries        Guarantors       Subsidiary      Eliminations         Company
                                               ------------        ----------       ----------      ------------         -------
                                     ASSETS
Current assets:
   Cash                                      $            -   $             -   $        5,976   $             -   $        5,976
   Trade accounts receivable, net of
     allowance for doubtful accounts                 29,574             3,370           27,261              (210)          59,995
   Inventories                                       55,484             1,906           68,537               (24)         125,903
   Prepaid expenses and other current
     assets                                          13,421                53           14,116                 -           27,590
   Due from subsidiaries                             16,415                 -                -           (16,415)               -
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total current assets                           114,894             5,329          115,890           (16,649)         219,464
Property, plant and equipment, net                  116,651             4,761          139,959                 -          261,371
Special term deposit                                125,000                 -                -                 -          125,000
Other noncurrent assets, net                          6,056               177              183                 -            6,416
Investment in subsidiaries                           17,498                 -                -           (17,498)               -
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total assets                            $      380,099   $        10,267   $      256,032   $       (34,147)  $      612,251
                                             ===============  ================  ===============  ================  ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Current liabilities:
   Short-term borrowings and current
     maturities of long-term debt            $       33,118   $             -   $       33,177   $             -   $       66,295
   Accounts payable                                  25,541             1,754           34,189              (210)          61,274
   Accrued liabilities                               36,406               368           23,511                 -           60,285
   Due to parent                                          -             6,512            9,903           (16,415)               -
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total current liabilities                       95,065             8,634          100,780           (16,625)         187,854
Long-term debt, less current maturities             302,590                 -          129,912                 -          432,502
Other noncurrent liabilities                         52,936             1,416            8,035                 -           62,387
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total liabilities                              450,591            10,050          238,727           (16,625)         682,743
Shareholders' equity (deficit):
   Common stock, $.10 par value, 1,000
     shares authorized, issued, and
     outstanding                                          -                 -                -                 -                -
   Common stock, $1 par value, 1,000
     shares authorized, issued, and
     outstanding                                          -                 1                -                (1)               -
   Common stock, $1 par value, 2,005,000
     shares authorized, issued and
     outstanding                                          -                 -            2,005            (2,005)               -
   Additional paid in capital                         5,238             1,205                             (1,205)           5,238
   Retained earnings (accumulated
     deficit) and accumulated other
     comprehensive loss                             (75,730)             (989)          15,300           (14,311)         (75,730)
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total shareholders' equity (deficit)           (70,492)              217           17,305           (17,522)         (70,492)
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total liabilities and shareholders'
        equity (deficit)                     $      380,099   $        10,267   $      256,032   $       (34,147)  $      612,251
                                             ===============  ================  ===============  ================  ===============

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES(CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                       AS OF OCTOBER 31, 2002 (UNAUDITED)

                                               The Company
                                                Excluding                            Doe Run
                                                Guarantor           Domestic        Cayman and                             The
                                               Subsidiaries        Guarantors       Subsidiary      Eliminations         Company
                                               ------------        ----------       ----------      ------------         -------
                                     ASSETS
Current assets:
   Cash                                      $            -   $             -   $        6,263   $             -   $        6,263
   Trade accounts receivable, net of
     allowance for doubtful accounts                 41,944             5,975           25,352              (265)          73,006
   Inventories                                       44,654             1,623           61,152               (25)         107,404
   Prepaid expenses and other current
     assets                                          10,695                89            8,547                 -           19,331
   Due from subsidiaries                             16,783                 -                -           (16,783)               -
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total current assets                           114,076             7,687          101,314           (17,073)         206,004
Property, plant and equipment, net                  118,927             5,126          140,247                 -          264,300
Special term deposit                                125,000                 -                -                 -          125,000
Other noncurrent assets, net                          7,401               185              225                 -            7,811
Investment in subsidiaries                           19,690                 -                -           (19,690)               -
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total assets                            $      385,094   $        12,998   $      241,786   $       (36,763)  $      603,115
                                             ===============  ================  ===============  ================  ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Current liabilities:
   Short-term borrowings and current
     maturities of long-term debts           $       37,423   $             -   $       25,188   $             -   $       62,611
   Accounts payable                                  21,361             2,770           28,171              (265)          52,037
   Accrued liabilities                               36,140               397           21,792                 -           58,329
   Due to parent                                          -             7,910            8,873           (16,783)               -
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total current liabilities                       94,924            11,077           84,024           (17,048)         172,977

Long-term debt, less current maturities             302,402                 -          130,968                 -          433,370
Other noncurrent liabilities                         53,569             1,660            7,340                 -           62,569
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total liabilities                              450,895            12,737          222,332           (17,048)         668,916

Shareholders' equity (deficit):
   Common stock, $.10 par value, 1,000
     shares authorized, issued, and
     outstanding                                          -                 -                -                 -                -
   Common stock, $1 par value, 1,000
     shares authorized, issued, and
     outstanding                                          -                 1                -                (1)               -
   Common stock, $1 par value, 2,005,000
     shares authorized, issued and
     outstanding                                          -                 -            2,005            (2,005)               -
   Additional paid in capital                         5,238             1,205                -            (1,205)           5,238
   Retained earnings (accumulated
     deficit) and accumulated other
     comprehensive loss                             (71,039)             (945)          17,449           (16,504)         (71,039)
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total shareholders' equity (deficit)           (65,801)              261           19,454           (19,715)         (65,801)
                                             ---------------  ----------------  ---------------  ----------------  ---------------
     Total liabilities and shareholders'
        equity (deficit)                     $      385,094   $        12,998   $      241,786   $       (36,763)  $      603,115
                                             ===============  ================  ===============  ================  ===============

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES(CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)

                              The Company
                               Excluding                            Doe Run
                               Guarantor           Domestic        Cayman and                             The
                              Subsidiaries        Guarantors       Subsidiary      Eliminations         Company
                              ------------        ----------       ----------      ------------         -------
Net sales                    $       53,966   $        4,007    $      101,455   $       (2,892)  $      156,536

Costs and expenses:
   Cost of sales                     43,598            3,197            91,358             (672)         137,481
   Depletion,
     depreciation and
     amortization                     4,511              372             2,619                -            7,502
   Selling, general and
     administrative                   3,389              309             4,776           (2,221)           6,253
   Exploration                          199                -                 -                -              199
   Unrealized (gain)/loss
     on derivatives                  (1,497)               -               111                -           (1,386)
                             ---------------  ---------------   ---------------  ---------------  ---------------
     Total costs and
        expenses                     50,200            3,878            98,864           (2,893)         150,049
                             ---------------  ---------------   ---------------  ---------------  ---------------
     Income from
        operations                    3,766              129             2,591                1            6,487

Other income (expense):
   Interest expense                  (9,796)            (173)           (4,060)              59          (13,970)
   Interest income                    3,578                -                20              (59)           3,539
   Other, net                           (47)               -              (161)               -             (208)
   Equity in earnings of
     subsidiaries                    (2,192)               -                 -            2,192                -
                             ---------------  ---------------   ---------------  ---------------  ---------------
                                     (8,457)            (173)           (4,201)           2,192          (10,639)
                             ---------------  ---------------   ---------------  ---------------  ---------------

     Income (loss)before
        income tax
        expense                      (4,691)             (44)           (1,610)           2,193           (4,152)
Income tax expense                        -                -               539                -              539
                             ---------------  ---------------   ---------------  ---------------  ---------------
     Net income (loss)       $       (4,691)  $          (44)   $       (2,149)  $        2,193   $       (4,691)
                             ===============  ===============   ===============  ===============  ===============

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES(CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)

                                                     The Company
                                                      Excluding                           Doe Run
                                                      Guarantor          Domestic       Cayman and                             The
                                                     Subsidiaries       Guarantors      Subsidiary    Eliminations         Company
                                                     ------------       ----------      ----------    ------------         -------
Net sales                                           $      73,365   $       5,759   $     111,275   $     (3,174)   $      187,225

Costs and expenses:
   Cost of sales                                           69,242           4,844          99,224            (772)         172,538
   Depletion, depreciation and amortization                 4,736             395           2,390               -            7,521
   Selling, general and administrative                      3,865             409           5,833          (2,392)           7,715
   Selling, general and administrative                        417               -               -               -              417
   Exploration                                                743             (61)           (738)              -              (56)
                                                    --------------  --------------  --------------  --------------  ---------------
     Total costs and expenses                              79,003           5,587         106,709          (3,164)         188,135
                                                    --------------  --------------  --------------  --------------  ---------------

     Income from operations                                (5,638)            172           4,566             (10)            (910)

Other income (expense):
   Interest expense                                       (10,917)           (212)         (5,141)            211          (16,059)
   Interest income                                          3,742               -              63            (211)           3,594
   Other, net                                                 402              (7)            (59)              -              336
   Equity in earnings of subsidiaries                      (2,145)              -               -           2,145                -
                                                    --------------  --------------  --------------  --------------  ---------------
                                                           (8,918)           (219)         (5,137)          2,145          (12,129)
                                                    --------------  --------------  --------------  --------------  ---------------
     Income (loss) before income tax expense              (14,556)            (47)           (571)          2,135          (13,039)
Income tax expense                                             25               -             392               -              417
                                                    --------------  --------------  --------------  --------------  ---------------
     Income (loss) before cumulative effect of
        change in accounting principle                    (14,581)            (47)           (963)          2,135          (13,456)
     Cumulative effect of change in accounting
        principle, net of income tax benefit               (2,649)              -          (1,125)              -           (3,774)
                                                    --------------  --------------  --------------  --------------  ---------------
     Net income (loss)                              $     (17,230)  $         (47)  $      (2,088)  $       2,135   $      (17,230)
                                                    ==============  ==============  ==============  ==============  ===============

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES(CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)

                                                          The Company
                                                           Excluding                        Doe Run
                                                           Guarantor        Domestic       Cayman and                        The
                                                          Subsidiaries     Guarantors      Subsidiary    Eliminations      Company
                                                          ------------     ----------      ----------    ------------      -------
Net cash provided by (used in) operating activities        $     4,155    $     1,403    $   (5,812)   $     2,192    $     1,938
Cash flows from investing activities:
   Purchases of property, plant and equipment                   (2,302)            (5)        (2,438)            -         (4,745)
   Net proceeds from sales of assets                                25              -              -             -             25
   Investment in subsidiaries                                    2,192              -              -        (2,192)             -
                                                           ------------   ------------   ------------  ------------   ------------
     Net cash used in investing activities                         (85)            (5)        (2,438)       (2,192)        (4,720)
Cash flows from financing activities:
   Proceeds from revolving loans and short-term
     borrowings, net                                            (4,312)             -          8,000             -          3,688
   Payments on long-term debt                                      (26)             -         (1,067)            -         (1,093)
   Payment of deferred financing costs                            (100)             -              -             -           (100)
   Due to/due from parent/subsidiaries                             368         (1,398)         1,030             -              -
                                                           ------------   ------------   ------------  ------------   ------------
     Net cash provided by (used in) financing activities        (4,070)        (1,398)         7,963             -          2,495
                                                           ------------   ------------   ------------  ------------   ------------
     Net increase in cash                                            -              -           (287)            -           (287)
Cash at beginning of period                                          -              -          6,263             -          6,263
                                                           ------------   ------------   ------------  ------------   ------------
Cash at end of period                                      $         -    $         -    $     5,976   $         -    $     5,976
                                                           ============   ============   ============  ============   ============

                        THE DOE RUN RESOURCES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(8) GUARANTOR SUBSIDIARIES(CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                 THREE MONTHS ENDED JANUARY 31, 2002 (UNAUDITED)

                                                          The Company
                                                           Excluding                        Doe Run
                                                           Guarantor        Domestic       Cayman and                          The
                                                          Subsidiaries     Guarantors      Subsidiary    Eliminations      Company
                                                          ------------     ----------      ----------    ------------      -------
Net cash provided by (used in) operating activities       $    (9,785)   $    (1,130)   $      5,039   $      2,145   $     (3,731)
Cash flows from investing activities:
   Purchases of property, plant and equipment                   (3,347)             -         (3,445)             -         (6,792)
   Investment in subsidiaries                                    2,145              -              -         (2,145)             -
                                                          -------------  ------------   -------------  -------------  -------------
     Net cash used in investing activities                      (1,202)             -         (3,445)        (2,145)        (6,792)
Cash flows from financing activities:
   Proceeds from (payments on) revolving loans and
     short-term borrowings, net                                 11,318              -         (2,853)             -          8,465
   Payments on long-term debt                                      (94)             -           (893)             -           (987)
   Payment of deferred financing costs                            (375)             -              -              -           (375)
   Due to/due from parent/subsidiaries                             138          1,130         (1,268)             -              -
                                                          -------------  ------------   -------------  -------------  -------------
     Net cash provided by (used in) financing
        activities                                              10,987          1,130         (5,014)             -          7,103
                                                          -------------  ------------   -------------  -------------  -------------
     Net decrease in cash                                            -              -         (3,420)             -         (3,420)

Cash at beginning of period                                          -              -          8,295              -          8,295
                                                          -------------  ------------   -------------  -------------  -------------
Cash at end of period                                     $          -   $          -   $      4,875   $          -   $      4,875
                                                          =============  ============   =============  =============  =============

                              DOE RUN PERU S.R.L.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  JANUARY 31,    OCTOBER 31,
                                                                                     2002           2001
                                                                                  -----------    -----------
                                                                                  (UNAUDITED)
                                     ASSETS

Current assets:
   Cash                                                                           $     5,976    $      6,263
   Trade accounts receivable, net                                                      27,495          25,352
   Inventories                                                                         68,537          61,152
   Prepaid expenses and other current assets                                           14,116           8,547
                                                                                  -----------    ------------
     Total current assets                                                             116,124         101,314

Property, plant and equipment, net                                                    139,959         140,247
Other non current assets, net                                                             183             225
                                                                                  -----------    ------------
     Total assets                                                                 $   256,266    $    241,786
                                                                                  ===========    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Short-term borrowings and current maturities of long-term debt                 $    33,177    $     25,188
   Accounts payable                                                                    34,189          28,170
   Due to related parties                                                              10,137           8,873
   Accrued liabilities                                                                 23,668          21,793
                                                                                  -----------    ------------
     Total current liabilities                                                        101,171          84,024

Long-term debt, less current maturities                                               129,912         130,968
Other non-current liabilities                                                           7,340           7,340
Net deferred tax liability                                                                539               -
                                                                                  -----------    ------------
     Total liabilities                                                                238,962         222,332

Shareholders' equity:
   Capital stock, $0.01 par value, 15,912,083,739 shares in 2002,
   $0.3709 par value, 729,548,157  shares in 2001                                       2,005           2,005
   Retained earnings                                                                   15,299          17,449
                                                                                  -----------    ------------
     Total shareholders' equity                                                        17,304          19,454

     Total liabilities and shareholders' equity                                   $   256,266    $    241,786
                                                                                  ===========    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements

                              DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS
                                                                                    ENDED JANUARY 31,
                                                                                -----------------------
                                                                                  2002           2001
                                                                                ----------   -----------
Net sales                                                                       $ 101,455    $  111,275
                                                                                ---------    ----------

Costs and expenses:
   Costs of sales                                                                  91,358        99,224
   Depreciation                                                                     2,619         2,390
   Fees and commissions to related parties                                          2,221         2,392
   Selling, general and administrative expenses                                     2,555         3,441
   Unrealized (gain)/loss on derivatives                                              111          (738)
                                                                                ----------   -----------
     Total costs and expenses                                                      98,864       106,709
                                                                                ----------   -----------
     Income from operations                                                         2,591         4,566
                                                                                ----------   -----------
Other income (expense):
   Interest expense                                                                (4,060)       (5,141)
   Interest income                                                                     20            63
   Exchange difference                                                                 36          (116)
   Other, net                                                                        (198)           57
                                                                                ----------   -----------
                                                                                   (4,202)       (5,137)
                                                                                ----------   -----------
     Loss before income tax expense                                                (1,611)         (571)

Income tax expense                                                                    539           392
                                                                                ----------   -----------
   Loss before cumulative effect of change in accounting principle                 (2,150)         (963)

Cumulative effect of change in Accounting principle, net
   of income tax benefit                                                                -        (1,125)
                                                                                ----------   -----------
     Net loss                                                                   $  (2,150)   $   (2,088)
                                                                                ==========   ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                              DOE RUN PERU S.R.L.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                     THREE MONTHS
                                                                                    ENDED JANUARY 31,
                                                                                -----------------------
                                                                                  2002           2001
                                                                                ----------   ----------
Net cash provided by (used in) operating activities                                (6,047)       5,040
                                                                                ----------   ----------
Cash flows from investing activities:
   Purchases of plant, property and equipment                                      (2,438)      (3,445)
                                                                                ----------   ----------
     Net cash used in investing activities                                         (2,438)      (3,445)
                                                                                ----------   ----------
Cash flows from financing activities:
   Proceeds from (payments on) revolving loans, net                                 8,000       (1,000)
   Proceeds from (payments on) short-term borrowings, net                               -       (1,853)
   Payments on long term debt                                                      (1,067)        (894)
   Due to related parties                                                           1,265       (1,268)
                                                                                ----------   ----------
     Net cash provided by (used in) financing activities                            8,198       (5,015)
                                                                                ----------   ----------
     Net decrease in cash                                                            (287)      (3,420)

Cash at beginning of period                                                         6,263        8,295
                                                                                ----------   ----------
Cash at end of period                                                           $   5,976    $   4,875
                                                                                ==========   ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(1)  BASIS OF PRESENTATION

          UNAUDITED INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of January 31, 2002 and results of operations for the three month periods ended January 31, 2002 and 2001. Interim periods are not necessarily indicative of results to be expected for the year.

          RECLASSIFICATIONS

Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  CHANGE IN ACCOUNTING PRINCIPLE

Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued by the Financial Accounting Standards Board in June 1998, and amended by Statement No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT Mo. 133, issued in June 2000 (collectively, FAS 133). Under FAS 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is changes in fair values, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is changes in cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

The Company adopted FAS 133 beginning November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of FAS 133 resulted in a net transition loss of $1,125, net of income tax benefit of $480.

(3) BUSINESS ACQUISITION

At the General Shareholders' Meetings on May 14, 2001 for Doe Run Peru and Doe Run Mining, respectively, the merger by absorption of these two companies was approved, with Doe Run Peru the absorbing company and Doe Run Mining the absorbed company. This merger was effective as of June 1, 2001.

For comparability purposes, the merger of Doe Run Peru and Doe Run Mining resulted in the following adjustments to amounts previously reported for Doe Run
Peru:

                                                           Three Months
                                                      Ended January 31, 2001
                                                      ----------------------
                Income from Operations
                    Previously Reported                          $3,414
                    Adjustment (a)                               (1,152)
                                                                 -------
                    Reported Herein                              $4,566
                                                                 ======

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

                Net Income (Loss)
                    Previously Reported                         $   917
                    Adjustment (b)                               (3,005)
                                                                 -------
                    Reported Herein                             $(2,088)
                                                                ========

   (a) Adjustment stems from the elimination of related party fees and commissions that had previously been eliminated at the Doe Run Mining level.
   (b) Adjustment is primarily the result of additional interest expense of $3,640 that was previously reported as an expense of Doe Run Mining, partially offset by the elimination of related party fees and commission discussed in note (a).

(4) INVENTORIES

                                                                  JANUARY 31,             OCTOBER 31,
                                                                      2002                   2001
                                                                  -----------             -----------
                                                                  (UNAUDITED)
Refined metals and concentrates for sale                     $                       $
                                                                           3,669                  1,775
Metals and concentrates in process                                        51,371                 45,516
Materials, supplies and spare parts                                       13,497                 13,861
                                                             --------------------   --------------------
                                                             $            68,537     $           61,152
                                                             ====================   ====================

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $971 and $826 at January 31, 2002 and October 31, 2001, respectively.

(5)  HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The amount reflected in other income/(expenses) relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of January 31, 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

The Company's open derivative financial instruments at January 31, 2002 were:
(numbers not in thousands)

SOLD/(PURCHASED) FUTURES CONTRACTS

                                                             FAIR MARKET
       METAL              QUANTITY         PRICE RANGE           VALUE              PERIOD
       -----              --------         -----------           -----              ------

       Copper             1,653 tons        $1,326/ton        $  (67,000)      Feb. 02-Mar. 02
                        (1,315) tons        $1,579/ton           (24,013)          Feb. 02
       Silver             959,875 oz        $5.309/oz          1,215,025           Feb. 02
                       (1,097,000) oz       $5.111/oz         (1,606,100)          Feb 02

SOLD/(PURCHASED) CALL OPTION CONTRACTS

                                                                   FAIR MARKET
       METAL             QUANTITY            PRICE RANGE              VALUE              PERIOD
       -----             --------            -----------              -----              ------
       Copper           4,952 tons     $1,440/ton - $1,633/ton     $ (177,966)      Feb. 02 - May 02
                        (551) tons            $1,633/ton                   85       Feb. 02 - Mar. 02
         Lead           1,102 tons             $464/ton                  (307)           Feb. 02
         Zinc            551 tons              $798/ton                                  Feb. 02
                                                                            0
       Silver          1,129,910 oz      $4.01/oz - $4.56/oz          (55,518)      Feb. 02 - Jul. 02
                        526,560 oz       $4.19/oz - $4.56/oz            6,997       Feb. 02 - Mar. 02
         Gold            16,236 oz     $252.51/oz - $255.24/oz       (155,650)      Feb. 02 - Jun. 02
                        (9,434) oz     $252.51/oz - $373.47/oz         68,725       Feb. 02 - Mar. 02

SOLD/(PURCHASED) PUT OPTION CONTRACTS

                                                                     FAIR MARKET
       METAL             QUANTITY             PRICE RANGE               VALUE               PERIOD
       -----             --------             -----------               -----               ------
       Copper           1,653 tons      $1,361/ton - $1,542/ton      $ (86,030)       Feb. 02 -Mar. 02
       Silver           241,340 oz             $3.92/oz                (38,870)       Feb. 02 - Mar. 02
         Gold            16,236 oz            $237.01/oz               (17,625)       Feb. 02 - Jun. 02
                        (8,118) oz            $237.01/oz                 2,737        Feb. 02 - Mar. 02

At January 31, 2002, the Company had recorded a liability of $936 related to the fair market values of these instruments.

(6)  RELATED PARTY TRANSACTIONS

Effective November 1, 2000, the Company terminated all previously existing agreements for services with Doe Run Mining S.R.L and the Doe Run Resources Corporation and replaced them with a Hedging Services Contract and an International Sales Agency Services Contract with the Doe Run Resources Corporation. Under the Hedging Services Contract, the Company will pay to the Doe Run Resources Corporation $42 per month for trading and hedging services. Under the International Sales Agency Services Contract, the Company will pay to the Doe Run Resources Corporation a commission of 2 1/4% of foreign sales. The Contracts cover an initial term of two years, and are annually renewable thereafter. Amounts expensed in the three months ended January 31, 2002 were $126 and $2,095 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively. Amounts expensed in the three months ended January 31, 2001 were $126 and $2,266 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively.

                               DOE RUN PERU S.R.L.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

(7)    LIQUIDITY

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

        FINANCIAL CONDITION

        During the 2002 quarter, sales volume slowed significantly (see discussion below in "Results of Operations"). As a result, inventories increased approximately $18 million while accounts receivable decreased approximately $13 million during the quarter. Accounts payable increased approximately $9 million during the 2002 quarter, a portion of which is the result of delaying payments to vendors.

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

        On January 4, 2002, the Company entered into an amendment to the Loan and Security Agreement governing the Doe Run Revolving Credit Facility, under which the lender agreed to make supplemental loans, in addition to those originally provided for under the facility, of up to $5.0 million. Renco provided the lender with $5.0 million of cash collateral and a limited guarantee of $2.0 million. The amendment also waived, through February 27, 2002, existing defaults resulting from the Company's failure to maintain consolidated net worth and EBITDA for U.S. operations, as required by the agreements governing the Doe Run Revolving Credit Facility. On February 28, 2002, the Company's lender extended this waiver through March 14, 2002.

        Net unused availability at January 31, 2002 was $9.1 million under the Doe Run Revolving Credit Facility and $3.6 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $6.0 million of cash at January 31, 2002. At April 30, 2002 availability was $7.4 million under the Doe Run Revolving Credit Facility and $0.1 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $2.3 million.

        Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely reduced the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. Reductions in receivables and inventory coupled with increases in borrowings on revolving credit lines and accounts payable have reduced availability under revolving credit facilities to the minimal levels discussed above. Further reductions of working capital of this magnitude are very unlikely.

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

RESULTS OF OPERATIONS

        The Company reported a net loss of $4.7 million for the three months ended January 31, 2002 (the 2002 quarter) quarter compared to a net loss of $17.2 million for the three months ended January 31, 2001 (the 2001 quarter). The Company's U.S. operations reported a net loss of $4.8 million (excluding intercompany fee revenue of $2.2 million) for the 2002 quarter compared to a net loss of $17.5 million excluding intercompany fee revenue of $2.4 million) in the 2001 quarter. The decrease in U.S. net loss was primarily due lower production costs, lower energy costs and a higher average LME lead price, partially offset by lower realized prices for zinc concentrates. The Company's Peruvian operations had net income of $0.1 million (excluding intercompany fees of $2.2 million) in the 2002 quarter compared to net income of $0.3 million (excluding intercompany fees of $2.4 million) in the 2001 quarter. The decrease in Peruvian net income was due primarily to lower treatment and refining charges for lead and zinc concentrates, and lower metal prices, primarily copper and zinc, partially offset by reduced conversion costs and lower interest, selling and administrative and other expenses.

        The Company's results for the 2002 quarter reflect an increase in the market price of lead and declines in the market prices of copper, zinc and silver. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

                                                    Three Months Ended
                                                        January 31,
                                                ------------------------------
                                                     2002           2001
                                                --------------  --------------

               AVERAGE PRICES
                Lead  ($/short ton)              $   449.20       $   426.00
                Copper  ($/short ton)              1,331.20         1,641.20
                Zinc  ($/short ton)                  703.20           952.80
                Silver ($/troy ounce)                  4.33             4.66

        The average annual LME lead price has declined more than 40% from 1996 through 2000 as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. Fiscal 2001 saw a modest improvement in lead prices, which continued into the 2002 quarter. The second quarter of 2002 will reflect deterioration of prices compared to fiscal 2001 and the 2002 quarter. Lead prices remain below the average for the ten years 1992 through 2001.

        In the U.S. market, demand for lead has been adversely impacted by the recessionary conditions in the U.S. economy during 2001. Slower automotive replacement battery shipments have weakened overall demand, compared to the prior year. Also, a significant drop in lead required for batteries for the telecommunications industry occurred as a result of lower capital expenditures for the industry's infrastructure. In fiscal 2001, western world consumption of lead declined by 4% and U.S. consumption declined by 8%, reflecting weakened economic conditions. This decline in demand significantly impacted the Company's sales volume in the 2002 quarter, as U.S. battery manufacturers rationalized high inventory levels. Lead metal sales volume was off more than 35,000 tons, or 34% in the 2002 quarter, compared to the 2001 quarter. The Company has altered its marketing strategies in order to improve sales volume and reduce inventories. In addition, management believes that the rationalization is complete and demand should level off and begin to improve as the economy strengthens. Any improvement in prices and premiums is not likely to occur until demand improves.

        Despite the current demand situation, management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted in 2002 through 2006. In 2001, mine closures and cutbacks occurred in Spain, Sweden, Canada and the U.S., reducing supply by approximately 200,000 tons, or approximately 3% of western world consumption. These closures should significantly reduce western world production and bring about a deficit in supply versus demand. In recent months, the industry has seen evidence of this deficit as some primary smelters have cut back production due to limited concentrate availability. In publications issued in December of 2001, international commodity consultants forecasted annual average lead prices for the years 2002 through 2007, which are higher than those experienced in 2001.

        Zinc prices dropped precipitously in 2001 as a result of weak demand and excess production. The last several years have seen large zinc mines open in Australia, Ireland and Peru and a major expansion of a zinc mine in Alaska. In fiscal 2001, world zinc mine production increased 5% and zinc metal production increased 3%. Demand was weak during 2001 because of general economic conditions, and in particular because of weakness in the auto and construction industries. Western world zinc demand dropped 3% and U.S. zinc demand dropped 15% in 2001, compared to 2000. The impact of these market conditions continued into the 2002 quarter as the average LME price for refined zinc declined more than 26%, compared to the 2001 quarter. Industry analysts project this zinc surplus will continue to grow, making the prospects for a recovery in zinc prices unlikely in 2002. If zinc mine production is reduced, in order to balance supply and demand, lead concentrate supplies are likely to tighten even further as lead is a by product of many zinc mines.

        Copper prices have declined slowly since 2001, reflecting weakened world economic conditions, particularly in major copper consuming industries, like telecommunications, electronics, construction and automotive. In 2001, world copper consumption dropped 3%, western world copper consumption 8% and US copper consumption by 21% compared to 2000. During the same period, copper supply increased by 5% resulting in a surplus of 768,000 short tons. Most analysts believe that consumption has bottomed and will increase in 2002 as the US and world economics recover. Like lead and zinc, the low copper prices have brought about numerous mine closures and as a result, forecasts of lower refined copper production in 2002. Most international commodity consultants see little change in prices in 2002 compared 2001

        In the 2002 quarter the Company's U.S. operations generated a small operating profit despite the low lead and zinc prices due, in part, to changes to operations implemented during in fiscal 2001 and in the 2002 quarter. These changes, which are described below, reduced certain costs, and improved operating efficiencies, lowering overall production costs. However, despite these improvements, prices sustained at these levels or decreasing further are likely to result in operating losses for the Company's U.S. operations.

        The following table sets forth the Company's production statistics for the periods indicated:

                                                                       Three Months Ended
                                                                            January 31,
                                                                ------------------------------
                                                                      2002            2001
                                                                 --------------  -------------
         U.S. OPERATIONS
          Lead metal - primary (short tons)                          71,250          83,195
          Lead metal - secondary (short tons)                        38,191          39,755
          Lead concentrates (metal content, short tons)              76,961          80,999
          Ore Grade                                                    6.51%           6.23%

         PERUVIAN OPERATIONS

          Refined copper (short tons)                                18,215          17,948
          Refined lead (short tons)                                  33,280          33,282
          Refined zinc (short tons)                                  21,851          21,848
          Refined silver (thousands of troy ounces)                   8,750           8,529
          Refined gold (thousands of troy ounces)                        22              20
          Copper concentrates (metal content, short tons)             4,820           4,449
          Ore Grade                                                    1.07%           1.07%

        In response to continued poor lead metal market conditions, the Company implemented operational and organizational changes at its U.S. primary lead operations (the Revised Operating Plan). Implementation of this plan was initiated in the second half of fiscal 2001 and completed in the 2002 quarter. The key elements of this plan are that the Company's Herculaneum primary smelter reduced its annual refined metal production rate by 95,000 tons from 250,000 to 155,000 tons by reducing blast furnace and sinter plant operating time. The Company eliminated purchases of lead concentrates and reduced production of concentrates at its southeast Missouri mining operations. The Company placed its No. 29 mine on care and maintenance and plans to mine out its No. 28 mine during the second half of fiscal 2002. The Company also reduced total concentrate production at its other five mines. These production changes resulted in workforce reductions of approximately 280 employees. These reductions, which involved both terminations and an early retirement program, were completed in the 2002 quarter. The changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance by reducing production costs and enhancing product mix as the smelters focus on producing specialty and alloy products.

        The cost of severance benefits and outplacement services provided to certain employees of approximately $1.2 million was recorded during fiscal 2001 of which approximately $0.6 million was paid in 2001 and $0.6 million will be paid in 2002. In addition, the Company recorded charges of $2.6 million in fiscal 2001 to adjust its pension and other post retirement benefit liabilities. The cost of these benefits will be paid as part of the ongoing funding of these programs. The estimated cost of closing the No. 28 mine, the Viburnum mill and related surface structures and tailings areas of approximately $0.6 million was previously accrued during the operating life of the mine. These closure activities will be performed as personnel and funds are available.

        Primarily due to changes associated with the Revised Operating Plan, the Company's U.S. mining operations reduced ore production during the 2002 quarter in an effort to increase grade and decrease unit production costs. Compared to the 2001 quarter, ore production was scaled back approximately 120,000 tons or 9% while lead ore grade improved by 5%. The improvement in grade partially offset the impact of reduced ore tonnage, as production of lead metal contained in concentrates was approximately 5% lower in the 2002 quarter, compared to the 2001 quarter.

        Primary smelter production for the 2002 quarter was 14% less than the 2001 quarter reflecting implementation of the Revised Operating Plan at the Company's Herculaneum smelter, partially offset by improved performance at the Company's Glover smelter. At Herculaneum, production volume was down 33% or about 18,000 tons compared to the prior year. Efficiency improved, however, as unit production cost declined approximately 3% despite the impact of lower production volume.

        Production at the Company's Glover primary smelter, for the 2002 quarter, improved 21% or about 6,000 tons compared to the 2001 quarter when the smelter was forced to shut down three times, twice due to mechanical failure of cooling system components and once due to the failure of a baghouse fan motor. Without the production problems experienced in the prior year, Glover's cost performance improved dramatically, as unit productions costs were down approximately 27% compared to the prior year.

        During the second quarter of 2001, the Company's Buick secondary smelter replaced its blast furnace. The material feed and air control systems on the new blast furnace were redesigned, improving output by approximately 25%. The results of these improvements are reflected in Buick's production volume, which was only about 2% or 800 tons less than the 2001 quarter, despite the planned outage to rebuild the facility's reverberatory furnace. The production volume was slightly better than was anticipated. Despite the lower production volume, unit conversion costs improved approximately 7% compared to the prior year. The cost of feed materials was also favorable in the 2001 quarter, as unit feed cost improved approximately 14%, compared to the 2001 quarter.

        In Peru, at the La Oroya metallurgical complex, production of refined copper, lead and zinc for the 2002 quarter were approximately the same as the 2001 quarter. Refined silver and gold production were up 3% and 10%, respectively, primarily due to increased metal content in the concentrate feed used. Operating costs declined approximately 5% compared to the prior year, due to reductions in spending.

        At the Cobriza copper mining operation, production of ore and metal contained in concentrates each increased about 8% in the 2002 quarter, compared to the 2001 quarter, while operating costs declined slightly, due to reductions in spending. As a result, unit production costs improved approximately 9%, compared to the prior year.

        The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

                           RESULTS OF U.S. OPERATIONS

                                                                       Three Months Ended
                                                                           January 31,
                                                                   ---------------------------
                                                                       2002           2001
                                                                   ------------   ------------
     Net sales (a)                                                   $ 55,081      $  75,950

     Costs and expenses:
        Cost of sales                                                  46,123         73,314
        Depletion, depreciation and amortization                        4,883          5,131
        Selling, general and administrative                             3,698          4,274
        Exploration                                                       199            417
        Unrealized (gain) loss on derivatives                          (1,497)           682
                                                                     --------      ---------
          Total costs and expenses                                     53,406         83,818
                                                                     --------      ---------

          Income (loss) from operations                                 1,675         (7,868)

     Other income (expense)
        Interest expense                                               (9,910)       (10,918)
        Interest income                                                 3,519          3,531
        Other, net                                                        (47)           395
                                                                     --------      ---------
                                                                       (6,438)        (6,992)
                                                                     --------      ---------
          Loss before income tax expense and cumulative effect
             of change in accounting principal                         (4,763)       (14,860)
     Income tax expense                                                     -             25
                                                                     --------      ---------
          Loss before cumulative effect of change in accounting
             principal                                                 (4,763)       (14,885)
                                                                     --------      ---------
     Cumulative effect of change in accounting principal                    -         (2,649)
                                                                     --------      ---------
     Net loss                                                        $ (4,763)     $ (17,534)
                                                                     ========      =========

     (a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

          Net Sales                                                  $  2,221      $   2,392

     SALES VOLUMES (SHORT TONS)
         Lead metal                                                    68,692        104,390
         Zinc concentrates                                             20,271         24,469
         Copper concentrates                                            1,577          1,577

     REALIZED PRICES ($/SHORT TON)(b)
         Lead metal                                                  $ 540.57      $  529.14
         Zinc concentrates                                             191.95         288.73
         Copper concentrates                                           221.31         310.08

 (b) Net realized prices for metals, concentrates, and by-products include: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

                         RESULTS OF PERUVIAN OPERATIONS

                                                                       Three Months Ended
                                                                           January 31,
                                                                ------------------------------
                                                                      2002           2001
                                                                --------------  --------------
     Net sales                                                   $   101,455      $  111,275
     Costs and expenses:
         Cost of sales                                                91,358          99,224
         Depreciation and amortization                                 2,619           2,390
         Selling, general and administrative (a)                       2,555           3,441
         Unrealized loss (gain) on derivatives                           111            (738)
                                                                 -----------      ----------
            Total costs and expenses                                  96,643         104,317
                                                                 -----------      ----------
            Income from operations                                     4,812           6,958

     Other income (expense):
         Interest expense                                             (4,060)         (5,141)
         Interest income                                                  20              63
         Other, net                                                     (161)            (59)
                                                                 -----------      ----------
                                                                      (4,201)         (5,137)
                                                                 -----------      ----------
         Income before income tax expense and
            cumulative effect of change in accounting principal          611           1,821
     Income tax expense                                                  539             392
                                                                 -----------      ----------
         Income before cumulative effect of change in
            accounting principal                                          72           1,429
     Cumulative effect of change in accounting principal                   -          (1,125)
                                                                 -----------      ----------
     Net Income                                                  $        72      $      304
                                                                 ===========      ==========

     (a) Intercompany fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

            Selling, general and administrative                        2,221           2,392

     SALES VOLUMES
         Copper (short tons)                                          17,664          17,268
         Lead (short tons)                                            32,684          32,818
         Zinc (short tons)                                            21,136          21,143
         Silver (thousands of troy ounces)                             8,667           8,154
         Gold bullion (thousands of troy ounces)                          22              20

     REALIZED PRICES (b)
         Copper ($/short ton)                                    $  1,320.70      $ 1,641.42
         Lead ($/short ton)                                           459.34          438.56
         Zinc ($/short ton)                                           703.14          970.49
         Silver  ($/troy ounce)                                         4.32            4.69
         Gold bullion  ($/troy ounce)                                 275.92          266.98

     (b) Net realized prices for metals, concentrates, and by-products include:
         1) premiums received, including charges for special alloys and shapes,
         2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

        Results of operations for the three months ended January 31, 2002 and 2001 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

        NET SALES in the 2002 quarter were $156.5 million compared to $187.2 million in the 2001 quarter. A decrease of $9.8 million was attributable to Peruvian operations. U.S. net sales were $20.9 million lower in the 2002 quarter, compared to the 2001 quarter, primarily due to a decrease in sales volumes of lead metal and zinc concentrates and lower realized prices of zinc. Lead metal sales volume was 34% lower than the prior year, reducing net sales by $18.9 million. The reduced volume reflects the weaker overall demand discussed previously. Zinc concentrate sales volume for the 2002 quarter was down 17% or 4,200 tons compared to the prior year, reducing net sales by $1.2 million. The net realized price for zinc concentrates was 34% lower than the prior year, reducing net sales another $2.0 million. The volume shortfall was primarily due to lower ore grades resulting in less production, while the lower realized price was the result of 26% drop in the LME zinc price and unfavorable prior period adjustments.

        COST OF SALES for the 2002 quarter was $137.5 million compared to $172.5 million for the 2001 quarter. Of this decrease, $7.9 million was attributable to Peruvian operations. U.S. cost of sales for the first quarter of 2002 was $27.2 million less than the 2001 quarter. Volume changes, primarily lower lead metal and zinc concentrate sales, reduced cost of sales by approximately $21.2 million. Lead metal unit production cost was down 14% compared to the prior year, decreasing cost of sales $5.3 million. This decrease is the result of efficiency improvements at all three primary operating facilities resulting from implementation of the Revised Operating Plan coupled with elimination of operating problems experienced in the 2001 quarter. The secondary smelter also improved production cost compared to the prior year. In addition, energy costs, primarily for natural gas and propane, were approximately $1.9 million lower than the unusually high costs experienced in the 2001 quarter

        SELLING, GENERAL AND ADMINISTRATIVE expenses decreased by $1.5 million in the 2002 quarter, compared to the 2001 quarter. Of this decrease, $0.9 million was attributable to Peruvian operations. The decrease in selling, general and administrative expenses for U.S. operations of $0.6 million for the 2002 quarter is primarily due to reductions in association dues, professional fees and travel and entertainment expenses.

        EXPLORATION expense for the 2002 quarter decreased $0.2 million, or 50%, compared to the 2001 quarter. All of the reduction was attributable to U.S. operations and it was due to the suspension of all drilling and fieldwork on the Company's Missouri and South African exploration properties in an effort to conserve cash.

        UNREALIZED GAINS ON DERIVATIVES related to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for the 2002 quarter resulted from the LME lead price at January 31, 2002 being higher than the settlement price on certain sold futures contracts.

        INCOME FROM OPERATIONS for the 2002 quarter was $6.5 million compared to a loss of $0.9 million for the 2001 quarter. Income from Peruvian operations decreased by $2.1 million for the 2002 quarter. An improvement of $9.5 million attributable to U.S. operations was primarily due to the factors discussed above.

        INTEREST EXPENSE decreased $2.1 million in the 2002 quarter, compared to the 2002 quarter. Of this decrease, $1.1 million was attributable to Peruvian operations. For U.S. operations, interest expense decreased by $1.0 million in the 2002 quarter, compared to the 2001 quarter, primarily due to lower interest rates on the Company's floating interest rate notes and on the U.S. revolving credit facility.

        INCOME TAX EXPENSE for the 2002 quarter reflects primarily the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133.

RESULTS OF PERUVIAN OPERATIONS

        NET SALES for the 2002 quarter decreased $9.8 million, compared to the 2001 quarter, primarily due to lower realized prices for copper, zinc and silver, partially offset by increased silver sales volume. The realized prices of copper, zinc and silver declined 20%, 28%, and 8% respectively, due to similar declines in market prices, accounting for a $13.6 million reduction in net sales. This decrease was partially offset by higher volumes for silver, gold and copper which increased net sales approximately $3.6 million, compared to the prior year.

        COST OF SALES decreased $7.9 million, from the 2001 quarter to the 2002 quarter due to lower unit production costs partially offset by increased volume. Unit production costs were approximately 8%lower than the prior year, decreasing cost of sales approximately $10.3 million. The reduction was due to lower feed costs, resulting from lower market prices for copper, zinc and silver, partially offset by lower treatment and refining charges, coupled with a 5% decline in production costs. The lower production costs were partially offset by volume changes, primarily the items mentioned above, which increased cost of sales approximately $3.2 million.

        DEPRECIATION AND AMORTIZATION expense increased by $0.2 million in the 2002 quarter, compared to the 2001 quarter, primarily due to recent capital additions.

        SELLING GENERAL AND ADMINISTRATIVE EXPENSES decreased $0.9 million for the 2002 quarter, primarily due to a reduction of expenses related to the helicopter, which was sold in the third quarter of 2001, and lower legal fees, partially offset by increased insurance expense.

        UNREALIZED LOSS ON DERIVATIVES relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Losses for the 2002 quarter resulted from lower metal prices.

        INCOME FROM OPERATIONS decreased $2.1 million in the 2002 quarter compared to the 2001 quarter due primarily to the factors discussed above.

        CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE in the 2001 quarter relates to the adoption of FAS 133. See "Item 1. Financial Statements - Note 2 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and the two revolving credit facilities discussed previously. As of January 31, 2002, $33.1 million was outstanding, exclusive of $8.7 million of letters of credit, under the Doe Run Revolving Credit Facility.

        The Doe Run Peru Revolving Credit Facility provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, based upon specific percentages of eligible receivables and inventories. In addition the lender provides a separate line of $12.0 million for the issuance of guarantee letters. The sum of the advances on both of these lines is limited to $40.0 million. At January 31, 2002, $29.0 million, exclusive of $2.5 million of letters of credit, was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At January 31, 2002, $2.2 million of customs bonds was outstanding under these arrangements.

        In the 2002 quarter, cash provided by operating activities was $1.7 million and was negatively impacted by the build in inventories during the quarter reflecting the weakened demand for lead metal previously discussed, cash used in investing activities was $4.7 million and cash provided by financing activities was $2.7 million.

        In the U.S., the Company had capital expenditures of $2.3 million for the 2002 quarter and has projected total capital expenditures of approximately $11.1 million for fiscal 2002, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $68.9 million per year on repairs and maintenance from fiscal 1996 through fiscal 2001. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

        As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. For expenditures through October 31, 2001, Centromin has approved qualifying expenditures under the investment commitment of approximately $103 million. Additional expenditures for the first quarter of fiscal 2002 have not yet been approved. Peruvian operations had capital expenditures of $2.4 million in the 2002 quarter and have projected capital expenditures of approximately $16.4 million for fiscal 2002, primarily for environmental improvements and to support ongoing operations.

        The Company has substantial indebtedness and debt service requirements. As of January 31, 2002, on a consolidated basis, the Company had $498.8 million of indebtedness outstanding, or $373.8 million net of the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Peru, securing indebtedness of a like amount. As has been previously discussed, the Company announced on April 15th that it had reached an agreement in principle that should enable the Company to restructure its existing debt and that, if successful, would significantly reduce the Company's outstanding debt. If the Company is able to complete the restructuring as planned, future debt service requirements will be reduced, liquidity will be improved and the Company should be able to continue operations at current levels.

        The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, and the indentures governing the Notes contain numerous covenants and restrictions. The more restrictive covenants included limitations on allowable indebtedness and maintenance of a minimum net worth, as defined, a limitation on capital expenditures in the U.S. and requirements for earnings before interest, taxes, depreciation, depletion, amortization and adjustments made in accordance with FAS 133 (EBITDA) in the U.S. The indentures covering the Company's Notes limit principal outstanding under various Peruvian working capital facilities to $60 million.

        As discussed previously, the Company is currently in default of various covenants. See discussion regarding pending restructuring in LIQUIDITY.

        The following tables summarize Doe Run's contractual obligations and commercial commitments at January 31, 2002. For a discussion of environmental and reclamation obligations, see "Item 1. Financial Statements - Note 7 to the Company's Consolidated Financial Statements".

     Contractual Obligations:     ($ millions)                Payments Due By Period
     ------------------------                  ----------------------------------------------------
                                                  Less Than       1 - 3       4 - 5       After 5
                                      Total        1 Year         Years       Years        Years
                                      -----        ------         -----       -----        -----
     Current portion of
       long-term debt               $   66.3      $  66.3             -           -           -
     Long-term Debt (a)                432.5            -       $ 432.5           -           -
     Operating Leases                   18.4          7.1           8.1       $ 1.2       $ 2.0
     Capital Leases                     10.2          5.0           5.2           -           -
     Rents and Royalties                 3.4           .3            .9          .5         1.7
                                   -----------   ------------  ----------    ---------   ---------
            Total                   $  530.8      $  78.7       $ 446.7       $ 1.7       $ 3.7
                                   ===========   ============  ==========    =========   =========

               (a) Total long-term debt, net of the $125 special term deposit, is $308.4. Subsequent to January 31, 2002, the Company was in default of the covenants related to long-term debt. See "Item 8. Financial Statements and Supplementary Data - Note 4 to the Company's Condensed Consolidated Financial Statements".

     Commercial Commitments:     ($ millions)                  Payments Due By Period
     -----------------------                   ------------------------------------------------------
                                                  Less Than      1 - 3        4 - 5        After 5
                                     Total         1 Year        Years        Years         Years
                                     -----         ------        -----        -----         -----
     Customs Bonds                  $  2.2         $  2.2          -            -              -
     Standby Letters of Credit        11.2            5.7          -            -          $ 5.5
     Tolling Commitments                  (b)           -          -            -              -
     Purchase Commitments                 (c)           -          -            -              -
     Sales Commitments                    (d)           -          -            -              -
                                   ------------  ------------   ---------     --------    ----------
            Total                   $ 13.4         $  7.9          -            -          $ 5.5
                                   ============  ============   =========     ========    ==========

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

        The Company is required and plans to adopt the provisions of Statement No. 143 as of November 1, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report. It is currently the Company's practice to accrue for mine and other closure obligations at their estimated, undiscounted cost. See "Item 1. Financial Statements", Note 7 to the Company's Consolidated Financial Statements for disclosures related to these obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company has outstanding $55 million of floating interest rate senior notes on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At January 31, 2002, the effective rate was approximately 9.38%.

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

PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS
        No developments since Form 10K May 14, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.
        None

(b) REPORTS ON FORM 8-K.

        The Company filed a current report on Form 8-K dated January 30, 2002 reporting that the Company had initiated discussions with certain holders of its 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 to negotiate a restructuring of the Notes. The Company also reported that although the Company was not in default on any of its obligations relating to the Notes at that time, the continuation of weak prices for its primary products had reduced liquidity to the extent that the Company was uncertain that payment of the interest on the Notes due March 15, 2002 could be assured. Accordingly, unless market conditions improve, the Company anticipated that it would not make such interest payments.

        The Company filed a current report on Form 8-K dated March 15, 2002 reporting that the Company did not make a scheduled interest payment due on March 15th on the Company's 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 and that the Company did not foresee being able to make the required interest payments prior to the expiration of the grace periods granted by the indentures governing the Notes, all of which expire April 15, 2002. The Company also reported that is was in detailed negotiations with a significant holder of the Notes and The Renco Group, Inc. with respect to the terms of a proposed restructuring transaction which would include a significant cash investment by the holder and Renco and would require the participation by a significant number of holders of the Notes in an exchange offer and tender offer. Pursuant to the terms of the proposed transaction, the Company would be able to continue to operate all its facilities at present levels and the Company's trade creditors would not be adversely affected.

        The Company filed a current report on Form 8-K dated April 15, 2002 reporting that it had reached an agreement in principle with The Renco Group, Inc. and Regiment Capital Advisors, LLC for Renco and Regiment to provide Doe Run with significant capital that should enable Doe Run to restructure its existing debt. The Company also reported that the non-binding agreement in principle was subject to agreement on the terms of definitive documentation and the successful completion of the transactions was subject to several conditions, including, among others, the participation by holders of 90% of the aggregate principal amount of each class of Notes in a cash tender offer and/or an exchange offer and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities. Pursuant to the terms of the proposed transaction, Doe Run would be able to continue to operate all its facilities at present levels and the Company's trade creditors would not be adversely affected.

        The Company filed a current report on Form 8-K dated May 15, 2002 in which it made public the terms of the transactions contemplated by the agreement in principle announced on the Form 8-K dated April 15, 2002. Readers are directed to the From 8-K dated April 15, 2002 for a detailed description of these transactions as well as a discussion of the conditions precedent to the consummation of such transactions which include, among others, (i) the participation by holders of 90% of the aggregate principal amount of each class of Notes in a cash tender offer or exchange offer described in the Form 8-K dated May 15, 2002; (ii) the participation of at least $125,000,000 aggregate principal amount of Notes in the cash tender offer; (iii) satisfactory modification of Doe Run's domestic and Peruvian revolving credit facilities; (iv) the entrance by Doe Run into definitive loan documentation with Regiment Capital Advisors, LLC ("Regiment") relating to a new senior secured credit facility pursuant to which Regiment will initially loan Doe Run $35,700,000; and (v) the absence of a material adverse change with respect to Doe Run or Doe Run Peru. There can be no assurance that the transactions described herein or in the Form 8-K dated May 15, 2002 can be successfully completed.

                               S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE DOE RUN RESOURCES CORPORATION
                                (Registrant)


         MAY 16, 2002           /s/ Marvin K. Kaiser
         ------------           ------------------------------------------------
              Date              Marvin. K. Kaiser
                                Executive Vice President and Chief Financial
                                and Administrative Officer
                                (duly authorized officer and principal financial
                                officer)