Form 10-Q
period 2002-04-30
DOE RUN RESOURCES CORP
filed 2002-06-28
CIK 1061112

Use these links to rapidly review the document
THE DOE RUN RESOURCES CORPORATION INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2002
Or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-66291

The Doe Run Resources Corporation
(Exact name of registrant as specified in its charter)

New York	13-1255630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1801 Park 270 Drive, Suite 300 St. Louis, Missouri	63146
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code    (314) 453-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes        ☒ No

Number of shares outstanding of each of the issuer's classes of common stock, as of June 28, 2001:

Common stock, $.10 par value    1,000 shares

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
The Doe Run Resources Corporation
Condensed Consolidated Balance Sheets April 30, 2002 and October 31, 2001
Condensed Consolidated Statements of Operations three and six months ended April 30, 2002 and 2001
Condensed Consolidated Statements of Comprehensive Income six months ended April 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows six months ended April 30, 2002 and 2001
Notes to Consolidated Financial Statements
Doe Run Peru S.R.L.
Condensed Consolidated Balance Sheets April 30, 2002 and October 31, 2001
Condensed Consolidated Statements of Operations three and six months ended April 30, 2002 and 2001
Condensed Consolidated Statements of Cash Flows six months ended April 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information.
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.
Signatures

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	April 30, 2002	October 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$2,251	$6,263
Trade accounts receivable, net of allowance for doubtful accounts	63,083	73,006
Inventories	116,270	107,404
Prepaid expenses and other current assets	25,957	19,331

Total current assets	207,561	206,004
Property, plant and equipment, net	261,232	264,300
Special term deposit	125,000	125,000
Other noncurrent assets, net	5,476	7,811

Total assets	$599,269	$603,115

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$371,940	$62,611
Accounts payable	47,476	52,037
Accrued liabilities	72,027	58,329

Total current liabilities	491,443	172,977
Long-term debt, less current maturities	128,931	433,370
Other noncurrent liabilities	60,602	62,569

Total liabilities	680,976	668,916
Shareholder's deficit:
Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding	—	—
Additional paid-in capital	5,238	5,238
Accumulated deficit	(73,640)	(57,726)
Accumulated other comprehensive losses	(13,305)	(13,313)

Total shareholder's deficit	(81,707)	(65,801)

Total liabilities and shareholder's deficit	$599,269	$603,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net sales	$160,840	$191,600	$317,376	$378,825
Costs and expenses:
Cost of sales	146,898	171,440	284,379	343,978
Depletion, depreciation and amortization	7,646	7,513	15,148	15,034
Selling, general and administrative	6,770	7,353	13,023	15,068
Exploration	262	411	461	828
Unrealized gain on derivative financial instruments	(253)	(310)	(1,639)	(366)

Total costs and expenses	161,323	186,407	311,372	374,542

Income (loss) from operations	(483)	5,193	6,004	4,283
Other income (expense):
Interest expense	(14,201)	(14,866)	(28,171)	(30,925)
Interest income	3,528	3,740	7,067	7,334
Other, net	(606)	15	(814)	351

	(11,279)	(11,111)	(21,918)	(23,240)

Loss before income tax expense (benefit)	(11,762)	(5,918)	(15,914)	(18,957)
Income tax expense (benefit)	(539)	(344)	—	73

Loss before cumulative effect of change in accounting principle	(11,223)	(5,574)	(15,914)	(19,030)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(3,774)

Net loss	$(11,223)	$(5,574)	$(15,914)	$(22,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Six Months Ended April 30,
	2002	2001
Net loss	$(15,914)	$(22,804)
Unrealized gain on derivative financial instruments, net	—	142

Comprehensive loss	$(15,914)	$(22,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended April 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(15,914)	$(22,804)
Cumulative effect of change in accounting principle	—	4,254
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	15,148	15,034
Imputed interest and amortization of deferred financing costs	1,811	1,850
Unrealized gain on derivative financial instruments	(1,639)	(366)
Deferred income taxes	—	(666)
Increase resulting from other changes in assets and liabilities:	4,470	6,354

Net cash provided by operating activities	3,876	3,656
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,303)	(13,834)

Net cash used in investing activities	(12,303)	(13,834)
Cash flows from financing activities:
Proceeds from revolving loans and short term borrowings, net	6,665	10,978
Payments on long-term debt	(2,131)	(2,011)
Payment of deferred financing costs	(119)	(375)

Net cash provided by financing activities	4,415	8,592

Net decrease in cash	(4,012)	(1,586)
Cash at beginning of period	6,263	8,295

Cash at end of period	$2,251	$6,709

Supplemental disclosure of cash flow information —
Cash paid during the period for:
Interest, net of capitalized interest	$862	$29,131

Income taxes	$6	$390

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands)

(1)  Summary of Significant Accounting Policies

  Unaudited Interim Financial Statements

        These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2002 and results of operations for the three and six month periods ended April 30, 2002 and 2001. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  Inventories

        Inventories consist of the following:

	April 30, 2002	October 31, 2001
Finished metals and concentrates	$22,094	$15,887
Metals and concentrates in process	64,491	59,960
Materials, supplies and repair parts	29,685	31,557

	$116,270	$107,404

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,673 and $5,484 at April 30, 2002 and October 31, 2001, respectively.

(3)  Debt

        Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), the expiration of the grace period during which the Company could cure the non-payment and the violation of other financial covenants, the Company is in default of its covenants under the Notes indentures and its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. As a result, the related debt balances are classified as current at April 30, 2002. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

        On June 6, 2002, the Company simultaneously commenced (a) a consensual cash tender offer pursuant to which it will spend up to $44,000 to purchase a portion of its outstanding Notes (the Cash Offer), and (b) an exchange offer for the balance of the Notes (the Exchange Offer) (collectively, the Offers). Under the Cash Offer, the Company will select the highest price specified by a holder of the Notes validly tendered in the Cash Offer that will allow the purchase of the maximum amount of Notes for an aggregate purchase price not to exceed $44,000. This price will not be greater than $350 or less than $250 per $1,000 face amount of Notes tendered (prices not in thousands). Under the Exchange Offer, the Company is offering holders of the Notes Exchange Notes with an aggregate principal amount of $770 per $1,000 principal amount of the 11 1/4% Senior Secured Notes and $670 per $1,000 principal amount of the 11 1/4% Senior Notes and Floating Interest Rate Notes, in addition to interest due and unpaid thereon.

        In connection with the Offers, pursuant to an agreement in principle announced on April 15, 2002, the Company's ultimate parent, The Renco Group, Inc. (Renco), will purchase $20 million of the Company's preferred stock and Regiment Capital Advisors LLC (Regiment), a significant holder of the Notes, will commit to lend the Company $35 million and will offer other holders of Notes the opportunity to participate in making such loan. The $55 million in proceeds of the Renco investment and the loan from Regiment, together with borrowings under its revolving credit facility will be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer will significantly reduce the Company's future debt service in an effort to provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect the Company's trade creditors.

        Consummation of the offers is subject to agreement on the terms with Regiment, definitive documentation and the successful completion of several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the Offers and the satisfactory modification of Doe Run's United States and Peruvian revolving credit facilities.

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

	Three Months Ended April 30,		Six Months Ended April 30
	2002	2001	2002	2001
Operating Segments — Revenues
Revenues from external customers:
Peruvian operations	$104,326	$113,237	$205,781	$224,512
Primary lead	33,714	51,038	66,817	102,228
Secondary lead	18,491	20,420	35,461	38,503
Fabricated products	4,468	5,462	8,475	11,221

Total	160,999	190,157	316,534	376,464
Revenues from other operating segments: (1)
Peruvian operations	—	—	—	—
Primary lead	401	973	986	1,548
Secondary lead	153	97	239	304
Fabricated products	—	—	—	—

Total	554	1,070	1,225	1,852

Total revenues for reportable segments	161,553	191,227	317,759	378,316
Other revenues/gains (losses) (2)	(159)	1,443	842	2,361
Intersegment eliminations	(554)	(1,070)	(1,225)	(1,852)

Total consolidated revenues	$160,840	$191,600	$317,376	$378,825

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

(2)
Other revenues consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts.Decrease from prior year is due to the effect of lower metal prices on closed positions.

	Three Months Ended April 30,		Six Months Ended April 30
	2002	2001	2002	2001
Operating Segments — EBITDA (Earnings before interest, taxes, and depletion, depreciation and amortization), excluding the effects of FAS 133
Peruvian operations	$4,367	$9,065	$11,748	$17,616
Primary lead	3,090	2,255	6,971	(114)
Secondary lead	4,231	4,590	8,612	8,038
Fabricated products	758	366	1,259	867

Total reportable segments	12,446	16,276	28,590	26,407
Other revenues and expenses (3)	(2,031)	256	(2,392)	890
Corporate selling, general and administrative expenses	(4,123)	(4,132)	(7,512)	(7,996)
Intersegment eliminations	12	11	13	1

Consolidated EBITDA	6,304	12,411	18,699	19,302
Depreciation, depletion and amortization	(7,646)	(7,513)	(15,148)	(15,034)
Interest income	3,528	3,740	7,067	7,334
Interest expense	(14,201)	(14,866)	(28,171)	(30,925)
Unrealized gain on derivative financial instruments	253	310	1,639	366

Loss before income taxes	$(11,762)	$(5,918)	$(15,914)	$(18,957)

(3)
Other revenues and expenses include primarily realized gains (losses) on derivatives contracts, exploration expenses, and adjustments necessary to state primary and secondary lead inventories at LIFO cost.

(5)  Hedging and Derivative Financial Instruments

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

        The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of April 30, 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

        The Company's open derivative financial instruments at April 30, 2002 were: (numbers not in thousands)

  Sold (Purchased) Futures Contracts

Metal	Quantity	Weighted Average Price	Fair Market Value	Period
Lead (Hedges)	(1,000) tons	$465.58/ton	$(37,543)	May 02 to Aug. 02
Lead (Other)	(3,767) tons	$464.56/ton	(166,581)	May 02
Copper (Other)	(213) tons	$1610.00/ton	(29,750)	Jul. 02
Silver	775,000 oz.	$5.63/oz.	856,220	May 02
	(900,000) oz.	$5.84/oz.	(1,198,620)	May 02

  Sold (Purchased) Call Option Contracts

Metal	Quantity	Price Range	Fair Market Value	Period
Copper	7,910 tons	$1,451.00/ton to $1,600.00/ton	$(198,887)	May 02 to Nov. 02
	(6,254) tons	$1,520.00/ton to $1,565.00/ton	23,734	May 02 to Jul. 02
Lead	48,529 tons	$431.00/ton to $522.00/ton	(187,167)	May 02 to Dec. 02
	(6,531) tons	$431.00/ton to $476.00/ton	44,937	May 02 to Dec. 02
Silver	980,000 oz.	$4.50/oz. to $5.00/oz.	(112,006)	May 02 to Dec. 02
	(610,000) oz.	$4.50/oz. to $4.75/oz.	47,884	May 02 to Jul. 02
Gold	14,800 oz.	$280.00/oz. to $305.00/oz.	(451,767)	May 02 to Dec. 02
	(13,550) oz.	$280.00/oz. to $310.00oz.	262,215	May 02 to Jul. 02

  Sold (Purchased) Put Option Contracts

Metal	Quantity	Price Range	Fair Market Value	Period
Copper	4,134 tons	$1,451.00/ton to $1,565.00/ton	$(353,602)	Nov. 01 to Apr. 02
	(3,142) tons	$1451.00/ton to $1565.00/ton	256,894	May 02 to Jun. 02
Lead	34,640 tons	$404.00/ton to $445.00/ton	(554,332)	May 02 to Dec. 02
	(2,976) tons	$431.00/ton	36,937	May 02 to Jun. 02
Silver	180,000 oz.	$4.25/oz.	(23,324)	May 02 to Dec. 02
Gold	7,400 oz.	$280.00/oz.	(57)	May 02 to Dec. 02

        At April 30, 2002, the Company had recorded an asset of $258 and a liability of $1,204 related to the fair market values of these instruments. The Company also had recorded an asset of $38 for the fair value of firm commitments designated as the hedged item in fair value hedges.

(6)  Environmental and Litigation Matters

Environmental

        The Company has recorded a liability of approximately $27,471 as of April 30, 2002, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

        The Company signed a voluntary Administrative Order on Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. The U.S. Environmental Protection Agency (EPA) and the Missouri Department of Natural Resources (DNR) signed the AOC with an effective date of May 29, 2001. In addition, the Company has agreed to replace the soil in yards of private residences within a four-tenths of a mile radius of the smelter. The Company also agreed to test soils in an area outside the half-mile zone to determine if additional remediation is required. In September 2001, the Company agreed to an acceleration of the lead testing program on the remaining area within one mile of the smelter. As a result of the completion of this testing, the Company signed an AOC with the U.S. EPA on December 21, 2001. The new AOC requires additional yard replacement relating to those residences with the highest soil lead measurements and those with children. The current total estimated cost of community cleanup, included in the Company's accrual for remediation costs, is approximately $1,500, with the spending to be completed by the end of calendar 2002. At this time, it is not possible to determine the outcome of the remaining areas of study or what additional remediation actions, if any, may be required after the study is completed. Estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of additional regulatory decisions.

        On April 26, 2002, the Company signed a Settlement Agreement with the State of Missouri whereby it agreed to offer buyouts to approximately 160 homeowners in an area close to the smelter. Under the terms of the proposed buyout plan, an estimated 26 homeowners, each having children less than 72 months old living in them, would be offered immediate buyouts with the remaining affected homeowners to be extended buyout offers by the end of 2004. The amount to be paid to the homeowners who accept the buyout offer will be based on an appraisal of the property's value at August 31, 2001. The accrual for cleanup at April 30, 2002 does not include any cost associated with the buyout plan, which could be as high as $10,000 if all affected homeowners accept the Company's buyout offer. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the homeowners will accept the buyout offer, or, if the buyout offer is accepted, what the price to be paid for the property will be. The Company will attempt to rent out certain purchased houses, once they are remediated to the standards required by the regulatory agencies. To the extent the Company will be able to rent these properties, the fair value will be capitalized. To the extent the properties cannot be rented out, or the amount paid exceeds the fair value of the property at the buyout date, an impairment loss will be recognized.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum smelter site. The Company does not believe that there has been any violation of law and is cooperating with state and federal agencies in their investigation into the allegations.

        The Company, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgment entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Capital expenditures for this plan were $5,900 in fiscal 2001. Capital expenditures are expected to total $4,500 in fiscal 2002, and $1,000 in 2003. A substantial part of the equipment is now in place and the monitors are reflecting compliance.

        In June 2002, the Company received from the Missouri DNR two notices of violation at the Herculaneum and Glover primary smelters claiming violations of the smelters' metallic minerals permits concerning the storage of slag material. A request for informal settlement meetings, as provided under the statute, has been made. The Company does not believe that resolution of these matters will have an material adverse impact on the Company.

        The Company has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of April 30, 2002 of approximately $6,200 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

        The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of April 30, 2002 of approximately $1,200 for corrective action and $2,900 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

        The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,500 as of April 30, 2002.

        In June 2002, the Company received from the Missouri DNR a notice of violation relating to blowing tailings at its Fletcher Mine. Until more information is obtained from the Missouri DNR, the Company is unable to determine whether this matter could have a material adverse effect on the Company.

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

        Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

  •
  New sulfuric acid plants
  •
  Treatment plant for the copper refinery effluent
  •
  Industrial waste water treatment plant for the smelter and refinery
  •
  Improve Huanchan lead and copper slag deposits
  •
  Build an arsenic trioxide deposit
  •
  Management and disposal of lead and copper slag wastes
  •
  Domestic waste water treatment and domestic waste disposal
  •
  Monitoring station

        Through April 30, 2002, the Company had spent approximately $27,500 on projects under the La Oroya PAMA.

        Annual spending on a calendar year basis approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, is as follows:

Year	Estimated cost
2002	$5,750
2003	9,350
2004	12,800
2005	53,500
2006	67,700

$149,100

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

        The Cobriza mine has a separate PAMA in which the Company has committed to complete projects to manage tailings, mine drainage, sewage and garbage by mid-2002. The Company has spent approximately $9,000 under the PAMA as of April 30, 2002. After beginning construction on the largest of the projects, the tailings backfill project, revisions to the cost estimate increased substantially. As a result, the Company has requested a revision of its PAMA from the MEM, which would allow it to operate for a time after the end of the current PAMA without completing the backfill project. Future economic and operating conditions could affect the Company's ability to complete the backfill project. In April 2002, the MEM proposed a regulation authorizing an extension of the PAMA to all mining facilities for up to 18 months for work remaining under the PAMA. For companies still not in compliance at the end of this extension period, each company would be required to close the operation, pursuant to the approval of a closure plan. In light of this pending regulation, the Company will be re-evaluating its options with the expectation that a decision will be made within the next six to twelve months regarding the future course of action to be taken.

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

  Litigation

        The Company is a defendant in twelve lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Four of these cases are class action lawsuits. In two separate cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In a third case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were nine months to six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. In a fourth case, plaintiffs seek to have certified a class of employees of independent contractors who worked at the Herculaneum smelter. Seven of the cases are personal injury actions by 35 individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The last suit is a property damage case alleging lead contamination of fill material used on the plaintiff's property.

        A resident of Herculaneum has retained counsel who has forwarded to the Company information about personal injuries allegedly resulting from exposure to emissions from the smelter. No suit has yet been filed against the Company in this matter, but a request for settlement has been made by the individual.

        The Company is a defendant in five lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived or went to school or day care in Bonne Terre, Missouri or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County. The fifth case, filed in July 2001, alleges personal injury against two children living in St. Francois County.

        Six lawsuits have been filed against the Company each alleging personal injury to a child living in Ottawa County, Oklahoma as a result of lead contamination from chat piles and/or tailings generated by historic operations of the Company's predecessor.

        The Company, with several other defendants, has been named in four cases in Maryland, but not served in any of these cases. These suits seek damages, alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. The suits seek punitive damages. The Company has recently been dismissed from two similar cases in which it was joined as a defendant. Unless The Company is actually served in one or more of these cases, material liability from these cases is considered remote.

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

        One hundred and sixteen individuals have filed 12 cases that list the Company among other defendants, alleging that the employees or ex-employees of Burlington Northern Railroad who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. An ex-employee of the Terminal Rail Road Association of St. Louis has filed a similar case.

        The Company has been named as a defendant in a breach of contract/warranty action for damages arising from the sale of allegedly impure lead. The plaintiff has indicated, although the amount has not been confirmed through depositions, that its claims exceed $1,000.

        On January 15, 2002, the Company received a Demand for Arbitration regarding the amounts Fabricated Products, Inc.(FPI) paid under an Asset Purchase Agreement with the previous owners of the Seafab Metals division of FPI. The Company has entered a counterclaim in the arbitration proceedings.

        On February 28, 2002, FPI and others were served with a wrongful death action on behalf of the estate of a worker at FPI's Vancouver facility.

        On June 24, 2002 Company was named in an asbestos injury suit by an individual against fifty-nine companies, alleging that he was exposed for over 44 years to asbestos including exposure at St. Joe Minerals Corporation premises in Viburnum and Bixby, Missouri.

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

        The Company has been named as a party in various lawsuits related to operations of the Company's predecessor. Fluor Corporation, the owner of the Company's predecessor, retained the obligation for any costs of defense or claims relating to these lawsuits. Should Fluor Corporation become unable to fulfill its contractual obligation, the Company could be liable for any costs or claims resulting from these lawsuits. There is no reason at this time to believe that Fluor Corporation could not fulfill its contractual obligations.

(7)  Liquidity

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

        The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $75.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories

        Net unused availability at April 30, 2002 was $7.4 million under the Doe Run Revolving Credit Facility and $0.1 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $2.2 million of cash at April 30, 2002. At May 31, 2002 availability was $7.3 million under the Doe Run Revolving Credit Facility and $0.7 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $9.9 million.

        If successful, the cash tender offer and the exchange offer described in Note 3 will significantly reduce the Company's future debt service in an effort to provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect the Company's trade creditors.

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

Condensed Consolidating Balance Sheet
As of April 30, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$2,251	$—	$2,251
Trade accounts receivable, net of allowance for doubtful accounts	31,905	3,883	27,675	(380)	63,083
Inventories	51,273	1,562	63,447	(12)	116,270
Prepaid expenses and other current assets	9,653	55	16,249	—	25,957
Due from subsidiaries	22,753	—	—	(22,753)	—

Total current assets	115,584	5,500	109,622	(23,145)	207,561
Property, plant and equipment, net	114,509	4,442	142,281	—	261,232
Special term deposit	125,000	—	—	—	125,000
Other noncurrent assets, net	5,166	169	141	—	5,476
Investment in subsidiaries	13,217	—	—	(13,217)	—

Total assets	$373,476	$10,111	$252,044	$(36,362)	$599,269

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$338,774	$—	$33,166	$—	$371,940
Accounts payable	17,782	638	29,436	(380)	47,476
Accrued liabilities	46,996	511	24,520	—	72,027
Due to parent	—	7,093	15,660	(22,753)	—

Total current liabilities	403,552	8,242	102,782	(23,133)	491,443
Long-term debt, less current maturities	105	—	128,826	—	128,931
Other noncurrent liabilities	51,526	1,410	7,666	—	60,602

Total liabilities	455,183	9,652	239,274	(23,133)	680,976
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding	0	—	—	—	0
Common stock, $1 par value, 1,000 shares authorized, issued, and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	5,238	1,205	—	(1,205)	5,238
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(86,945)	(747)	10,765	(10,018)	(86,945)

Total shareholders' equity (deficit)	(81,707)	459	12,770	(13,229)	(81,707)

Total liabilities and shareholders' equity (deficit)	$373,476	$10,111	$252,044	$(36,362)	$599,269

Condensed Consolidating Balance Sheet
As of October 31, 2001

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$6,263	$—	$6,263
Trade accounts receivable, net of allowance for doubtful accounts	41,944	5,975	25,352	(265)	73,006
Inventories	44,654	1,623	61,152	(25)	107,404
Prepaid expenses and other current assets	10,695	89	8,547	—	19,331
Due from subsidiaries	16,783	—	—	(16,783)	—

Total current assets	114,076	7,687	101,314	(17,073)	206,004
Property, plant and equipment, net	118,927	5,126	140,247	—	264,300
Special term deposit	125,000	—	—	—	125,000
Other noncurrent assets, net	7,401	185	225	—	7,811
Investment in subsidiaries	19,690	—	—	(19,690)	—

Total assets	$385,094	$12,998	$241,786	$(36,763)	$603,115

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$37,423	$—	$25,188	$—	$62,611
Accounts payable	21,361	2,770	28,171	(265)	52,037
Accrued liabilities	36,140	397	21,792	—	58,329
Due to parent	—	7,910	8,873	(16,783)	—

Total current liabilities	94,924	11,077	84,024	(17,048)	172,977
Long-term debt, less current maturities	302,402	—	130,968	—	433,370
Other noncurrent liabilities	53,569	1,660	7,340	—	62,569

Total liabilities	450,895	12,737	222,332	(17,048)	668,916
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding	0	—	—	—	0
Common stock, $1 par value, 1,000 shares authorized, issued, and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	5,238	1,205	—	(1,205)	5,238
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(71,039)	(945)	17,449	(16,504)	(71,039)

Total shareholders' equity (deficit)	(65,801)	261	19,454	(19,715)	(65,801)

Total liabilities and shareholders' equity (deficit)	$385,094	$12,998	$241,786	$(36,763)	$603,115

Consolidating Statement of Operations
Six Months Ended April 30, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$108,861	$8,475	$205,781	$(5,741)	$317,376
Costs and expenses:
Cost of sales	90,287	6,615	188,715	(1,238)	284,379
Depletion, depreciation and amortization	9,087	743	5,318	—	15,148
Selling, general and administrative	7,512	601	9,426	(4,516)	13,023
Exploration	414	—	47	—	461
Unrealized (gain)/loss on derivatives	(1,826)	(7)	194	—	(1,639)

Total costs and expenses	105,474	7,952	203,700	(5,754)	311,372

Income from operations	3,387	523	2,081	13	6,004
Other income (expense):
Interest expense	(19,782)	(333)	(8,389)	333	(28,171)
Interest income	7,368	—	32	(333)	7,067
Other, net	(406)	—	(408)	—	(814)
Equity in earnings of subsidiaries	(6,481)	—	—	6,481	—

	(19,301)	(333)	(8,765)	6,481	(21,918)

Income (loss) before income tax expense	(15,914)	190	(6,684)	6,494	(15,914)
Income tax expense	—	—	—	—	—

Net income (loss)	$(15,914)	$190	$(6,684)	$6,494	$(15,914)

Consolidating Statement of Operations
Six Months Ended April 30, 2001 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$149,761	$11,221	$224,512	$(6,669)	$378,825
Costs and expenses:
Cost of sales	135,797	9,564	200,470	(1,853)	343,978
Depletion, depreciation and amortization	9,489	791	4,754	—	15,034
Selling, general and administrative	7,996	779	11,110	(4,817)	15,068
Exploration	828	—	—	—	828
Unrealized (gain)/loss on derivatives	701	(6)	(1,061)	—	(366)

Total costs and expenses	154,811	11,128	215,273	(6,670)	374,542

Income from operations	(5,050)	93	9,239	1	4,283
Other income (expense):
Interest expense	(21,525)	(423)	(9,397)	420	(30,925)
Interest income	7,579	—	175	(420)	7,334
Other, net	495	(11)	(133)	—	351
Equity in earnings of subsidiaries	(1,604)	—	—	1,604	—

	(15,055)	(434)	(9,355)	1,604	(23,240)

Income (loss) before income tax expense	(20,105)	(341)	(116)	1,605	(18,957)
Income tax expense	50	—	23	—	73

Income (loss) before cumulative effect of change in accounting principle	(20,155)	(341)	(139)	1,605	(19,030)
Cumulative effect of change in accounting principle, net of income tax benefit	(2,649)	—	(1,125)	—	(3,774)

Net income (loss)	$(22,804)	$(341)	$(1,264)	$1,605	$(22,804)

Consolidating Statement of Operations
Three Months Ended April 30, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$54,895	$4,468	$104,326	$(2,849)	$160,840
Costs and expenses:
Cost of sales	46,689	3,418	97,357	(566)	146,898
Depletion, depreciation and amortization	4,576	371	2,699	—	7,646
Selling, general and administrative	4,123	292	4,650	(2,295)	6,770
Exploration	215	—	47	—	262
Unrealized (gain)/loss on derivatives	(329)	(7)	83	—	(253)

Total costs and expenses	55,274	4,074	104,836	(2,861)	161,323

Income (loss) from operations	(379)	394	(510)	12	(483)
Other income (expense):
Interest expense	(9,986)	(160)	(4,329)	274	(14,201)
Interest income	3,790	—	12	(274)	3,528
Other, net	(359)	—	(247)	—	(606)
Equity in earnings of subsidiaries	(4,289)	—	—	4,289	—

	(10,844)	(160)	(4,564)	4,289	(11,279)

Income (loss) before income tax expense	(11,223)	234	(5,074)	4,301	(11,762)
Income tax benefit	—	—	(539)	—	(539)

Net income (loss)	$(11,223)	$234	$(4,535)	$4,301	$(11,223)

Consolidating Statement of Operations
Three Months Ended April 30, 2001 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$76,396	$5,462	$113,237	$(3,495)	$191,600
Costs and expenses:
Cost of sales	66,555	4,720	101,246	(1,081)	171,440
Depletion, depreciation and amortization	4,753	396	2,364	—	7,513
Selling, general and administrative	4,131	370	5,277	(2,425)	7,353
Exploration	411	—	—	—	411
Unrealized (gain)/loss on derivatives	(42)	55	(323)	—	(310)

Total costs and expenses	75,808	5,541	108,564	(3,506)	186,407

Income from operations	588	(79)	4,673	11	5,193
Other income (expense):
Interest expense	(10,608)	(211)	(4,256)	209	(14,866)
Interest income	3,837	—	112	(209)	3,740
Other, net	93	(4)	(74)	—	15
Equity in earnings of subsidiaries	541	—	—	(541)	—

	(6,137)	(215)	(4,218)	(541)	(11,111)

Income (loss) before income tax expense (benefit)	(5,549)	(294)	455	(530)	(5,918)
Income tax expense (benefit)	25	—	(369)	—	(344)

Net income (loss)	$(5,574)	$(294)	$824	$(530)	$(5,574)

Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(1,299)	$874	$(2,180)	$6,481	$3,876
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,363)	(57)	(7,883)	—	(12,303)
Investment in subsidiaries	6,481	—	—	(6,481)	—

Net cash used in investing activities	2,118	(57)	(7,883)	(6,481)	(12,303)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	(1,335)	—	8,000	—	6,665
Payments on long-term debt	(52)	—	(2,079)	—	(2,131)
Payment of deferred financing costs	(119)	—	—	—	(119)
Due to/due from parent/subsdiaries	687	(817)	130	—	—

Net cash provided by (used in) financing activities	(819)	(817)	6,051	—	4,415

Net decrease in cash	—	—	(4,012)	—	(4,012)
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$2,251	$—	$2,251

Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2001 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(8,996)	$(962)	$12,010	$1,604	$3,656
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,470)	—	(6,364)	—	(13,834)
Investment in subsidiaries	1,604	—	—	(1,604)	—

Net cash used in investing activities	(5,866)	—	(6,364)	(1,604)	(13,834)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	16,794	—	(5,816)	—	10,978
Payments on long-term debt	(194)	—	(1,817)	—	(2,011)
Payment of deferred financing costs	(375)	—	—	—	(375)
Due to/due from parent/subsdiaries	(1,363)	962	401	—	—

Net cash provided by (used in) financing activities	14,862	962	(7,232)	—	8,592

Net decrease in cash	—	—	(1,586)	—	(1,586)
Cash at beginning of period	—	—	8,295	—	8,295

Cash at end of period	$—	$—	$6,709	$—	$6,709

DOE RUN PERU S.R.L.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	April 30, 2002	October 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$2,251	$6,263
Trade accounts receivable, net of allowance for doubtful accounts	27,675	25,352
Inventories	63,447	61,152
Prepaid expenses and other current assets	16,249	8,547

Total current assets	109,622	101,314
Property, plant and equipment, net	142,281	140,247
Other noncurrent assets, net	141	225

Total assets	$252,044	$241,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$33,166	$25,188
Accounts payable	29,436	28,171
Accrued liabilities	24,520	21,792
Due to parent	15,660	8,873

Total current liabilities	102,782	84,024
Long-term debt, less current maturities	128,826	130,968
Other noncurrent liabilities	7,666	7,340

Total liabilities	239,274	222,332
Shareholders' equity:
Capital stock, $0.01 par value, 15,912,083,739 shares in 2002, $0.3709 par value, 729,548,157 shares in 2001 par value, 729,548,157 shares in 2001	2,005	2,005
Retained earnings	10,765	17,449

Total shareholders' equity	12,770	19,454

Total liabilities and shareholders' equity	$252,044	$241,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net sales	$104,326	$113,237	$205,781	$224,512
Costs and expenses:
Cost of sales	97,357	101,246	188,715	200,470
Depreciation and amortization	2,699	2,364	5,318	4,754
Selling, general and administrative	4,650	5,277	9,426	11,110
Exploration	47	—	47	—
Unrealized loss (gain) on derivative financial instruments	83	(323)	194	(1,061)

Total costs and expenses	104,836	108,564	203,700	215,273

Income (loss) from operations	(510)	4,673	2,081	9,239
Other income (expense):
Interest expense	(4,329)	(4,256)	(8,389)	(9,397)
Interest income	12	112	32	175
Other, net	(247)	(74)	(408)	(133)

	(4,564)	(4,218)	(8,765)	(9,355)

Income (loss) before income tax expense (benefit)	(5,074)	455	(6,684)	(116)
Income tax expense (benefit)	(539)	(369)	—	23

Income (loss) before cumulative effect of change in accounting principle	(4,535)	824	(6,684)	(139)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(1,125)

Net income (loss)	$(4,535)	$824	$(6,684)	$(1,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended April 30,
	2002	2001
Net cash provided by (used in) operating activities	$(2,180)	$12,010
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,883)	(6,364)

Net cash used in investing activities	(7,883)	(6,364)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	8,000	(5,816)
Payments on long-term debt	(2,079)	(1,817)
Loans with parent	130	401

Net cash provided by (used in) financing activities	6,051	(7,232)

Net decrease in cash	(4,012)	(1,586)
Cash at beginning of period	6,263	8,295

Cash at end of period	$2,251	$6,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands)

(1)  Basis of Presentation

  Unaudited Interim Financial Statements

        In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of April 30, 2002 and results of operations for the three and six month periods ended April 30, 2002 and 2001. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain prior year balances have been reclassified in order to conform to current presentation.

(2)  Business Combination

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

        For comparability purposes, the merger of Doe Run Peru and Doe Run Mining resulted in the following adjustments to amounts previously reported for Doe Run Peru:

	Three months Ended April 30, 2001	Six months Ended April 30, 2001
Income from Operations
Previously Reported	$4,765	$8,179
Adjustment (a)	(92)	1,060

Reported Herein	$4,673	$9,239

	Three months Ended April 30, 2001	Six months Ended April 30, 2001
Net Income (Loss)
Previously Reported	$4,203	$5,120
Adjustment (b)	(3,379)	(6,384)

Reported Herein	$824	$(1,264)

  (a)
  Adjustment stems from the elimination of related party fees and commissions that had previously been eliminated at the Doe Run Mining level.

  (b)
  Adjustment is primarily the result of additional interest expense of $3,640 and $7,279 for the three and six month periods ended April 30, 2001, respectively, that was previously reported as an expense of Doe Run Mining, partially offset by the elimination of related party fees and commission discussed in note (a).

(3)  Inventories

	April 30, 2002	October 31, 2001
	(unaudited)
Refined metals and concentrates for sale	$1,729	$1,775
Metals and concentrates in process	48,907	45,516
Materials, supplies and spare parts	12,811	13,861

	$63,447	$61,152

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $1,067 and $826 at April 30, 2002 and October 31, 2001, respectively.

(4)  Hedging and Derivative Financial Instruments

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

        The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of April 30, 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

        The Company's open derivative financial instruments at April 30, 2002 were: (numbers not in thousands)

Sold/(Purchased) Futures Contracts

Metal	Quantity	Price Range	Fair Market Value	Period
Copper	(213) tons	$1610.00/ton	(29,750)	Jul. 02
Silver	775,000 oz.	$5.63/oz.	856,220	May 02
	(900,000) oz.	$5.84/oz.	(1,198,620)	May 02

Sold/(Purchased) Call Option Contracts

Metal	Quantity	Price Range	Fair Market Value	Period
Copper	4,713 tons	$1,480.00/ton – $1,600.00/ton	$(167,777)	May 02 – Nov. 02
	(550) tons	$1,519.00/ton	5,022	May 02
Silver	980,000 oz	$4.50/oz – $5.00/oz	(112,006)	May 02 – Dec. 02
	(610,000) oz	$4.50/oz – $4.75/oz	47,884	May 02 – Jul. 02
Gold	14,800 oz	$280.00/oz – $305.00/oz	(451,767)	May 02 – Dec. 02
	(13,550) oz	$280.00/oz – $310.00/oz	262,215	May 02 – Jul. 02

Sold/(Purchased) Put Option Contracts

Metal	Quantity	Price Range	Fair Market Value	Period
Lead	1,653 tons	$435.00/ton	$(29,997)	May 02 – Aug. 02
Silver	180,000 oz	$4.25/oz – 4.25/oz	(23,324)	May 02 – Dec. 02
Gold	7,400 oz	$260.00/oz	(57)	May 02 – Jun. 02
	(7,400) oz	$260.00/oz	57	May 02 – Jun. 02

        At April 30, 2002, the Company had recorded a liability of $946 related to the fair market values of these instruments.

(6)  Related party transactions

        Effective November 1, 2000, the Company terminated all previously existing agreements for services with Doe Run Mining S.R.L and the Doe Run Resources Corporation and replaced them with a Hedging Services Contract and an International Sales Agency Services Contract with the Doe Run Resources Corporation. Under the Hedging Services Contract, the Company will pay to the Doe Run Resources Corporation $42 per month for trading and hedging services. Under the International Sales Agency Services Contract, the Company will pay to the Doe Run Resources Corporation a commission of 2 1/4% of foreign sales. The Contracts cover an initial term of two years, and are annually renewable thereafter. Amounts expensed in the six months ended April 30, 2002 were $252 and $4,263 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively. Amounts expensed in the six months ended April 30, 2001 were $252 and $4,565 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively.

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

        Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), and the expiration of the grace period during which Doe Run could cure the non-payment, the Company, as a guarantor, is in default of its covenants under the Notes indentures and its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. As a result, the related debt balances have been classified as current. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. Doe Run is in restructuring negotiations as described below and in negotiations with the lenders of its revolving credit facilities to execute amended revolving credit facilities.

        On June 6, 2002, Doe Run simultaneously commenced (a) a consensual cash tender offer pursuant to which it will spend up to $44,000 to purchase a portion of its outstanding Notes (the Cash Offer), and (b) an exchange offer for the balance of the Notes (the Exchange Offer) (collectively, the Offers). Under the Cash Offer, Doe Run will select the highest price specified by a holder of the Notes validly tendered in the Cash Offer that will allow the purchase of the maximum amount of Notes for an aggregate purchase price not to exceed $44,000. This price will not be greater than $350 or less than $250 per $1,000 face amount of Notes tendered (prices not in thousands). Under the Exchange Offer, Doe Run is offering holders of the Notes Exchange Notes with an aggregate principal amount of $770 per $1,000 principal amount of the 11 1/4% Senior Secured Notes and $670 per $1,000 principal amount of the 11 1/4% Senior Notes and Floating Interest Rate Notes, in addition to interest due and unpaid thereon.

        In connection with the Offers, pursuant to an agreement in principle announced on April 15, 2002, Doe Run's ultimate parent, The Renco Group, Inc. (Renco), will purchase $20 million of Doe Run's preferred stock and Regiment Capital Advisors LLC (Regiment), a significant holder of the Notes, will commit to lend Doe Run $35 million and will offer other holders of Notes the opportunity to participate in making such loan. The $55 million in proceeds of the Renco investment and the loan from Regiment, together with borrowings under its revolving credit facility will be used to finance the cash tender offer, to pay the accrued interest as of March 15, 2002 on the Notes exchanged in the exchange offer and to pay certain costs of the transactions. If successful, the cash tender offer and the exchange offer will significantly reduce Doe Run's future debt service in an effort to provide sufficient liquidity to continue to operate all its facilities at present levels and will not adversely affect Doe Run's trade creditors.

        Consummation of the offers is subject to agreement on the terms with Regiment, definitive documentation and the successful completion of several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the Offers and the satisfactory modification of Doe Run's and the Company's revolving credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

  Liquidity

        Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely impacted the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. During the six months ended April 30, 2002 (the 2002 period) the Company continued to reduce working capital. Reductions in receivables and inventory coupled with increases in borrowings on revolving credit lines resulted in reduced availability under revolving credit facilities to the minimal levels discussed below.

        The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $75.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories

        Net unused availability at April 30, 2002 was $7.4 million under the Doe Run Revolving Credit Facility and $0.1 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $2.2 million of cash at April 30, 2002. At May 31, 2002 availability was $7.3 million under the Doe Run Revolving Credit Facility and $0.7 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $9.9 million.

        The deterioration of liquidity has adversely affected the Company's operating and financial results. As a result of extending accounts payable in order to conserve cash, procurement of materials, supplies and equipment has become more difficult and at times more costly. Discounts are being missed, late charges are being incurred and in some cases the Company is not able to obtain normal trade credit or purchase from the low cost supplier. The Company's commodity hedging activity has been significantly reduced as a result of the cancellation of margin credit lines by a number of counterparties. In order to generate cash, during the 2002 period, the Company made certain lead metal shipments worth approximately $10.0 million that are subject to a put option exercisable by the buyer. See "Obligations and Commitments—Note (e) below for details of these transactions. While these transactions enhanced the current liquidity situation by accelerating cash receipts, there may be negative impact in the future if prices have fallen below the transaction price and accordingly the buyers elect to exercise their options. In general, the current liquidity situation has severely limited the Company's ability to pursue certain revenue enhancement, including commodity hedging, and cost reduction opportunities and to take advantage of other business opportunities.

  Recent Events

        Due to the non-payment of interest due March 15, 2002 on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), the expiration of the grace period during which the Company was allowed to cure the non-payment and the violation of other financial covenants, the Company is in default of its covenants under the Notes indentures and the terms of its revolving credit facilities. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances.

        On June 6, 2002, The Doe Run Resources Corporation simultaneously commenced an Exchange Offer, Cash Offer, Consent Solicitation and Senior Loan Participation (the "Offers"), pursuant to which it will spend up to $44.0 million in a cash tender offer to purchase its outstanding 11.25% Senior Secured Notes due 2005, Series B; 11.25% Senior Notes due 2005, Series B; and Floating Interest Rate Senior Notes due 2003, Series B (collectively, the "Old Notes"), and it will offer to exchange the balance of the Old Notes for new notes. The Offers are being made pursuant to an agreement in principle, announced on April 15, 2002, with Renco and Regiment Capital Advisors, LLC (Regiment) for Renco and Regiment to provide the Company with significant capital to restructure its existing debt. Pursuant to the agreement in principle, Renco will purchase $20.0 million of the Company's preferred stock and Regiment, a significant holder of the Old Notes, will commit to lend the Company $35.0 million and will offer other holders of Notes the opportunity to participate in making such loan.

        If successful, the offers would significantly reduce the Company's future debt service requirements in an effort to provide sufficient liquidity to continue to operate all its facilities at present levels and should not adversely affect the Company's trade creditors. However, the agreement in principle is non-binding and subject to agreement on the terms of definitive documentation and the successful completion of the transactions is subject to several conditions, including, among others, the participation by holders of at least 90% of the aggregate principal amount of each class of Notes in the cash tender offer and/or the exchange offer and the satisfactory modification of Doe Run's U.S. and Peruvian revolving credit facilities. Therefore there can be no assurance that Doe Run will be able to successfully consummate the Offers or any of the other transactions described in the Exchange Offer, Cash Offer, Consent Solicitation and Senior Loan Participation.

Results of Operations

        The Company reported a net loss of $12.3 million for the three months ended April 30, 2002 (the 2002 quarter) quarter compared to a net loss of $5.6 million for the three months ended April 30, 2001 (the 2001 quarter). The Company's U.S. operations reported a net loss of $9.0 million (excluding intercompany fee revenue of $2.3 million) for the 2002 quarter compared to a net loss of $8.8 million (excluding intercompany fee revenue of $2.4 million) in the 2001 quarter. The increase in U.S. net loss was primarily due to lower realized prices for lead metal and zinc concentrates, partially offset by lower production costs. The Company's Peruvian operations reported a net loss of $3.4 million (excluding intercompany fees of $2.2 million) in the 2002 quarter compared to net income of $3.2 million (excluding intercompany fees and eliminations of $2.9 million) in the 2001 quarter. The decrease in Peruvian net income was due primarily to lower treatment and refining charges for lead, zinc, and copper concentrates, partially offset by reduced conversion costs at La Oroya and lower operating costs at Cobriza.

        For the six months ended April 30, 2002 (the 2002 period) the Company reported a net loss of $17.0 million compared to a net loss of $22.8 million for the six months ended April 30, 2001 (the 2001 period). The Company's U.S. operations reported a net loss of $13.7 million (excluding intercompany fee revenue of $4.5 million) for the 2002 period compared to a net loss of $26.4 million excluding intercompany fees and eliminations of $4.8 million) in the 2001 period. The reduction in the U.S. net loss was primarily due lower production costs, lower energy costs and changes in the unrealized gains on derivatives and the related cumulative effect of change in accounting principle recorded in the 2001 period pursuant to FAS 133, partially offset by lower realized prices for zinc concentrates, lower premiums for lead metal. See "Item 1. Financial Statements—Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133. The Company's Peruvian operations had a net loss of $3.3 million (excluding intercompany fees of $4.5 million) in the 2002 period compared to net income of $3.6 million (excluding intercompany fees of $4.8 million) in the 2001 period. The decrease in Peruvian net income was primarily due to the factors discussed above.

        The Company's results for the 2002 quarter reflect declines in the market prices of lead, copper and zinc and a slight increase in the price of silver. The 2002 period reflects a slight increase in the lead price and declines in the prices of copper, zinc and silver. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Average Prices
Lead ($/short ton)	433.60	447.20	$441.00	$436.40
Copper ($/short ton)	1,441.80	1,564.20	1,381.20	1,603.20
Zinc ($/short ton)	725.20	906.20	700.80	930.00
Silver ($/troy ounce)	4.51	4.44	4.42	4.55

        The average annual LME lead price has declined approximately 39% from 1996 through 2001 as new mines have been developed in Australia and Ireland, and as China has increased its lead mine and lead metal production and exports. Fiscal 2001 saw a modest improvement in lead prices, which continued into the first quarter of 2002. The second quarter of 2002 reflects deterioration of the lead price offsetting almost all of the improvement seen in the first quarter. Lead prices remain below the average for the ten years 1992 through 2001.

        In the U.S. market, demand for lead has been adversely impacted by the recessionary conditions in the U.S. economy during 2001. Slower automotive replacement battery shipments have weakened overall demand, compared 2000. Also, a significant drop in lead required for batteries for the telecommunications industry occurred as a result of lower capital expenditures for the industry's infrastructure. In fiscal 2001, western world consumption of lead declined by 4% and U.S. consumption declined by 8%, reflecting weakened economic conditions. This decline in demand significantly impacted the Company's sales volume in the 2002 period as U.S. battery manufacturers rationalized high inventory levels. Lead metal sales volume was off almost 67,000 tons, or 32% in the 2002 period, compared to the 2001 period. The decline in demand has also impacted the Company's net realized prices, as certain higher margin accounts were among those affected by the recessionary conditions in the U.S. economy. Some of these accounts have been replaced by lower margin accounts and by sales to metal brokers. The Company altered its marketing strategies during the period and reduced its production, as described below, in an effort to improve sales volume and reduce inventories. Despite these efforts, sales volume for the first five months of fiscal 2002 was well below the prior year and significantly short of the lower levels anticipated in the revised operating plan, discussed below. However, sales volumes for April and May have improved to more normal levels. Management believes that the rationalization is complete and demand should begin to improve as the economy strengthens. Any improvement in prices and premiums is not likely to occur until demand improves.

        Despite the current demand situation, management believes that lead prices will recover from the current low level, as several large lead-producing mines will be depleted in 2002 through 2006. In 2001, mine closures and cutbacks occurred in Spain, Sweden, Canada and the U.S., reducing supply by approximately 200,000 tons, or approximately 3% of western world consumption. These closures should significantly reduce western world production and bring about a deficit in supply versus demand. In recent months, the industry has seen evidence of this deficit as some primary smelters have cut back production due to limited concentrate availability. In publications issued in April of 2002, international commodity consultants forecasted annual average lead prices for the years 2002 through 2007, which are higher than those experienced in 2001.

        Zinc prices dropped precipitously in 2001 as a result of weak demand and excess metal production. The last several years have seen large zinc mines open in Australia, Ireland and Peru and a major expansion of a zinc mine in Alaska. In 2001, world zinc mine production increased 5% and zinc metal production increased 3%. Demand was weak during 2001 because of general economic conditions, and in particular because of weakness in the auto and construction industries. Western world zinc demand dropped 3% and U.S. zinc demand dropped 15% in 2001, compared to 2000. The impact of these market conditions continued into the 2002 period as the average LME price for refined zinc declined almost 25%, compared to the 2001 period. Industry analysts project this zinc metal surplus will continue to grow, making the prospects for a recovery in zinc prices unlikely in 2002. In order to balance supply and demand, zinc mine production cutbacks began to occur in 2001. As a result, lead concentrate supplies are likely to tighten even further as lead is a by product of many zinc mines.

        Annualized copper prices were lower in 2001, reflecting weakened world economic conditions, particularly in major copper consuming industries, like telecommunications, electronics, construction and automotive. In 2001, world copper consumption dropped 3%, western world copper consumption 8% and US copper consumption by 21% compared to 2000. During the same period, copper supply increased by 5% resulting in a surplus of 768,000 short tons. Most analysts believe that consumption has bottomed and will increase in 2002 as the US and world economics recover. Like lead and zinc, the low copper prices have brought about numerous mine closures and as a result, forecasts of lower refined copper production in 2002. Since November 2001, copper prices have increased as economic activity has increased.

        A decline in lead, zinc and copper concentrate treatment charges has negatively impacted smelter profitability. Low lead and zinc prices have induced mine closures and cutbacks and slowed development of new lead-zinc projects. As a result, supplies of both lead and zinc concentrates have been very tight. Smelters with under-utilized capacity competing for these concentrates have driven treatment charges down significantly in 2001 and the first half of 2002. These tight market conditions for lead and zinc concentrates are expected to continue into 2003. Tightness also exists in the market for copper concentrates and treatment charges have eroded somewhat in the first half of 2002, although not as significantly as with lead and zinc concentrates. Market experts anticipate some improvement in copper treatment charges in 2003 through 2005 as smelter utilization in the copper industry may exceed 80%.

        A significant portion of La Oroya's concentrate feed supply is currently secured from the Peruvian domestic market. The effects of low metals prices have caused some of the Company's suppliers to suffer financial distress. If one or more of the local producers were to cease delivery of concentrates, there can be no assurance the Company would be able to secure sufficient replacement feedstock or at economically acceptable terms. A significant interruption in feed supply could result in a material reduction in the production of metals from La Oroya which would likely have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        In the 2002 period, the Company's U.S. operations generated only a small operating loss despite the low lead and zinc prices and reduced sales volumes due, in part, to changes to operations implemented during fiscal 2001 and in the first quarter of 2002. These changes, which are described below, reduced certain costs, and improved operating efficiencies, lowering overall production costs. Despite these improvements, if prices remain at these levels or decrease further, operating losses for the Company's U.S. operations are likely to result.

        The following table sets forth the Company's production statistics for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
U.S. Operations
Lead metal — primary (short tons)	72,351	86,164	143,512	169,359
Lead metal — secondary (short tons)	38,566	35,678	76,757	75,433
Lead concentrates (metal content, short tons)	78,577	81,787	155,538	162,786
Ore Grade	6.05%	5.95%	6.27%	6.08%
Peruvian Operations
Refined copper (short tons)	17,756	17,776	35,964	35,725
Refined lead (short tons)	31,739	32,624	65,019	65,906
Refined zinc (short tons)	21,125	21,388	42,976	43,236
Refined silver (thousands of troy ounces)	8,111	8,539	16,860	17,068
Refined gold (thousands of troy ounces)	23	22	46	42
Copper concentrates (metal content, short tons)	4,066	4,302	8,886	8,751
Ore Grade	1.00%	1.05%	1.03%	1.06%

        In response to continued poor lead metal market conditions, the Company implemented operational and organizational changes at its U.S. primary lead operations (the Revised Operating Plan). Implementation of this plan was initiated in the second half of fiscal 2001 and completed in the first quarter of 2002. The key elements of this plan are that the Company's Herculaneum primary smelter reduced its annual refined metal production rate by 95,000 tons from 250,000 to 155,000 tons by reducing blast furnace and sinter plant operating time. The Company eliminated purchases of lead concentrates and reduced production of concentrates at its southeast Missouri mining operations. The Company placed its No. 29 mine on care and maintenance and plans to mine out its No. 28 mine during the second half of fiscal 2002. The Company also reduced total concentrate production at its other five mines. These production changes resulted in workforce reductions of approximately 280 employees. These reductions, which involved both terminations and an early retirement program, were completed in the first quarter of 2002. The changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance by reducing production costs and enhancing product mix as the smelters focus on producing specialty and alloy products.

        The cost of severance benefits and outplacement services provided to certain employees of approximately $1.2 million was recorded during fiscal 2001 of which approximately half was paid in 2001 and with the balance to be paid during the current year. In addition, the Company recorded charges of $2.6 million in fiscal 2001 to adjust its pension and other post retirement benefit liabilities. The cost of these benefits will be paid as part of the ongoing funding of these programs. The estimated cost of closing the No. 28 mine, the Viburnum mill and related surface structures and tailings areas of approximately $0.6 million was previously accrued during the operating life of the mine. These closure activities will be performed as personnel and funds are available.

        Primarily due to changes associated with the Revised Operating Plan, the Company's U.S. mining operations reduced ore production during the 2002 period in an effort to increase grade and decrease unit production costs. Compared to the prior year, ore production was scaled back approximately 83,000 tons or 6% for the quarter and 204,000 tons or 7% for the period. Lead ore grade improved approximately 2% for the quarter and 3% for the period. The improvement in grade partially offset the impact of reduced ore tonnage, as production of lead metal contained in concentrates was approximately 4% lower for both the 2002 quarter and the 2002 period, compared to 2001. The improved ore grade coupled with spending reductions resulted in costs per ton of metal in concentrates that, compared to the prior year, were 8% lower for the 2002 quarter and 9% lower for the 2002 period.

        Primary smelter production for 2002 was approximately 16% less than 2001 for both the quarter and the period, reflecting implementation of the Revised Operating Plan at the Company's Herculaneum smelter, partially offset by improved performance at the Company's Glover smelter. At Herculaneum, production volume was down 27% or about 14,000 tons for the quarter and 30% or about 32,000 tons for the period, compared to the prior year. Efficiency improved, however, as unit production cost declined approximately 11% for the quarter and 7% for the period, despite the impact of lower production volume. A portion of the unit cost improvement is attributable to lower natural gas prices. Natural gas and propane prices declined significantly from the unusually high levels experienced in 2001, favorably impacting production costs at all of the U.S. smelting operations in the 2002 period.

        Production at the Company's Glover primary smelter reflected a slight improvement for the quarter and a 10% increase for the 2002 period compared to the 2001 period, when the smelter was forced to shut down three times, twice due to mechanical failure of cooling system components and once due to the failure of a baghouse fan motor. Lower operating costs, primarily due to lower natural gas prices and reduced raw material usage, contributed to a 7% decline in unit production costs for the 2002 quarter, compared to the 2001 quarter. Without the production problems experienced in the prior year, and with lower energy costs, Glover's cost performance improved dramatically in the 2002 period, as unit production costs were down approximately 18% compared to the prior year.

        During the second quarter of 2001, the Company's Buick secondary smelter replaced its blast furnace. The material feed and air control systems on the new blast furnace were redesigned, improving output from the blast furnace by approximately 25%. The results of these improvements are reflected in Buick's production volume of lead metal, which increased 7% for the 2002 quarter and 2% for the period. Unit conversion costs improved approximately 4% for the quarter and 6% for the 2002 period, compared to the prior year. The cost of feed materials was also favorable in the 2002, as unit feed cost were lower by approximately 8% for the quarter and 11% for the period, compared to the prior year. Production was lower than anticipated due to growing inventory of non-lead bearing battery components. As the smelter's production rate has increased the facility has been unable to consume all of these components. Several options are being reviewed that will allow the facility to consume the inventory and to achieve increased lead metal production levels.

        In Peru, at the La Oroya metallurgical complex, production of refined copper and zinc for the 2002 quarter were approximately the same as the 2001 quarter. Silver production was down about 5% and gold production was up 6% primarily due to changes in the metal content in the concentrate feed used. For the 2002 period, production of copper, lead, zinc and silver were flat compared to 2001. Gold production was up 8% due to the metal content of feed. Operating costs declined approximately 6% for the quarter and 8% for the 2002 period, compared to the prior year, due to continuing cost reductions efforts.

        At the Cobriza copper mining operation, ore production was up, but ore grades were down for both the quarter and the 2002 period. Metal contained in concentrates was up slightly for the 2002 quarter but down about 5% for the 2002 period. Operating costs were lower for both the 2002 quarter, and the period, resulting in a 6% decline in unit production costs for the 2002 quarter and an 11% decrease for the period, compared to the prior year.

        The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

Results of U.S. Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net sales (a)	$56,514	$78,363	$111,595	$154,313
Costs and expenses:
Cost of sales (a)	49,541	70,194	95,664	143,508
Depletion, depreciation and amortization	4,947	5,149	9,830	10,280
Selling, general and administrative	4,415	4,501	8,113	8,775
Exploration	215	411	414	828
Unrealized (gains)/losses on derivative financial instruments	(336)	13	(1,833)	695

Total costs and expenses	58,782	80,268	112,188	164,086

Loss from operations	(2,268)	(1,905)	(593)	(9,773)
Other income (expense)
Interest expense	(9,872)	(10,610)	(19,782)	(21,528)
Interest income	3,516	3,628	7,035	7,159
Other, net	(359)	89	(406)	484

	(6,715)	(6,893)	(13,153)	(13,885)

Loss before income tax expense and cumulative effect of change in accounting principle	(8,983)	(8,798)	(13,746)	(23,658)
Income tax expense	—	25	—	50

Loss before cumulative effect of change in accounting principle	(8,983)	(8,823)	(13,746)	(23,708)
Cumulative effect of change in accounting principle	—	—	—	(2,649)

Net loss	$(8,983)	$(8,823)	$(13,746)	$(26,357)

(a) Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:
Net sales	$2,295	$2,941	$4,516	$5,333
Cost of sales	—	516	—	516
Sales volumes (short tons)
Lead metal	75,264	106,487	143,956	210,877
Zinc concentrates	20,785	25,287	41,056	49,756
Realized Prices ($/short ton)(b)
Lead metal	$521.02	$537.38	$530.35	$533.30
Zinc concentrates	221.31	286.27	214.39	287.48
(b)
Net realized prices for metals, concentrates, and by-products include: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

Results of Peruvian Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
Net sales (a)	$104,326	$113,237	$205,781	$224,512
Costs and expenses:
Cost of sales (a)	97,357	101,246	188,715	200,470
Depreciation and amortization	2,699	2,364	5,318	4,754
Selling, general and administrative (a)	2,355	2,852	4,910	6,293
Exporation	47	—	47
Unrealized (gains) losses on derivative financial instruments	83	(323)	194	(1,061)

Total costs and expenses	102,541	106,139	199,184	210,456

Income from operations	1,785	7,098	6,597	14,056
Other income (expense):
Interest expense	(4,329)	(4,256)	(8,389)	(9,397)
Interest income	12	112	32	175
Other, net	(247)	(74)	(408)	(133)

	(4,564)	(4,218)	(8,765)	(9,355)

Income before income tax expense (benefit) and cumulative effect of change in accounting principle	(2,779)	2,880	(2,168)	4,701
Income tax expense (benefit)	(539)	(369)	—	23
Income before cumulative effect of change in accounting principle	(2,240)	3,249	(2,168)	4,678
Cumulative effect of change in accounting principle	—	—	—	(1,125)

Net income	$(2,240)	$3,249	$(2,168)	$3,553

(a) Intercompany fees that are eliminated in the consolidated results of the Company and have have been excluded from the results presented above are as follows:
Selling, general and administrative	2,295	2,425	4,516	4,817
Sales Volumes
Copper (short tons)	18,416	18,072	36,080	35,340
Lead (short tons)	32,373	33,299	65,057	66,116
Zinc (short tons)	22,003	22,111	43,139	43,254
Silver (thousands of troy ounces)	8,195	8,791	16,862	16,946
Gold bullion (thousands of troy ounces)	23	22	45	42
Realized Prices
Copper ($/short ton)	$1,438.00	$1,576.72	$1,380.60	$1,608.33
Lead ($/short ton)	445.40	463.23	452.40	450.98
Zinc ($/short ton)	720.60	925.23	712.00	947.36
Silver ($/troy ounce)	4.51	4.48	4.41	4.58
(b)
Net realized prices for metals, concentrates, and by-products include: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

        Results of operations for the three months and the six months ended April 30, 2002 and 2001 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

        Net sales in the 2002 quarter were $160.8 million compared to $191.6 million in the 2001 quarter. A decrease of $8.9 million was attributable to Peruvian operations. U.S. net sales were $21.8 million lower in the 2002 quarter, compared to the 2001 quarter, primarily due to a decrease in sales volumes of lead metal and zinc concentrates and lower realized prices for zinc concentrates. Lead metal sales volume was 29% lower than the prior year, reducing net sales by $16.7 million. The reduced volume reflects the Company's implementation of the Revised Operation Plan in response to weaker overall demand, discussed previously. Zinc concentrate sales volume for the 2002 quarter was down 18% compared to the prior year, reducing net sales by $1.3 million. The net realized price for zinc concentrates was 23% lower than the prior year, reducing net sales another $1.4 million. The zinc volume shortfall was primarily due to lower ore grades resulting in less production, while the lower realized price was the result of 16% drop in the LME zinc price.

        Net sales decreased $61.4 million in the 2002 period compared to the 2001 period, of which, $18.7 million was attributable to Peruvian operations. U.S. net sales were $42.7 million lower in the 2002 quarter, compared to the 2001 quarter, primarily due to the factors discussed above. Lead metal sales volume was 32% lower accounting for a $36.1 million decrease in net sales. Zinc concentrate sales were down $5.5 million in the 2002 period, compared to the 2001 period. About $3.0 million of the decrease was due to lower realized prices and about $2.5 million was the result of lower volume.

        Cost of sales decreased $24.5 million for the 2002 quarter compared to the 2001 quarter. Of this decrease, $3.9 million was attributable to Peruvian operations. U.S. cost of sales for the 2002 quarter was $20.7 million less than the 2001 quarter. Volume changes, primarily lower lead metal and zinc concentrate sales, reduced cost of sales by approximately $18.5 million. Lead metal unit production cost was down 6% compared to the prior year, decreasing cost of sales $2.3 million. This decrease is the result of efficiency improvements at all three primary operating facilities resulting from implementation of the Revised Operating Plan, improved production cost at the secondary smelter and lower energy costs, compared to the prior year.

        Cost of sales for the 2002 period was $284.4 million compared to $344.0 million for the 2001 period. A decrease of $11.7 million was attributable to Peruvian operations. U.S. cost of sales for the 2002 period was $47.8 million less than the 2001 period. Volume changes, primarily lower lead metal and zinc concentrate sales, reduced cost of sales for the period by approximately $40.0 million. Due to the factors discussed above, lead metal unit production cost was down 10% compared to the prior year, decreasing cost of sales $7.6 million.

        Selling, general and administrative expenses decreased by $0.6 million for the 2002 quarter and $2.0 million for the 2002 period, compared the prior year. Decreases of $0.5 million for the quarter and $1.4 million for the period were attributable to Peruvian operations. The decreases in selling, general and administrative expenses for U.S. operations are primarily the result of reductions in association dues, legal expenses, professional fees and travel, partially offset by increases in expenses related to retention bonus accruals, gainsharing and public relations.

        Exploration expense decreases for the 2002 quarter and the 2002 period, compared to the prior year, were due to suspension of all drilling and fieldwork on the Company's Missouri and South African exploration properties in an effort to conserve cash.

        Unrealized gains on derivatives related to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for the 2002 quarter and 2002 period resulted from a decrease in the quantities of contracts outstanding, due to the inability of the Company to receive credit from brokers. This resulted in the realization of losses that were previously unrealized.

        Interest expense declined $0.7 million in the 2002 quarter and $2.8 million in the 2002 period, compared to the prior year. Peruvian operations accounted for a slight increase in the 2002 quarter and a $1.0 million decline in the 2002 period. The declines attributable to U.S. operations were primarily due to lower interest rates on the Company's floating interest rate notes and on the U.S. revolving credit facility.

        Other, net expense was $0.6 million in the 2002 quarter compared to other net income of $0.02 million for the 2001 quarter. For the 2002 period, other net expense was $0.8 million, compared to other net income of $0.4 million for the 2001 period. Peruvian operations accounted for increased expenses of $0.2 million for the 2002 quarter and $0.3 million for the 2002 period. The changes in U.S. operations for the 2002 quarter and the 2002 period are primarily due to the absence, in 2002, of rental income on the helicopter used for Peruvian operations, which was sold in the third quarter of 2001.

        Income tax benefit for the 2002 quarter reflects primarily the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

        Cumulative effect of change in accounting principle relates to the adoption of FAS 133. See "Item 1. Financial Statements—Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133.

Results of Peruvian Operations

        Net sales for the 2002 quarter decreased $8.9 million, compared to the 2001 quarter, primarily due to lower realized prices for zinc, copper, and lead and lower silver sales volume. The realized prices for zinc, copper, and lead declined 22%, 9%, and 4% respectively, due to similar declines in market prices, accounting for a $7.6 million reduction in net sales. Primarily due to the lower production volume discussed previously, silver sales volume declined about 7% or 597,000 ounces, reducing net sales $2.7 million. These decreases were partially offset by higher realized prices for silver and gold and slightly higher copper and gold sales volumes.

        Net sales for the 2002 period declined $18.7 million, compared to the 2001 period, primarily due to lower realized prices for zinc, copper, silver. Realized prices were down 25% for zinc, 14% for copper and 4% for silver, reducing net sales by $21.1 million, compared to the prior year. These decreases were partially offset by higher realized prices for gold and slightly higher copper and gold sales volumes

        Cost of sales decreased $3.9 million, from the 2001 quarter to the 2002 quarter due to lower unit production costs and lower sales volumes. Unit production costs were approximately 3% lower than the prior year, decreasing cost of sales approximately $4.4 million. The reduction was due to lower feed costs, resulting from lower market prices for copper, zinc and silver, partially offset by the lower treatment and refining charges, discussed previously. In addition, unit conversion costs at LA Oroya were approximately 6% lower than the prior year. Volume changes, primarily the silver decrease discussed above, reduced cost of sales $2.0 million compared to the prior year.

        Cost of sales decreased $11.8 million from the 2001 period to the 2002 period, primarily due to lower unit production costs, which were approximately 6% lower than the prior year, due to the factors discussed above.

        Depreciation and amortization expense increased by $0.3 million in the 2002 quarter and $0.6 million for the 2002 period, compared to the prior year, primarily due to recent capital additions.

        Selling general and administrative expenses decreased $0.5 million for the 2002 quarter and $1.4 million for the 2002 period, compared to the prior year, primarily due to a reduction of expenses related to the helicopter, which was sold in the third quarter of 2001.

        Unrealized loss on derivatives relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Losses for the 2002 quarter and 2002 period resulted from lower metal prices.

        Income tax benefit for the 2002 quarter relates to adjustments to the Company's valuation allowance against deferred tax assets due to changes in management's assessment about whether their benefits will be realized. Due to the Company's liquidity situation, it is unknown whether any future deferred tax timing differences will be realized.

        Cumulative effect of change in accounting principle in the 2001 period relates to the adoption of FAS 133. See "Item 1. Financial Statements—Note 2 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

Liquidity and Capital Resources

        The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and the two revolving credit facilities discussed previously. As of April 30, 2002, $36.7 million was outstanding, exclusive of $7.8 million of letters of credit, under the Doe Run Revolving Credit Facility At April 30, 2002, $29.0 million, exclusive of $2.5 million of letters of credit, was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available in Peru, unsecured and uncommitted credit arrangements and additional availability related to letters of credit and customs bonds, provided by local banks. At April 30, 2002, $2.6 million of customs bonds was outstanding under these arrangements.

        In the 2002 quarter, cash provided by operating activities was $1.9 million, cash used in investing activities was $7.6 million and cash provided by financing activities was $1.9 million. For the 2002 period, cash provided by operating activities was $3.8 million, cash used in investing activities was $12.3 million and cash provided by financing activities was $12.3 million.

        In the U.S., the Company had capital expenditures of $4.4 million for the 2002 period and has projected total capital expenditures of approximately $9.7 million for fiscal 2002, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $68.9 million per year on repairs and maintenance from fiscal 1996 through fiscal 2001. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

        As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. For expenditures through October 31, 2001, Centromin has approved qualifying expenditures under the investment commitment of approximately $103 million. Additional expenditures for the first six months of fiscal 2002 have not yet been submitted for approval. Peruvian operations had capital expenditures of $7.9 million in the 2002 period and have projected capital expenditures of approximately $16.4 million for fiscal 2002, primarily for environmental improvements and to support ongoing operations.

        The Company has substantial indebtedness and debt service requirements. As of April 30, 2002, on a consolidated basis, the Company had $500.9 million of indebtedness outstanding, or $375.9 million net of the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Peru, securing indebtedness of a like amount. As has been previously discussed, the Company announced on June 6, 2002 that it had commenced the Offers, which if successful, would significantly reduce the Company's outstanding debt. If the Company is able to complete the restructuring as planned, future debt service requirements will be reduced, liquidity will be improved and the Company expects to be able to continue operations at current levels.

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

        As discussed previously, the Company is currently in default of various covenants. See discussion in Liquidity.

        The following tables summarize Doe Run's contractual obligations and commercial commitments at April 30, 2002. For a discussion of environmental and reclamation obligations, see "Item 1. Financial Statements—Note 7 to the Company's Consolidated Financial Statements".

Contractual Obligations:

		Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	($ millions)
Current portion of long-term debt (a)	$371.9	$371.9	—	—	—
Long-term debt, less current maturities (b)	128.9	—	$128.9	—	—
Operating leases	16.7	6.7	5.8	$1.9	$2.3
Capital leases	8.9	4.9	4.0	—	—
Rents and royalties	3.2	.3	.5	.4	2.0

Total	$529.7	$191.2	$331.9	$2.3	$4.3

    (a)
    The Company is in default of the covenants related to long-term debt. As a result the related debt balances have been classified as current. See "Item 8. Financial Statements and Supplementary Data—Note 4 to the Company's Condensed Consolidated Financial Statements".

    (b)
    Total long-term debt, less current maturities net of the $125 special term deposit, is $3.9.

Commercial Commitments:

			Payments Due By Period
	Total		Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	($ millions)
Customs bonds	$1.4		$1.4	—	—	—
Standby letters of credit	10.0		4.5	—	—	$5.5
Tolling commitments	(c	)	—	—	—	—
Purchase commitments	(d	)	—	—	—	—
Sales commitments	(e	)	—	—	—	—
Repurchase commitments (f)	10.4		10.4	—	—	—

Total	$21.8		$16.3	—	—	$5.5

    (c)
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

    (d)
    The Company has minimum-take purchase agreements for coke and zinc under which it has committed to purchase minimum quantities of these products. For coke, the annual minimum-take quantity is 97,500 tons and the contracts run through December 2003. The coke contracts are fixed priced contracts. For zinc, the monthly minimum-take quantity is 140 tons and the contracts run through February and March 2003, respectively. Pricing for the zinc contracts is the average market price of zinc for the month of delivery plus a premium.

    (e)
    The Company has commitments to sell approximately 66%, 74%, 75%, 38% and 100% of its anticipated 2002 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

    (f)
    During February and March 2002, the Company shipped approximately 23,000 tons of lead subject to put options exercisable by the buyer at fixed prices per ton and in varying monthly increments between July and November 2002.

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

        The Company is required and plans to adopt the provisions of Statement No. 143 November 1, 2002. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report. It is currently the Company's practice to accrue for mine and other closure obligations at their estimated, undiscounted cost. See "Item 1. Financial Statements", Note 7 to the Company's Consolidated Financial Statements for disclosures related to these obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company has outstanding $55 million of floating interest rate senior notes on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At April 30, 2002, the effective rate was approximately 8.54%.

        In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc and silver. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. Gains and losses, and the related costs paid or premiums received for option contracts which hedge the sales prices of commodities are recognized in net sales when the related production is sold. None of the aforementioned activities have been entered into for speculative purposes. See "Item 1. Financial Statements—Note 6 to the Company's Condensed Consolidated Financial Statements" for additional disclosures regarding these activities.

Part II. Other Information.

Item 1. Legal Proceedings

        BELL VS. BNSF, ET AL. and eight similar cases were filed May 14, 2002 in the Circuit Court of the City of St. Louis. The cases are all individual actions for damages by employees or ex-employees of BNSF resulting from the alleged exposure to lead from the hauling of lead concentrates. A tenth case was served on the Company June 10, 2002.

        GROSS VS. FLUOR CORPORATION, ET AL., filed in the Circuit Court of the City of St. Louis, was served on the Company May 17, 2002. The suit alleges personal injuries to a child living in Herculaneum, Missouri stemming from the operations and emissions of the Herculaneum smelter.

        GIVESWATER VS. ASARCO INC., ET AL., filed in the District Court of Ottawa County, State of Oklahomaand received by the Company on May 30, 2002. The suit alleges personal injuries to a child living in Ottawa County, Oklahoma as a result of lead contamination from chat piles and/or tailings.

        EDENS VS. ASARCO INC., ET AL., a similar suit and also filed in the District Court of Ottawa County, State of Oklahoma was received by the Company on June 5, 2002.

        EBY VS. ASARCO, INC., ET AL, a similar suit, also filed in the District Court of Ottawa County, State of Oklahoma, was received by the Company on June 24, 2002.

        PRIESMEYER VS. UNION CARBIDE CORPORATION, ET AL. filed in the Circuit Court for Third Judicial District, Madison County, Illinois was received by the Company May 31, 2002 and is an asbestos injury case by an individual against fifty nine companies, who alleges he was exposed to asbestos for over 44 years, including exposure at St. Joe Minerals Corporation premises in Viburnum and Bixby, Missouri.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

        None

(b)  Reports on Form 8-K.

        The Company filed a current report on Form 8-K dated June 6, 2002 to announce the simultaneous commencement of a cash tender offer and an exchange tender offer for up to $305.0 million par value of the Company's outstanding notes. Readers are directed to the Form 8-K for a detailed description of these transactions as well as a discussion of the conditions precedent to the consummation of such transactions which include, among others, (i) the participation by holders of 90% of the aggregate principal amount of each class of notes in the cash tender offer or exchange tender offer; (ii) the participation of at least $125.0 million aggregate principal amount of notes in the cash tender offer; (iii) satisfactory modification of Doe Run's domestic and Peruvian revolving credit facilities; (iv) the entrance by Doe Run into a definitive loan agreement with Regiment Capital Advisors, LLC ("Regiment") relating to a new senior secured credit facility pursuant to which Regiment will initially loan Doe Run $35.7 million; and (v) the absence of a material adverse change with respect to Doe Run or Doe Run Peru. There can be no assurance that the transactions described herein or in the Form 8-K dated June 6, 2002 can be successfully completed.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION (Registrant)
Date June 28, 2002	By:	/s/ MARVIN. K. KAISER Marvin. K. Kaiser Executive Vice President and Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)