Form 10-Q
period 2002-07-31
DOE RUN RESOURCES CORP
filed 2002-10-02
CIK 1061112

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2002

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 333-66291

The Doe Run Resources Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1255630 (IRS Employer Identification No.)
1801 Park 270 Drive, Suite 300 St. Louis, Missouri (Address of principal executive offices)	63146 (Zip Code)
Registrant's telephone number, including area code	(314) 453-7100

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes    ☒ No

        Note: The Registrant files pursuant to certain indentures, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

        Number of shares outstanding of each of the issuer's classes of common stock, as of October 2, 2002:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
The Doe Run Resources Corporation
Condensed Consolidated Balance Sheets July 31, 2002 and October 31, 2001
Condensed Consolidated Statements of Operations three and nine months ended July 31, 2002 and 2001
Consolidated Statements of Comprehensive Income nine months ended July 31, 2002 and 2001
Condensed Consolidated Statements of Cash Flows nine months ended July 31, 2002 and 2001
Notes to Consolidated Financial Statements
Doe Run Peru S.R.L.
Condensed Consolidated Balance Sheets July 31, 2002 and October 31, 2001
Condensed Consolidated Statements of Operations three and nine months ended July 31, 2002 and 2001
Condensed Consolidated Statements of Cash Flows nine months ended July 31, 2002 and 2001
Notes to Condensed Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. Other Information.
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K.
Signatures

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	July 31, 2002	October 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$12,545	$6,263
Trade accounts receivable, net of allowance for doubtful accounts	61,929	73,006
Inventories	107,541	107,404
Prepaid expenses and other current assets	22,798	19,331

Total current assets	204,813	206,004
Property, plant and equipment, net	257,916	264,300
Special term deposit	125,000	125,000
Other noncurrent assets, net	5,222	7,811

Total assets	$592,951	$603,115

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$380,014	$62,611
Accounts payable	40,711	52,037
Accrued liabilities	83,689	58,329

Total current liabilities	504,414	172,977
Long-term debt, less current maturities	127,799	433,370
Other noncurrent liabilities	59,640	62,569

Total liabilities	691,853	668,916
Shareholder's deficit:
Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding	—	—
Additional paid-in capital	5,238	5,238
Accumulated deficit	(90,863)	(57,726)
Accumulated other comprehensive losses	(13,277)	(13,313)

Total shareholder's deficit	(98,902)	(65,801)

Total liabilities and shareholder's deficit	$592,951	$603,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales	$172,012	$179,219	$489,388	$558,044
Costs and expenses:
Cost of sales	161,304	153,958	445,683	497,936
Depletion, depreciation and amortization	7,642	7,479	22,790	22,513
Selling, general and administrative	7,365	6,241	20,388	21,309
Exploration	304	387	765	1,215
Unrealized (gain)/loss on derivative financial instruments	235	(1,477)	(1,404)	(1,843)

Total costs and expenses	176,850	166,588	488,222	541,130

Income (loss) from operations	(4,838)	12,631	1,166	16,914
Other income (expense):
Interest expense	(14,514)	(14,972)	(42,685)	(45,897)
Interest income	3,552	3,956	10,619	11,290
Other, net	(1,423)	(238)	(2,237)	113

	(12,385)	(11,254)	(34,303)	(34,494)

Income (loss) before income tax benefit	(17,223)	1,377	(33,137)	(17,580)
Income tax benefit	—	(1,582)	—	(1,509)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(17,223)	2,959	(33,137)	(16,071)
Extraordinary item related to retirement of long term debt	—	(159)	—	(159)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(3,774)

Net income (loss)	$(17,223)	$2,800	$(33,137)	$(20,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Nine Months Ended July 31,
	2002	2001
Net loss	$(33,137)	$(20,004)
Unrealized gain on derivative financial instruments, net	36	141

Comprehensive loss	$(33,101)	$(19,863)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(33,137)	$(20,004)
Extraordinary loss on debt retirement	—	4,254
Cumulative effect of change in accounting principle	—	159
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	22,790	22,513
Imputed interest and amortization of deferred financing costs	2,707	2,763
Unrealized gain on derivative financial instruments	(1,404)	(1,843)
Deferred income taxes	—	(2,545)
Increase resulting from other changes in assets and liabilities:	20,768	22,290

Net cash provided by operating activities	11,724	27,587
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,627)	(18,386)
Net proceeds from sales of assets	46	4,912

Net cash used in investing activities	(16,581)	(13,474)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	14,414	(4,783)
Payments on long-term debt	(3,156)	(8,010)
Payment of deferred financing costs	(119)	(375)

Net cash provided by (used in) financing activities	11,139	(13,168)

Net increase in cash	6,282	945
Cash at beginning of period	6,263	8,295

Cash at end of period	$12,545	$9,240

Supplemental disclosure of cash flow information—
Cash paid during the period for:
Interest, net of capitalized interest	$862	$31,115

Income taxes	$6	$457

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)    Summary of Significant Accounting Policies

  Unaudited Interim Financial Statements

        These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation and its subsidiaries (collectively, the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2002 and results of operations for the three and nine month periods ended July 31, 2002 and 2001. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain prior year balances have been reclassified in order to conform to current presentation.

(2)    Inventories

        Inventories consist of the following:

	July 31, 2002	October 31, 2001
Finished metals and concentrates	$19,758	$15,887
Metals and concentrates in process	58,129	59,960
Materials, supplies and repair parts	29,654	31,557

	$107,541	$107,404

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,635 and $5,484 at July 31, 2002 and October 31, 2001, respectively.

(3)    Debt

        Due to the non-payment of interest due March 15, 2002 and the expiration of the grace period during which the Company could cure the non-payment on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), as well as the violation of other financial covenants contained in its loan agreement relating to the U.S. revolving credit facility, the Company is in default of its covenants under the Notes indentures and its U.S. revolving credit facility. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. As a result, the related debt balances are classified as current at July 31, 2002. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in negotiations with lenders to execute an amended U.S. revolving credit facility and is attempting to complete a restructuring as described below.

        On September 20, 2002, the Company issued an exchange offer for the Notes (the Exchange Offer) that amended an earlier tender and exchange offer. Under the Exchange Offer, the Company is offering holders of the Notes new notes (Exchange Notes) with an aggregate principal amount of $660 for each $1,000 principal amount of the 11 1/4% Senior Secured Notes and $560 per $1,000 principal amount of the 11 1/4% Senior Notes and Floating Interest Rate Notes, in addition to warrants to purchase up to 40% of the Company's outstanding common stock (assuming 100% participation in the

Exchange Offer). In addition to the March 15, 2002 interest payment, the Company did not make the interest payment due September 15, 2002. The Company does not intend to pay the unpaid accrued interest on the Notes that will be exchanged in the Exchange Offer, and by accepting the Exchange Notes, the holders will waive the receipt of any and all accrued and unpaid interest and penalties on the Notes.

        In connection with the Exchange Offer, the Company's ultimate parent, The Renco Group, Inc. (Renco), will purchase $20,000 of the Company's preferred stock and Regiment Capital Advisors LLC (Regiment), a significant holder of the Notes, will commit to lend the Company $15,500 at a 3% discount, pursuant to a senior credit facility (the New Senior Credit Facility). The $35,035 in proceeds from the sale of preferred stock and New Senior Credit Facility will be used to pay down the U.S. revolving credit facility, to pay the accrued interest as of March 15, 2002 and September 15, 2002, including penalties thereon, on the Notes remaining outstanding, if any, after the Exchange Offer and to pay certain costs of the transactions.

        The consummation of the Exchange Offer is contingent upon a number of conditions including the participation in the Exchange Offer by holders of at least 95% of the aggregate principal amount outstanding of each tranche of the Notes (the "Minimum Tender"); the closing of the New Senior Credit Facility; the satisfactory amendment of the U.S. Revolving Credit Facility; and the sale of preferred stock to Renco. There can be no assurance that Doe Run will be able to consummate the Exchange Offer. Concurrently with the Exchange Offer, the Company is also seeking acceptances from the holders of the Notes to a prepackaged plan of bankruptcy (the "Plan") under Chapter 11 of the United States Bankruptcy Code. In the event that the Company is unable to achieve the Minimum Tender necessary to consummate the Exchange Offer consensually, but does receive the requisite acceptances needed to confirm the Plan, the Company intends to seek to have the Plan confirmed in the United States Bankruptcy Court for the Southern District of New York. Acceptances from holders of at least 66 2/3% of the aggregate principal amount of each tranche of the Notes and a majority in number of holders of each tranche of Notes, in each case actually voting on the Plan, will be necessary to confirm the Plan. If the Plan is confirmed, the Company's obligations under the Notes will be extinguished in their entirety and holders of Notes will receive substantially the same consideration for their Notes as they would under the terms of the Exchange Offer.

        On September 17, 2002, Doe Run Peru entered into a new, three-year revolving credit facility with its lender, effective September 25, 2002. The lender has currently committed to a maximum of $40,000, and is attempting to syndicate the balance of the $58,000 provided for under the new facility. If the Exchange Offer and related transactions are not consummated by November 25, 2002, an event of default will occur under the new facility, which could result in the outstanding balance becoming immediately due and payable. As there can be no assurance that the Exchange Offer and other transactions will be completed, the balance of borrowings under the current facility at July 31, 2002 are classified as current. Under the new agreement, advance rates on certain receivables and inventory will be improved from those under the previous facility, provided that Doe Run Peru meets certain documentation requirements, which Doe Run Peru anticipates being able to accomplish.

        On March 12, 2002, Doe Run Peru, with the consent of its parent company, The Doe Run Resources Corporation, (Doe Run) did not pay $7,031 of interest due to Banco de Credito Overseas Limited (the Bank) under a Contract for a Loan in Foreign Currency. Failure to pay such interest was cured by instructing the Bank to offset the amount of such payment against the amount otherwise payable by the Bank to Doe Run under a Special Term Deposit Contract. Effective September 12, 2002, the remaining balance of the Loan in Foreign Currency, including the September 12, 2002 interest payment, was offset against the Special Term Deposit, and in return, Doe Run Peru delivered a non-interest bearing intercompany note to Doe Run in the amount of $139,063. The obligations of Doe Run Peru under the intercompany note are subordinate to those under Doe Run Peru's new revolving credit facility.

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

	Three Months Ended July 31,		Nine months Ended July 31
	2002	2001	2002	2001
Operating Segments—Revenues
Revenues from external customers:
Peruvian operations	$109,584	$109,583	$315,365	$334,095
Primary lead	42,321	44,545	109,138	146,773
Secondary lead	15,888	16,833	51,349	55,336
Fabricated products	4,646	6,760	13,121	17,981

Total	172,439	177,721	488,973	554,185
Revenues from other operating segments:(1)
Peruvian operations	—	—	—	—
Primary lead	482	1,160	1,468	2,708
Secondary lead	224	76	463	380
Fabricated products	—	—	—	—

Total	706	1,236	1,931	3,088

Total revenues for reportable segments	173,145	178,957	490,904	557,273
Other revenues/gains (losses)(2)	(427)	1,498	415	3,859
Intersegment eliminations	(706)	(1,236)	(1,931)	(3,088)

Total consolidated revenues	$172,012	$179,219	$489,388	$558,044

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

(2)
Other revenues consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts. Decrease from prior year is due to the effect of lower metal prices on closed positions.

	Three Months Ended July 31,		Nine months Ended July 31
	2002	2001	2002	2001
Operating Segments—EBITDA (Earnings before interest, taxes, and depletion, depreciation and amortization), excluding the effects of FAS 133
Peruvian operations	$5,259	$12,598	$16,960	$30,214
Primary lead	(628)	4,027	6,343	3,913
Secondary lead	3,209	4,398	11,821	12,436
Fabricated products	853	794	2,112	1,661

Total reportable segments	8,693	21,817	37,236	48,224
Other revenues and expenses(3)	(2,384)	(153)	(4,729)	737
Corporate selling, general and administrative expenses	(4,682)	(3,258)	(12,194)	(11,254)
Intersegment eliminations	(11)	(11)	2	(10)

Consolidated EBITDA	1,616	18,395	20,315	37,697
Depreciation, depletion and amortization	(7,642)	(7,479)	(22,790)	(22,513)
Interest income	3,552	3,956	10,619	11,290
Interest expense	(14,514)	(14,972)	(42,685)	(45,897)
Unrealized gain (loss) on derivative financial instruments	(235)	1,477	1,404	1,843

Income (loss) before income taxes	$(17,223)	$1,377	$(33,137)	$(17,580)

(3)
Other revenues and expenses include primarily realized gains (losses) on derivative contracts, exploration expenses, and adjustments necessary to state primary and secondary lead inventories at LIFO cost.

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

        The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of July 31, 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

        The Company's open derivative financial instruments at July 31, 2002 were: (numbers not in thousands)

  Sold (Purchased) Futures Contracts

Metal	Quantity		Weighted Average Price	Fair Market Value	Period
Lead (Hedges)	(7,909)	tons	$435.00/ton	$(342,112)	Aug. 02 to Sep. 02
Gold	(6,198)	oz	$287.00/oz	(58,533)	Aug. 02 to Sep. 02
Copper (Other)	(213)	tons	$1625.00/ton	(55,463)	Aug. 02 to Sep. 02
Silver	850,175	oz.	$5.14/oz	810,573	Aug 02
	(987,300)	oz	$5.37/oz	(1,153,260)	Aug 02

  Sold (Purchased) Call Option Contracts

Metal	Quantity		Price Range	Fair Market Value	Period
Copper	5,813 (4,129)	tons tons	$1,451.00/ton to $1,600.00/ton $1,520.00/ton to $1,565.00/ton	$(65,291 14,331)	Aug 02 to Dec. 02 Aug 02 to Oct. 02
Lead	18,601 (4,823)	tons tons	$440.00/ton to $522.00/ton $476.00/ton	(4,779 1,451)	Aug 02 to Dec. 02 Aug 02 to Dec. 02
Silver	460,740	oz	$4.28/oz. to $4.60/oz.	(44,770)	Aug 02 to Dec. 02
Gold	8,118 (1,646)	oz oz.	$260.00/oz $287.00/oz	(191,050 3,106)	Aug 02 to Dec. 02 Aug. 02

  Sold (Purchased) Put Option Contracts

Metal	Quantity		Price Range	Fair Market Value	Period
Lead	15,846 (1,378)	tons tons	$404.00/ton to $445.00/ton $431.00/ton	(675,077 60,375)	Aug 02 to Dec. 02 Aug. 02
Silver	197,460	oz.	$4.25/oz.	(9,844)	Aug 02 to Dec. 02
Gold	4,827 (2,743)	oz. oz	$264.00/oz. $283.00/oz.	(31,489 29,633)	Aug 02 to Dec. 02 Aug 02 to Sep. 02

        At July 31, 2002, the Company had recorded an asset of $105 and a liability of $1,806 related to the fair market values of these instruments. The Company also had recorded an asset of $19 for the fair value of firm commitments designated as the hedged item in fair value hedges.

(6)    Environmental and Litigation Matters

Environmental

        The Company has recorded a liability of approximately $25,900 as of July 31, 2002, which represents management's best estimate of known obligations relating to the environmental and reclamation matters that are discussed below.

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

        The Company signed a voluntary Administrative Order on Consent (AOC) in September 2000 to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. The U.S. Environmental Protection Agency (EPA) and the Missouri Department of Natural Resources (DNR) signed the AOC with an effective date of May 29, 2001. In addition, the Company has agreed to replace the soil in yards of private residences within a four-tenths of a mile radius of the smelter. The Company also agreed to test soils in an area outside the four-tenths of a mile zone to determine if additional remediation is required.

        As a result of the completion of this testing, the Company signed an AOC with the U.S. EPA on December 21, 2001. The new AOC requires additional yard replacement relating to those residences with the highest soil lead measurements and those with children. The remaining cost of community cleanup at July 31, 2002, included in the Company's accrual for remediation costs, is approximately $800, with the spending to be completed by the end of calendar 2002. At this time, it is not possible to determine the outcome of the remaining areas of study or what additional remediation actions may be required after the study is completed. Estimated costs may change if required levels of remediation are different than currently estimated or if additional homes are identified as a result of additional regulatory decisions.

        On April 26, 2002, the Company signed a Settlement Agreement with the State of Missouri whereby it agreed to offer buyouts to approximately 160 homeowners in an area close to the smelter. Under the terms of the buyout plan, an estimated 20 homeowners, each having children less than 72 months old living in them, have been offered immediate buyouts with the remaining affected homeowners to be extended buyout offers by the end of 2004. The amount to be paid to the homeowners who accept the buyout offer will be based on an appraisal of the property's value at August 31, 2001. The cost associated with the buyout plan could be as high as $10,000 if all affected homeowners accept the Company's buyout offer. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the homeowners will accept the buyout offer, or, if the buyout offer is accepted, what the price to be paid for the property will be. The Company will attempt to rent out certain purchased houses, once they are remediated to the standards required by the regulatory agencies. Because air emissions from the smelter have been reduced as expected, under the improvements made as described below, and management expects that the Company will meet the ambient air lead standard in the third quarter 2002 and thereafter, management believes that the houses that are in appropriate condition will be rented. To the extent the Company will be able to rent these properties, the fair value will be capitalized. To the extent the properties cannot be rented out, or the amount paid exceeds the fair value of the property at the buyout date, an impairment loss will be recognized. Accordingly, the Company's accrual for remediation at July 31, 2002 does not include any cost relating to the buyout plan.

        The Company, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgment entered into by the Company in December 2000, and has been approved at the state level and by the U.S. EPA. Capital expenditures are expected to total $5,500 in fiscal 2002, of which $5,000 had been spent at July 31, 2002, and $200 in 2003. A substantial part of the equipment is now operational and the monitors are reflecting compliance.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum smelter site. The Company does not believe that there has been any violation of law and is cooperating with state and federal agencies in their investigation into the allegations.

        The Company has received from the Missouri DNR a notice of violation at its Glover primary smelter claiming violations of the smelter's metallic minerals permits concerning the receipt of information regarding the storage of slag material. The Company believes that the resolution of this matter will not have a material adverse impact on the Company.

        The Company has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. These sites involve historical operations of predecessors of the Company. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a reserve as of July 31, 2002 of approximately $5,400 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

        The Company has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed two AOC's to conduct removal actions on the west and east portions of the site. Work began in late fiscal 2001 and is scheduled for completion by approximately the end of calendar 2004.

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

        The Company has been advised by the EPA that it is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. The Company and the owner of the other 50% share of stock in the company that mined the site have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. The Company has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, the Company has determined that it was not involved in operations at the satellite site. Further review will be required before a determination can be made as to whether the Company has any liability at the main site. At this time, based on this preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

        The Company's Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action has not yet been finalized. The Company has reserves as of July 31, 2002 of approximately $1,200 for corrective action and $2,900 for closure costs for the permitted storage area. While management believes these reserves are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

        The Company's mining and milling operations include six mine waste disposal facilities that are subject to Missouri mine closure permit requirements. Certain closure requirements have already been performed, and the remaining estimated cost of future closure activities is approximately $7,600. The Company's mine and mill closure reserves were approximately $7,500 as of July 31, 2002.

        The Company received from the Missouri DNR a notice of violation relating to blowing tailings at its Fletcher Mine. After meeting with Missouri DNR, management believes that the resolution of this matter will not have a material adverse effect on the Company.

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

  •
  Domestic waste water treatment and domestic waste disposal

  •
  Monitoring station

        Through July 31, 2002, the Company had spent approximately $28,900 on projects under the La Oroya PAMA.

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

        Doe Run Peru's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions, ambient air quality and waste water effluent quality. The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on January 13, 2007. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations, and performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Doe Run Peru will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee by Centromin will be honored. Any failure to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

        The PAMA governing the Cobriza facility expired in May, 2002 without Doe Run Peru having met it obligations thereunder. Pursuant to Supreme Decree No. 022-2002-EM, to which the continued operation of the Cobriza facility is subject, Doe Run Peru expects that this facility will be allowed (subject to its payment of a fine in an amount between $25 and $35) a period of from 12-18 months to effect compliance with its PAMA obligations. To achieve compliance with its PAMA obligations at the Cobriza facility, Doe Run Peru will have to make significant capital expenditures. The aforementioned capital expenditures have an estimated cost of $10,000 - $20,000. In the event that Doe Run Peru is unable to achieve compliance with its PAMA obligations by April 2004, it will be subject to additional fines and/or closure. In the event that the Cobriza facility is closed, Doe Run Peru may have difficulty obtaining replacement concentrate supplies on economically advantageous terms.

        Doe Run Peru is responsible for the closure costs relating to a zinc ferrite disposal site. The Company has accrued $7,200 for the closure costs and, although a plan for closure of the site has not been finalized, management believes that this reserve is adequate.

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

  Litigation

        The Company is a defendant in seven lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Three of these cases are class action lawsuits. In one case, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In another case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were nine months to six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. In a third case, plaintiffs seek to have certified a class of employees of independent contractors who worked at the Herculaneum smelter. Three of the cases are personal injury actions by 13 individuals who allege damages from the effects of lead poisoning due to operations at the smelter. Punitive damages also are being sought in each case. The last suit is a property damage case alleging lead contamination of fill material used on the plaintiff's property.

        A resident of Herculaneum has claimed personal injuries allegedly resulting from exposure to emissions from the smelter. No suit has yet been filed against the Company in this matter, but a request for settlement has been made by the individual.

        The Company is a defendant in five lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners in Bonne Terre, Missouri, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived or went to school or day care in Bonne Terre, Missouri or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County. The fifth case alleges personal injury against two children living in St. Francois County.

        Seven lawsuits have been filed against the Company each alleging personal injury to a child living in Ottawa County, Oklahoma as a result of lead contamination from chat piles and/or tailings generated by historic operations of the Company's predecessor.

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

        One hundred and sixteen individuals are plaintiffs in 12 cases that list the Company among other defendants, alleging that the employees or ex-employees of Burlington Northern Railroad who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. An ex-employee of the Terminal Rail Road Association of St. Louis has filed a similar case.

        The Company has been named as a defendant in a breach of contract/warranty action for damages arising from the sale of allegedly impure lead. The plaintiff has indicated that its claims exceed are approximately $4,000. The trial has been scheduled for November, 2002.

        On January 15, 2002, the Company received a Demand for Arbitration regarding the amounts Fabricated Products, Inc.(FPI) paid under an Asset Purchase Agreement with the previous owners of the assets of the Seafab Metals division of FPI. The Company has entered a counterclaim in the arbitration proceedings.

        On June 24, 2002 Company was named in an asbestos injury suit by an individual against fifty-nine companies, alleging that he was exposed for over 44 years to asbestos including at St. Joe Minerals Corporation premises in Viburnum and Bixby, Missouri. To date, the Company has not been legally served and believes that the court in which the case was filed does not have jurisdiction over the Company.

        The Company is unable at this time to estimate the expected outcome of and the final costs of any of these actions. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against all these claims.

        The Company has been named as a party in various lawsuits related to certain operations of the Company's predecessor. Fluor Corporation, the owner of the Company's predecessor, retained the obligation for any costs of defense or claims relating to these lawsuits. Should Fluor Corporation become unable to fulfill its contractual obligation, the Company could be liable for any costs or claims resulting from these lawsuits. There is no reason at this time to believe that Fluor Corporation could not fulfill its contractual obligations.

(7)  Liquidity

        The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $75,000 less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40,000, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories.

        Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely impacted the Company's liquidity. Reductions in receivables coupled with increases in borrowings on revolving credit lines have reduced availability under revolving credit facilities to minimal levels. In the 2002 period, the Company's availability under its revolving credit lines was not sufficient to make the $16,700 interest payment due March 15, 2002 on the Notes.

        Net unused availability at July 31, 2002 was $1,600 under the Doe Run Revolving Credit Facility and $100 under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $12,500 of cash at July 31, 2002. At August 31, 2002 availability was $3,200 under the Doe Run Revolving Credit Facility and $300 under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $1,500.

        On September 17, 2002, Doe Run Peru entered into a new three-year revolving credit facility with its lender, effective September 25, 2002. The lender has currently committed to a maximum of $40,000, and is attempting to syndicate the balance of the $58,000 provided for under the new facility. If the Exchange Offer and related transactions are not consummated by November 25, 2002, an event of default will occur under the new facility, which could result in the outstanding balance becoming immediately due and payable.

        If successful, the Exchange Offer will significantly reduce the Company's future debt service requirements. By deferring the maturities of the Company's obligations under the Notes as well as providing the Company with the option to pay interest in kind for certain periods in lieu of a cash only interest payment, the Exchange Notes and related New Senior Credit Facility will also provide substantial cash flow benefits in the near term. For the life of the Exchange Notes, principal and interest payments will be reduced by approximately $40,500 (assuming 100% participation in the Exchange Offer and that the Company elects a pay in kind feature available on the New Notes). Over the next three years, (assuming 100% participation in the Exchange Offer and election of the pay in kind feature) cash required for principal and interest payments on the Exchange Notes and the New Senior Credit Facility will be approximately $336,400 less than the amount due under the Notes. These savings may be partially offset by payments due to holders of the warrants upon exercise of the warrants put option described in the Exchange Offer. The proceeds from Renco's purchase from the sale of $20,000 of Doe Run's preferred stock as well as the proceeds from the New Senior Credit Facility will significantly improve the Company's current liquidity. In addition, Renco will provide up to $15,000 in credit support in connection with the new U.S. revolving credit facility. The Company plans to continue operating all of its facilities at present levels and does not expect that the completion of these transactions will have an adverse affect on the Company's trade creditors.

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

Condensed Consolidating Balance Sheet

As of July 31, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$12,545	$—	$12,545
Trade accounts receivable, net of allowance for doubtful accounts	32,486	4,174	25,620	(351)	61,929
Inventories	46,846	1,437	59,282	(24)	107,541
Prepaid expenses and other current assets	12,148	57	10,593	—	22,798
Due from subsidiaries	24,600	—	—	(24,600)	—

Total current assets	116,080	5,668	108,040	(24,975)	204,813
Property, plant and equipment, net	111,856	4,122	141,938	—	257,916
Special term deposit	125,000	—	—	—	125,000
Other noncurrent assets, net	4,942	161	119	—	5,222
Investment in subsidiaries	9,722	—	—	(9,722)	—

Total assets	$367,600	$9,951	$250,097	$(34,697)	$592,951

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$340,928	$—	$39,086	$—	$380,014
Accounts payable	16,913	606	23,543	(351)	40,711
Accrued liabilities	57,685	650	25,354	—	83,689
Due to parent	—	6,499	18,101	(24,600)	—

Total current liabilities	415,526	7,755	106,084	(24,951)	504,414
Long-term debt, less current maturities	91	—	127,708	—	127,799
Other noncurrent liabilities	50,885	1,415	7,340	—	59,640

Total liabilities	466,502	9,170	241,132	(24,951)	691,853
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued, and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	5,238	1,205	—	(1,205)	5,238
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(104,140)	(425)	6,960	(6,535)	(104,140)

Total shareholders' equity (deficit)	(98,902)	781	8,965	(9,746)	(98,902)

Total liabilities and shareholders' equity (deficit)	$367,600	$9,951	$250,097	$(34,697)	$592,951

Condensed Consolidating Balance Sheet

As of October 31, 2001

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$6,263	$—	$6,263
Trade accounts receivable, net of allowance for doubtful accounts	41,944	5,975	25,352	(265)	73,006
Inventories	44,654	1,623	61,152	(25)	107,404
Prepaid expenses and other current assets	10,695	89	8,547	—	19,331
Due from subsidiaries	16,783	—	—	(16,783)	—

Total current assets	114,076	7,687	101,314	(17,073)	206,004
Property, plant and equipment, net	118,927	5,126	140,247	—	264,300
Special term deposit	125,000	—	—	—	125,000
Other noncurrent assets, net	7,401	185	225	—	7,811
Investment in subsidiaries	19,690	—	—	(19,690)	—

Total assets	$385,094	$12,998	$241,786	$(36,763)	$603,115

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$37,423	$—	$25,188	$—	$62,611
Accounts payable	21,361	2,770	28,171	(265)	52,037
Accrued liabilities	36,140	397	21,792	—	58,329
Due to parent	—	7,910	8,873	(16,783)	—

Total current liabilities	94,924	11,077	84,024	(17,048)	172,977
Long-term debt, less current maturities	302,402	—	130,968	—	433,370
Other noncurrent liabilities	53,569	1,660	7,340	—	62,569

Total liabilities	450,895	12,737	222,332	(17,048)	668,916
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,000 shares authorized, issued, and outstanding	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued, and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	5,238	1,205	—	(1,205)	5,238
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(71,039)	(945)	17,449	(16,504)	(71,039)

Total shareholders' equity (deficit)	(65,801)	261	19,454	(19,715)	(65,801)

Total liabilities and shareholders' equity (deficit)	$385,094	$12,998	$241,786	$(36,763)	$603,115

Consolidating Statement of Operations

Nine Months Ended July 31, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$169,734	$13,121	$315,365	$(8,832)	$489,388
Costs and expenses:
Cost of sales	146,865	10,076	290,675	(1,933)	445,683
Depletion, depreciation and amortization	13,521	1,116	8,153	—	22,790
Selling, general and administrative	12,194	956	14,139	(6,901)	20,388
Exploration	584	—	181	—	765
Unrealized (gain)/loss on derivatives	(1,465)	(7)	68	—	(1,404)

Total costs and expenses	171,699	12,141	313,216	(8,834)	488,222

Income (loss) from operations	(1,965)	980	2,149	2	1,166
Other income (expense):
Interest expense	(30,314)	(492)	(12,371)	492	(42,685)
Interest income	11,067	—	44	(492)	10,619
Other, net	(1,950)	24	(311)	—	(2,237)
Equity in earnings of subsidiaries	(9,975)	—	—	9,975	—

	(31,172)	(468)	(12,638)	9,975	(34,303)

Income (loss) before income tax expense	(33,137)	512	(10,489)	9,977	(33,137)
Income tax expense	—	—	—	—	—

Net income (loss)	$(33,137)	$512	$(10,489)	$9,977	$(33,137)

Consolidating Statement of Operations

Nine Months Ended July 31, 2001 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$216,198	$17,981	$334,095	$(10,230)	$558,044
Costs and expenses:
Cost of sales	191,519	15,165	294,330	(3,078)	497,936
Depletion, depreciation and amortization	14,099	1,186	7,228	—	22,513
Selling, general and administrative	11,254	1,138	16,059	(7,142)	21,309
Exploration	1,215	—	—	—	1,215
Unrealized (gain)/loss on derivatives	(1,212)	(45)	(586)	—	(1,843)

Total costs and expenses	216,875	17,444	317,031	(10,220)	541,130

Income (loss) from operations	(677)	537	17,064	(10)	16,914
Other income (expense):
Interest expense	(31,916)	(636)	(13,977)	632	(45,897)
Interest income	11,314	—	608	(632)	11,290
Other, net	765	(18)	(634)	—	113
Equity in earnings of subsidiaries	3,377	—	—	(3,377)	—

	(16,460)	(654)	(14,003)	(3,377)	(34,494)

Income (loss) before income tax expense (benefit)	(17,137)	(117)	3,061	(3,387)	(17,580)
Income tax expense (benefit)	59	—	(1,568)	—	(1,509)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	(17,196)	(117)	4,629	(3,387)	(16,071)
Extraordinary item related to retirement of long term debt	(159)	—	—	—	(159)
Cumulative effect of change in accounting principle, net of income tax benefit	(2,649)	—	(1,125)	—	(3,774)

Net income (loss)	$(20,004)	$(117)	$3,504	$(3,387)	$(20,004)

Consolidating Statement of Operations

Three Months Ended July 31, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$60,873	$4,646	$109,584	$(3,091)	$172,012
Costs and expenses:
Cost of sales	56,578	3,461	101,960	(695)	161,304
Depletion, depreciation and amortization	4,434	373	2,835	—	7,642
Selling, general and administrative	4,682	355	4,713	(2,385)	7,365
Exploration	170	—	134	—	304
Unrealized (gain)/loss on derivatives	361	—	(126)	—	235

Total costs and expenses	66,225	4,189	109,516	(3,080)	176,850

Income (loss) from operations	(5,352)	457	68	(11)	(4,838)
Other income (expense):
Interest expense	(10,532)	(159)	(3,982)	159	(14,514)
Interest income	3,699	—	12	(159)	3,552
Other, net	(1,544)	24	97	—	(1,423)
Equity in earnings of subsidiaries	(3,494)	—	—	3,494	—

	(11,871)	(135)	(3,873)	3,494	(12,385)

Income (loss) before income tax expense	(17,223)	322	(3,805)	3,483	(17,223)
Income tax expense	—	—	—	—	—

Net income (loss)	$(17,223)	$322	$(3,805)	$3,483	$(17,223)

Consolidating Statement of Operations

Three Months Ended July 31, 2001 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$66,437	$6,760	$109,583	$(3,561)	$179,219
Costs and expenses:
Cost of sales	55,722	5,601	93,860	(1,225)	153,958
Depletion, depreciation and amortization	4,610	395	2,474	—	7,479
Selling, general and administrative	3,258	359	4,949	(2,325)	6,241
Exploration	387	—	—	—	387
Unrealized (gain)/loss on derivatives	(1,913)	(39)	475	—	(1,477)

Total costs and expenses	62,064	6,316	101,758	(3,550)	166,588

Income from operations	4,373	444	7,825	(11)	12,631
Other income (expense):
Interest expense	(10,391)	(213)	(4,580)	212	(14,972)
Interest income	3,735	—	433	(212)	3,956
Other, net	270	(7)	(501)	—	(238)
Equity in earnings of subsidiaries	4,981	—	—	(4,981)	—

	(1,405)	(220)	(4,648)	(4,981)	(11,254)

Income (loss) before income tax expense (benefit)	2,968	224	3,177	(4,992)	1,377
Income tax expense (benefit)	9	—	(1,591)	—	(1,582)

Income (loss) before extraordinary item	2,959	224	4,768	(4,992)	2,959
Extraordinary item related to retirement of long term debt	(159)	—	—	—	(159)

Net income (loss)	$2,800	$224	$4,768	$(4,992)	$2,800

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 31, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(3,131)	$1,516	$3,363	$9,976	$11,724
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,144)	(108)	(10,375)	—	(16,627)
Net proceeds from sales of assets	43	3	—	—	46
Investment in subsidiaries	9,976	—	—	(9,976)	—

Net cash provided by (used in) investing activities	3,875	(105)	(10,375)	(9,976)	(16,581)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	614	—	13,800	—	14,414
Payments on long-term debt	(79)	—	(3,077)	—	(3,156)
Payment of deferred financing costs	(119)	—	—	—	(119)
Due to/due from parent/subsdiaries	(1,160)	(1,411)	2,571	—	—

Net cash provided by (used in) financing activities	(744)	(1,411)	13,294	—	11,139

Net increase in cash	—	—	6,282	—	6,282
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$12,545	$—	$12,545

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 31, 2001 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(81)	$(996)	$32,041	$(3,377)	$27,587
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,265)	—	(8,121)	—	(18,386)
Net proceeds from sales of assets	4,912	—	—	—	4,912
Investment in subsidiaries	(3,377)	—	—	3,377	—

Net cash used in investing activities	(8,730)	—	(8,121)	3,377	(13,474)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	16,532	—	(21,315)	—	(4,783)
Payments on long-term debt	(5,224)	—	(2,786)	—	(8,010)
Payment of deferred financing costs	(375)	—	—	—	(375)
Due to/due from parent/subsdiaries	(2,122)	996	1,126	—	—

Net cash provided by (used in) financing activities	8,811	996	(22,975)	—	(13,168)

Net increase in cash	—	—	945	—	945
Cash at beginning of period	—	—	8,295	—	8,295

Cash at end of period	$—	$—	$9,240	$—	$9,240

DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	July 31, 2002	October 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash	$12,545	$6,263
Trade accounts receivable, net of allowance for doubtful accounts	25,620	25,352
Inventories	59,282	61,152
Prepaid expenses and other current assets	10,593	8,547

Total current assets	108,040	101,314
Property, plant and equipment, net	141,938	140,247
Other noncurrent assets, net	119	225

Total assets	$250,097	$241,786

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$39,086	$25,188
Accounts payable	23,543	28,171
Accrued liabilities	25,354	21,792
Due to parent	18,101	8,873

Total current liabilities	106,084	84,024
Long-term debt, less current maturities	127,708	130,968
Other noncurrent liabilities	7,340	7,340

Total liabilities	241,132	222,332
Shareholders' equity:
Capital stock, $0.01 par value, 15,912,083,739 shares in 2002, $0.3709 par value, 729,548,157 shares in 2001	2,005	2,005
Retained earnings	6,960	17,449

Total shareholders' equity	8,965	19,454

Total liabilities and shareholders' equity	$250,097	$241,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales	$109,584	$109,583	$315,365	$334,095
Costs and expenses:
Cost of sales	101,960	93,860	290,675	294,330
Depreciation and amortization	2,835	2,474	8,153	7,228
Selling, general and administrative	4,713	4,949	14,139	16,059
Exploration	134	—	181	—
Unrealized loss (gain) on derivative financial instruments	(126)	475	68	(586)

Total costs and expenses	109,516	101,758	313,216	317,031

Income from operations	68	7,825	2,149	17,064
Other income (expense):
Interest expense	(3,982)	(4,580)	(12,371)	(13,977)
Interest income	12	433	44	608
Other, net	97	(501)	(311)	(634)

	(3,873)	(4,648)	(12,638)	(14,003)

Income (loss) before income tax benefit	(3,805)	3,177	(10,489)	3,061
Income tax benefit	—	(1,591)	—	(1,568)

Income (loss) before cumulative effect of change in accounting principle	(3,805)	4,768	(10,489)	4,629
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(1,125)

Net income (loss)	$(3,805)	$4,768	$(10,489)	$3,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended July 31,
	2002	2001
Net cash provided by operating activities	$3,363	$32,041
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,375)	(8,121)

Net cash used in investing activities	(10,375)	(8,121)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	13,800	(21,315)
Payments on long-term debt	(3,077)	(2,786)
Loans with parent	2,571	1,126

Net cash provided by (used in) financing activities	13,294	(22,975)

Net increase in cash	6,282	945
Cash at beginning of period	6,263	8,295

Cash at end of period	$12,545	$9,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)    Basis of Presentation

  Unaudited Interim Financial Statements

        In the opinion of management, the interim condensed consolidated financial statements of Doe Run Peru S.R.L. (Doe Run Peru) contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the condensed consolidated financial position as of July 31, 2002 and results of operations for the three and nine month periods ended July 31, 2002 and 2001. Interim periods are not necessarily indicative of results to be expected for the year.

(2)    Inventories

	July 31, 2002	October 31, 2001
	(unaudited)
Refined metals and concentrates for sale	$2,052	$1,775
Metals and concentrates in process	43,848	45,516
Materials, supplies and spare parts	13,382	13,861

	$59,282	$61,152

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $1,067 and $826 at July 31, 2002 and October 31, 2001, respectively.

(3)    Hedging and Derivative Financial Instruments

        Doe Run Peru uses derivative financial instruments primarily to enhance revenue by receiving premiums on option contracts. Doe Run Peru sells futures contracts and options and combinations thereof that effectively establish contract prices for sales and purchases that are acceptable, should the options be exercised. The options generate premium income, which enhance revenues. Because these instruments do not meet the requirements for hedge accounting under FAS 133, the changes in fair market value related to these instruments (including the time value portion), which reflect market prices and volatility at the balance sheet date, are recorded in results of operations, and are expected to increase the volatility of reported results.

        The amount reflected in other income/(expenses) relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), Doe Run Peru assesses effectiveness based on changes in the forward rate, and as a result, does not expect hedge ineffectiveness.

        The fair market value of Doe Run Peru's derivative financial instruments reflected in Doe Run Peru's balance sheet as of July 31, 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash Doe Run Peru would receive (pay) if the contracts were canceled on the balance sheet date.

        Doe Run Peru's open derivative financial instruments at July 31, 2002 were: (numbers not in thousands)

  Sold (Purchased) Futures Contracts

Metal	Quantity		Weighted Average Price	Fair Market Value	Period
Gold	(6,198)	oz	$287/oz	$(58,533)	Aug. 02 to Sep. 02
Copper (Other)	(213)	tons	$1625.00/ton	(55,463)	Aug. 02 to Sep. 02
Silver	850,175 (987,300)	oz. oz	$5.14/oz $5.37/oz	810,573 (1,153,260)	Aug 02 Aug 02

  Sold (Purchased) Call Option Contracts

Metal	Quantity		Price Range	Fair Market Value	Period
Copper	5,813 (2,200)	tons tons	$1,451.00/ton to $1,600.00/ton $1,520.00/ton	$(65,291 10,592)	Aug 02 to Dec. 02 Aug 02 to Oct. 02
Silver	460,740	oz	$4.28/oz. to $4.60/oz.	(44,770)	Aug 02 to Dec. 02
Gold	8,118 (1,646)	oz oz.	$260.00 /oz $287.00 /oz	(191,050 3,106)	Aug 02 to Dec. 02 Aug. 02

  Sold (Purchased) Put Option Contracts

Metal	Quantity		Price Range	Fair Market Value	Period
Lead	827	tons	$435.00/ton	$(37,725)	Aug 02
Silver	197,460	oz.	$4.25/oz.	(9,844)	Aug 02 to Dec. 02
Gold	4,827 (2,743)	oz. oz	$264.00/oz. $283.00/oz.	(31,489 29,633)	Aug 02 to Dec. 02 Aug 02 to Sep. 02

        At July 31, 2002, Doe Run Peru had recorded an asset and a liability of $33 and $826, respectively, related to the fair market values of these instruments.

(4)    Related party transactions

        Effective November 1, 2000, Doe Run Peru terminated all previously existing agreements for services with Doe Run Mining S.R.L and the Doe Run Resources Corporation (Doe Run) and replaced them with a Hedging Services Contract and an International Sales Agency Services Contract with Doe Run. Under the Hedging Services Contract, the Company will pay to Doe Run $42 per month for trading and hedging services. Under the International Sales Agency Services Contract, the Company will pay to Doe Run a commission of 2 1/4% of foreign sales. The Contracts cover an initial term of two years, and are annually renewable thereafter. Amounts expensed in the nine months ended July 31, 2002 were $378 and $6,523 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively. Amounts expensed in the nine months ended July 31, 2001 were $378 and $6,764 under the Hedging Services Contract and the International Sales Agency Services Contract, respectively.

        On March 12, 2002, with the consent of its parent company, Doe Run, Doe Run Peru did not pay $7,031 of interest due to Banco de Credito Overseas Limited (the Bank) under a Contract for a Loan in Foreign Currency. Failure to pay such interest was cured by instructing the Bank to offset the amount of such payment against the amount otherwise payable by the Bank to Doe Run under a Special Term Deposit Contract. Effective September 12, 2002, the remaining balance of the note, including the September 12, 2002 interest payment, was offset against the Special Term Deposit, and in return, Doe Run Peru delivered a non-interest bearing intercompany note to Doe Run in the amount of $139,063. The obligations of Doe Run Peru under the intercompany note are subordinate to those under Doe Run Peru's revolving credit facility.

(5)    Liquidity

  Net unused availability at July 31, 2002 was $100 under the Doe Run Peru revolving credit facility. In addition to availability under the credit facility, Doe Run Peru had $12,500 of cash at July 31, 2002. At August 31, 2002 availability was $300 under the Doe Run Peru revolving credit facility, and the cash balance was $1,500. On September 17, 2002, Doe Run Peru entered into a new revolving credit facility with Banco de Credito del Peru (the BCP Revolving Credit Facility). See discussion below for details of the BCP Revolving Credit Facility.

  Due to the Doe Run's non-payment of interest due March 15, 2002 on its 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes) and the expiration of the grace period during which Doe Run could cure the non-payment and the violation of other financial covenants, Doe Run Peru, as a guarantor, is in default of its covenants under the Notes indentures. In an event of default, the lender have the right to accelerate the payment of any unpaid principal and interest balances. No actions have been taken by the holders of the Notes to accelerate the payment of the Notes. Doe Run is attempting to complete a restructuring as described below.

  On September 20, 2002, Doe Run issued an exchange offer for the Notes (the Exchange Offer) that amended an earlier tender and exchange offer. Under the Exchange Offer, Doe Run is offering holders of the Notes Exchange Notes with an aggregate principal amount of $660 for each $1,000 principal amount of the 11 1/4% Senior Secured Notes and $560 per $1,000 principal amount of the 11 1/4% Senior Notes and Floating Interest Rate Notes, in addition to warrants to purchase up to 40% of the Doe Run's outstanding common stock (assuming 100% participation in the Exchange Offer). In addition to the March 15, 2002 interest payment, Doe Run did not make the interest payment due September 15, 2002. By accepting the Exchange Notes, the holders will waive the receipt of any and all accrued and unpaid interest and penalties on the Notes.

  In connection with the Exchange Offer, Doe Run's ultimate parent, The Renco Group, Inc. (Renco), will purchase $20 million of Doe Run's preferred stock and Regiment Capital Advisors LLC (Regiment), a significant holder of the Notes, will commit to lend Doe Run $15,500 at a 3% discount, pursuant to a senior credit facility (the New Senior Credit Facility). The $35,035 in proceeds of the Renco investment and the New Senior Credit Facility, will be used to pay down the U.S. revolving credit facility, to pay the accrued interest as of March 15, 2002 and September 15, 2002, including penalties thereon, on the Notes remaining outstanding, if any, after the Exchange Offer and to pay certain costs of the transactions.

  The consummation of the Exchange Offer is contingent upon a number of conditions including the participation in the Exchange Offer by holders of at least 95% of the aggregate principal amount outstanding of each tranche of the Notes (the "Minimum Tender"); the closing of the New Senior Credit Facility; the satisfactory amendment of the U.S. Revolving Credit Facility; and the sale of preferred stock to Renco. There can be no assurance that Doe Run will be able to consummate the Exchange Offer.

  Concurrently with the Exchange Offer, Doe Run is also seeking acceptances from the holders of the Notes to a prepackaged plan of bankruptcy (the "Plan") under Chapter 11 of the United States Bankruptcy Code. In the event that Doe Run is unable to achieve the minimum tender necessary to consummate the Exchange Offer consensually, but does receive the requisite acceptances needed to confirm the Plan, Doe Run intends to seek to have the Plan confirmed in the United States Bankruptcy Court for the Southern District of New York. Acceptances from holders of at least 66 2/3% of the aggregate principal amount of each tranche of the Notes and a majority in number of holders of each tranche of Notes, in each case actually voting on the Plan, will be necessary to confirm the Plan. If the Plan is confirmed, Doe Run's obligations under the Notes will be extinguished in their entirety and holders of Notes will receive substantially the same consideration for their Notes as they would under the terms of the Exchange Offer.

  On September 17,2002, Doe Run Peru entered into a new three-year BCP Revolving Credit Facility with its lender, effective September 25, 2002. The lender has currently committed to a maximum of $40,000, and is attempting to syndicate the balance of the $58,000 million provided for under the amended facility. If the Exchange Offer and related transactions are not consummated by November 25, 2002, an event of default will occur under the new facility, which could result in the outstanding balance becoming immediately due and payable. As there can be no assurance that the Exchange Offer and other transactions will be completed, the balance of borrowings under the current facility at July 31, 2002 are classified as current. Under the new agreement, advance rates on certain receivables and inventory will be improved from those under the previous facility, provided that Doe Run Peru meets certain documentation requirements, which Doe Run Peru anticipates being able to accomplish.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis includes both the U.S. operations and the Peruvian operations of the Company and should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein. Holders of Notes and other readers of this Form 10-Q are urged to read The Company's Amended and Restated Exchange Offer (the Exchange Offer), Consent Solicitation and Solicitation of Acceptances (the Offering Memorandum) dated September 20,2002 as well as the plan attached as Exhibit A thereto, for a complete description of the Exchange Offer, the plan and its effects on holders of Notes and other interested parties. The Offering Memorandum and plan have been provided to holders of Notes and are also available as an exhibit to the Company's Current Report on Form 8-K dated September 23, 2002.

  Liquidity

        Low metal prices over the past four years, coupled with the Company's substantial debt service requirements, have severely impacted the Company's liquidity. In fiscal 2001, cash from operating activities was sufficient to meet the Company's capital and debt service requirements only because of a significant reduction in working capital. During the nine months ended July 31, 2002 (the 2002 period) the Company continued to reduce working capital. Reductions in receivables coupled with increases in borrowings on revolving credit lines resulted in reduced availability under revolving credit facilities to the minimal levels discussed below. In the 2002 period, the Company's liquidity was not sufficient to make the $16.7 million interest payment due March 15, 2002 on its 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes) and the Company is in default of its covenants under the Notes indentures and the U.S. revolving Credit Facility. See further discussion under "Recent Events" below.

        The Company's primary available sources of liquidity are cash provided by operating activities and two revolving credit facilities. In the U.S., the Company has available a revolving credit facility (the Doe Run Revolving Credit Facility) that provides for advances by the lender to a maximum of $75.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. In Peru, the Company has available a revolving credit facility (the Doe Run Peru Revolving Credit Facility) that provides for advances by the lender to a maximum of $40.0 million, less outstanding letters of credit, guarantee letters and customs bonds based upon specific percentages of eligible receivables and inventories. On September 17, 2002, Doe Run Peru entered into a new three-year credit facility with Banco de Credito del Peru (the BCP Revolving Credit Facility). This facility replaced the Doe Run Peru Revolving Credit Facility, which had been extended. See "Recent Events" below for details of the BCP Revolving Credit Facility.

        Net unused availability at July 31, 2002 was $1.6 million under the Doe Run Revolving Credit Facility and $0.1 million under the Doe Run Peru Revolving Credit Facility. In addition to availability under the credit facilities, the Company had $12.5 million of cash at July 31, 2002. At August 31, 2002 availability was $2.9 million under the Doe Run Revolving Credit Facility and $0.3 million under the Doe Run Peru Revolving Credit Facility, and the Company's cash balance was $1.5 million.

        The deterioration of liquidity has adversely affected the Company's operating and financial results. As a result of extending accounts payable in order to conserve cash, procurement of materials, supplies and equipment has become more difficult and at times more costly. Discounts are being missed, late charges are being incurred and in some cases the Company is not able to obtain normal trade credit or purchase from the low cost supplier. The Company's commodity hedging activity has been significantly reduced as a result of the cancellation of margin credit lines by a number of counterparties. In order to generate cash, during the 2002 period, the Company made certain lead metal shipments worth approximately $7.3 million that are subject to a put option exercisable by the buyers. See "Obligations and Commitments—Note (e)" for details of these transactions. The options expire in varying monthly increments between September and December 2002. While these transactions enhanced the current liquidity situation by accelerating cash receipts, there may be negative impacts in the future as current prices have fallen below the transaction prices and accordingly the buyer may elect to exercise its options. In general, the current liquidity situation has severely limited the Company's ability to pursue certain revenue enhancement, including commodity hedging, and cost reduction opportunities and to take advantage of other business opportunities.

  Recent Events

        Due to the non-payment of interest due March 15, 2002 and the expiration of the grace period during which the Company could cure the non-payment on the 11 1/4% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11 1/4% Senior Secured Notes due 2005 (collectively, the Notes), as well as the violation of other financial covenants contained in its loan agreement relating to the U.S. revolving credit facility, the Company is in default of its covenants under the Notes indentures and its U.S. revolving credit facility. In an event of default, the lenders have the right to accelerate the payment of any unpaid principal and interest balances. As a result, the related debt balances are classified as current at July 31, 2002. No actions have been taken by the lenders to accelerate the payment of outstanding debt balances. The Company is in negotiations with lenders to execute an amended U.S. revolving credit facility and is attempting to complete a restructuring as described below.

        On September 20, 2002, the Company issued an exchange offer for the Notes (the Exchange Offer) that amended an earlier tender and exchange offer. Under the Exchange Offer, the Company is offering holders of the Notes new notes (Exchange Notes) with an aggregate principal amount of $660 for each $1,000 principal amount of the 11 1/4% Senior Secured Notes and $560 per $1,000 principal amount of the 11 1/4% Senior Notes and Floating Interest Rate Notes, in addition to warrants to purchase up to 40% of the Company's outstanding common stock (assuming 100% participation in the Exchange Offer). In addition to the March 15, 2002 interest payment, the Company did not make the interest payment due September 15, 2002. The Company does not intend to pay the unpaid accrued interest on the Notes that will be exchanged in the Exchange Offer, and by accepting the Exchange Notes, the holders will waive the receipt of any and all accrued and unpaid interest and penalties on the Notes.

        In connection with the Exchange Offer, the Company's ultimate parent, The Renco Group, Inc. (Renco), will purchase $20 million of the Company's preferred stock and Regiment Capital Advisors LLC (Regiment), a significant holder of the Notes, will commit to lend the Company $15.5 million at a 3% discount, pursuant to a senior credit facility (the New Senior Credit Facility). The $35.0 million in proceeds of the Renco investment and the loan from Regiment, will be used to pay down the U.S. revolving credit facility, to pay the accrued interest as of March 15, 2002 and September 15, 2002, including penalties thereon, on the Notes remaining outstanding after the Exchange Offer and to pay certain costs of the transactions. If successful, the Exchange Offer will significantly reduce the Company's future debt service requirements. By deferring the maturities of the Company's obligations under the Notes as well as providing the Company with the option to pay interest in kind for certain periods in lieu of a cash only interest payment, the Exchange Notes and related New Senior Credit Facility will also provide substantial cash flow benefits in the near term. For the life of the Exchange Notes, principal and interest payments will be reduced by approximately $40.5 million (assuming 100% participation in the Exchange Offer and that the Company elects a pay in kind feature available on the Exchange Notes). Over the next three years, (assuming 100% participation in the Exchange Offer and election of the pay in kind feature) cash required for principal and interest payments on the Exchange Notes and the New Senior Credit Facility will be approximately $336.4 million less than the amount due under the Notes. These savings may be partially offset by payments due to holders of the warrants upon exercise of the warrants put option described in the Exchange Offer. The proceeds from Renco's purchase from the sale of $20.0 million of Doe Run's preferred stock as well as the proceeds from the New Senior Credit Facility will significantly improve the Company's current liquidity. In addition, Renco will provide up to $15.0 million in credit support in connection with the new U.S. revolving credit facility. The Company plans to continue operating all of its facilities at present levels and does not expect that the completion of these transactions will have an adverse affect on the Company's trade creditors.

        The consummation of the Exchange Offer is contingent upon a number of conditions including the participation in the Exchange Offer by holders of at least 95% of the aggregate principal amount outstanding of each tranche of the Notes (the "Minimum Tender"); the closing of the New Senior Credit Facility; the satisfactory amendment of the U.S. Revolving Credit Facility; and the sale of preferred stock to Renco. There can be no assurance that Doe Run will be able to consummate the Exchange Offer. Concurrently with the Exchange Offer, the Company is also seeking acceptances from the holders of the Notes to a prepackaged plan of bankruptcy (the "Plan") under Chapter 11 of the United States Bankruptcy Code. In the event that the Company is unable to achieve the Minimum Tender necessary to consummate the Exchange Offer consensually, but does receive the requisite acceptances needed to confirm the Plan, the Company intends to seek to have the Plan confirmed in the United States Bankruptcy Court for the Southern District of New York. Acceptances from holders of at least 66 2/3% of the aggregate principal amount of each tranche of the Notes and a majority in number of holders of each tranche of Notes, in each case actually voting on the Plan, will be necessary to confirm the Plan. If the Plan is confirmed, the Company's obligations under the Notes will be extinguished in their entirety and holders of Notes will receive substantially the same consideration for their Notes as they would under the terms of the Exchange Offer.

        Doe Run will be required, pursuant to the terms of the New Senior Credit Facility and the Exchange Notes, to grant the lenders under the New Senior Credit Facility a first priority lien, and the holders of the Exchange Notes a second priority lien, on substantially all of its assets, and those of its subsidiaries (other than Doe Run Peru), not otherwise pledged to secure its obligations under the U.S. Revolving Credit Facility or its existing Senior Secured Notes. This collateral will include, but not be limited to, the Intercompany Note made payable to Doe Run by Doe Run Peru and the shares of capital stock of certain of its subsidiaries. Furthermore, the lenders under the New Senior Credit Facility will be granted a second priority lien on the assets pledged to secure Doe Run's obligations under the U.S. Revolving Credit Facility.

        On September 17, 2002, Doe Run Peru entered into a new, three-year revolving credit facility with its lender, effective September 25, 2002. The lender has currently committed to a maximum of $40.0 million and is attempting to syndicate the balance of the $58.0 million provided for under the new facility. If the Exchange Offer and related transactions are not consummated by November 25, 2002, an event of default will occur under the new facility, which could result in the outstanding balance becoming immediately due and payable. As there can be no assurance that the Exchange Offer and other transactions will be completed, the balance of borrowings under the current facility at July 31, 2002 are classified as current. Under the new agreement, advance rates on certain receivables and inventory will be improved from those under the previous facility, provided that Doe Run Peru meets certain documentation requirements, which Doe Run Peru anticipates being able to accomplish.

Results of Operations

        The Company reported a net loss of $17.2 million for the three months ended July 31, 2002 (the 2002 quarter) compared to net income of $2.8 million for the three months ended July 31, 2001 (the 2001 quarter). The Company's U.S. operations reported a net loss of $15.8 million (excluding intercompany fee revenue of $2.4 million) for the 2002 quarter compared to a net loss of $4.3 million (excluding intercompany fees and eliminations of $2.3 million) in the 2001 quarter. The increase in U.S. net loss was primarily due to lower realized prices for lead metal, an unrealized loss on derivatives in the 2002 quarter compared to a gain in the in the 2001 quarter, higher production costs and restructuring costs recorded in the 2002 quarter but not in the prior year. The Company's Peruvian operations reported a net loss of $1.4 million (excluding intercompany fees of $2.4 million) in the 2002 quarter compared to net income of $7.1 million (excluding intercompany fees of $2.3 million) in the 2001 quarter. The decrease in Peruvian net income was due primarily to lower treatment and refining charges for lead, zinc, and copper concentrates, and the absence of deferred tax benefit, partially offset by reduced conversion costs at La Oroya.

        For the nine months ended July 31, 2002 (the 2002 period) the Company reported a net loss of $33.1 million compared to a net loss of $20.0 million for the nine months ended July 31, 2001 (the 2001 period). The Company's U.S. operations reported a net loss of $29.5 million (excluding intercompany fee revenue of $6.9 million) for the 2002 period compared to a net loss of $30.7 million excluding intercompany fees of $6.9 million) in the 2001 period. The decrease in the U.S. net loss was primarily due to lower production costs and an increase in the unrealized gains on derivatives and the related cumulative effect of change in accounting principle recorded in the 2001 period pursuant to FAS 133 partially offset by lower realized prices for lead metal and zinc concentrates, and restructuring costs recorded in 2002. See "Item 1. Financial Statements—Note 5 to the Company's Consolidated Financial Statements" for a discussion of FAS 133. The Company's Peruvian operations had a net loss of $3.6 million (excluding intercompany fees of $6.9 million) in the 2002 period compared to net income of $10.6 million (excluding intercompany fees of $8.1 million) in the 2001 period. The decrease in Peruvian net income was primarily due to the factors discussed above partially offset by lower production costs at Cobriza.

        The Company's results for the 2002 quarter reflect declines in the market prices of lead and zinc and increases in the prices of copper and silver. The 2002 period reflects a slight increase in the silver price and declines in the prices of lead, copper, and zinc. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Average Prices
Lead ($/short ton)	404.67	415.00	$428.73	$429.20
Copper ($/short ton)	1,461.40	1,455.00	1,410.49	1,552.80
Zinc ($/short ton)	705.00	811.40	710.69	889.60
Silver ($/troy ounce)	4.84	4.33	4.56	4.48

        The average annual LME lead price has declined approximately 39% from 1996 through 2001 as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. The second and third quarters of fiscal 2002 reflect deterioration of the lead price offsetting the modest improvement seen in the first quarter. Lead prices remain substantially below the average for the ten years 1992 through 2001.

        In the U.S. market, demand for lead has been adversely impacted by recessionary economic conditions during 2002. A significant drop in lead required for batteries for the telecommunications industry occurred as a result of lower capital expenditures for the industry's infrastructure. For the first seven months of calendar 2002 world consumption of lead was down 1%, western world consumption of lead declined by 2.5% and U.S. consumption declined by 5%, reflecting weakened economic conditions. This decline in demand significantly impacted the Company's sales volume, as U.S. battery manufacturers rationalized production. Lead metal sales volume was off about 67,000 tons, or 22% in the 2002 period, compared to the 2001 period. The decline in demand has also impacted the Company's net realized prices as premiums over the LME have declined due to a surplus of lead in the U.S. market. The Company altered its marketing strategies during the period in an effort to improve sales volume. In addition, production was reduced, as described below, in order to reduce inventories. Despite these efforts, sales volume for the first nine months of fiscal 2002 was well below the prior year and significantly short of the lower levels anticipated in the revised operating plan, discussed below. Any improvement in prices and premiums is not likely to occur until demand improves or supply is reduced.

        Zinc prices dropped in 2002 as a result of weak demand and excess metal production. The last several years have seen large zinc mines open in Australia, Ireland and Peru and a major expansion of a zinc mine in Alaska. For the first seven months of calendar 2002, world zinc mine production declined 1% and zinc metal production increased 2%. Since 1998, world zinc mine production has increased 15% and western world zinc metal production increased 16%. Over the five-year period, demand continued to be weak as a result of general economic conditions. For the first seven months of calendar 2002 western world zinc demand dropped 1% and U.S. zinc demand dropped 5%, compared to a similar period in 2001. These market conditions impacted prices in the 2002 period as the average LME price for refined zinc declined more than 20%, compared to the 2001 period.

        Copper prices declined in the 2002 period, reflecting weakened world economic conditions, particularly in major copper consuming industries, like telecommunications, electronics, construction and automotive. For the first seven months of calendar 2002, world copper consumption increased 1%, western world copper consumption decreased 3% and U.S. copper consumption decreased by 6% compared to the same period in 2001. During the same period, world copper supply was flat.

        A decline in lead, zinc and copper concentrate treatment charges has negatively impacted smelter profitability. Low lead, zinc and copper prices have induced mine closures and cutbacks and slowed development of new copper, zinc and lead projects. As a result, supplies of both zinc and copper concentrates have been very tight. Smelters with under-utilized capacity competing for these concentrates have driven treatment charges and penalties down significantly in the first nine months of 2002. The tight market conditions for lead, zinc and copper concentrates are expected to continue into 2003. Market experts anticipate some improvement in copper treatment charges in 2003 through 2005 as smelter utilization in the copper industry may improve to 80%. However there can be no assurance that this improvement in treatment charges will actually occur.

        A significant portion of La Oroya's concentrate feed supply is currently secured from the Peruvian domestic market. The effects of low metals prices have caused some of the Company's suppliers to suffer financial distress. If one or more of the local producers were to cease delivery of concentrates, there can be no assurance the Company would be able to secure sufficient replacement feedstock or at economically acceptable terms. A significant interruption in feed supply could result in a material reduction in the production of metals from La Oroya which, would likely have a significant adverse effect on the Company's results of operations, financial condition and liquidity

        The following table sets forth the Company's production statistics for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
U.S. Operations
Lead metal—primary (short tons)	72,845	81,584	216,398	250,943
Lead metal—secondary (short tons)	36,558	38,926	113,315	114,359
Lead concentrates (metal content, short tons)	74,803	77,866	230,341	240,652
Ore Grade	6.23%	6.37%	6.25%	6.17%
Peruvian Operations
Refined copper (short tons)	18,254	18,696	54,218	54,421
Refined lead (short tons)	34,089	33,823	99,108	99,729
Refined zinc (short tons)	21,389	22,042	64,365	65,278
Refined silver (thousands of troy ounces)	8,825	8,789	25,686	25,857
Refined gold (thousands of troy ounces)	22	22	68	64
Copper concentrates (metal content, short tons)	4,180	4,630	13,066	13,381
Ore Grade	0.98%	1.09%	1.02%	1.07%

        In the 2002 quarter and the 2002 period, the Company's U.S. operations generated operating losses primarily due to low lead and zinc prices. These losses were sustained in spite of significant changes to operations implemented during fiscal 2001 and in the first quarter of 2002. These changes, which are described below, reduced certain costs, and improved operating efficiencies, lowering overall production costs. The Company has identified additional cost reductions and efficiency improvements, which will be implemented in the fourth quarter and as a part of the operating plan for fiscal year 2003. Despite these improvements, if prices remain at current levels or decrease further, operating losses for the Company's U.S. operations are likely to result.

        In response to continued poor lead metal market conditions, the Company implemented operational and organizational changes at its U.S. primary lead operations (the Revised Operating Plan). Implementation of this plan was initiated in the second half of fiscal 2001 and completed in the first quarter of 2002. The key elements of this plan are that the Company's Herculaneum primary smelter reduced its annual refined metal production rate by 95,000 tons from 250,000 to 155,000 tons by reducing blast furnace and sinter plant operating time. The Company eliminated purchases of lead concentrates and reduced production of concentrates at its southeast Missouri mining operations. The Company placed its No. 29 mine on care and maintenance and plans to mine out its No. 28 mine during the second half of fiscal 2002. The Company also reduced total concentrate production at its other five mines. These production changes resulted in workforce reductions of approximately 280 employees, or approximately 21% of the primary lead operation's workforce. These reductions, which involved both terminations and an early retirement program, were completed in the first quarter of 2002. The changes were made in an effort to allow the Company to compete more effectively in the global market and improve overall financial performance by reducing production costs and enhancing product mix as the smelters focus on producing specialty and alloy products.

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

        Primarily due to changes associated with the Revised Operating Plan, the Company's U.S. mining operations reduced ore production during the 2002 period in an effort to increase grade and decrease unit production costs. Ore grade declined in the 2002 quarter, compared to the 2001 quarter, despite a 30,000 ton reduction in ore production, resulting in a decline in production of lead metal in concentrates of approximately 4%. While production declined, spending remained approximately the same, compared to the 2001 quarter, resulting in an increase in cost per ton of metal in concentrates of approximately 9% for the quarter. For the 2002 period, ore production was scaled back approximately 234,000 tons or 6%, resulting in a slight improvement in ore grade. The improvement in grade partially offset the impact of reduced ore tonnage, as production of lead metal contained in concentrates was approximately 4% lower for period, compared to 2001. The improved ore grade coupled with spending reductions resulted in costs per ton of metal in concentrates that were 6% lower than in the 2001 period.

        Primary smelter production declined approximately 11% for the quarter and 14% for the period, compared to the prior year, primarily reflecting implementation of the Revised Operating Plan at the Company's Herculaneum smelter. For the 2002 period, the reduction at Herculaneum was partially offset by improved performance at the Company's Glover smelter. At Herculaneum, production volume was down 17% or about 8,000 tons for the quarter and 26% or about 41,000 tons for the period, compared to the prior year. Unit production cost declined approximately 5% for the quarter and 7% for the period, despite the impact of lower production volume, due to reduced spending, including a reduction of approximately $1.4 million due to lower natural gas prices. Natural gas and propane prices declined significantly from the unusually high levels experienced in 2001, favorably impacting production costs at all of the U.S. smelting operations in the 2002 period.

        Production at the Company's Glover primary smelter reflected a slight decline for the 2002 quarter as production was slowed at the end of the quarter due to structural problems with the raw material feed system. Using alternative equipment, Glover's production has recovered to normal rates and management anticipates that the smelter will continue to produce at normal rates until repairs can be completed in fiscal year 2003. For the 2002 period, production volume improved approximately 6%, compared to the 2001 period, when the smelter was forced to shut down three times, twice due to mechanical failure of cooling system components and once due to the failure of a baghouse fan motor. Lower operating costs, primarily due to lower natural gas prices and reduced raw material usage, contributed to a 3% decline in unit production costs for the 2002 quarter, compared to the 2001 quarter. Without the production problems experienced in the prior year, and with lower energy costs,

Glover's cost performance improved dramatically in the 2002 period, as unit production costs were down approximately 13% compared to the prior year.

        Production at the Company's Buick secondary smelter declined 6% for the 2002 quarter and 1% for the 2002 period, compared to the prior year, primarily due to an effort to reduce work in process inventories in order to conserve cash while continuing to meet environmental standards. Certain work in process items have very low or no lead content, which results in slower production when these items are recycled through the process. Several options are being reviewed that will allow the facility to consume the inventory and to achieve increased lead metal production levels. Despite the lower production, unit conversion costs for the 2002 quarter were about the same as the 2001 quarter and for the period, unit conversion costs declined 4%, compared to the prior year. The cost of feed materials was also favorable in 2002, as unit feed cost were lower by approximately 8% for the quarter and 10% for the period, compared to the prior year.

        In Peru, at the La Oroya metallurgical complex, there were no significant changes in production volume of copper, lead, zinc or silver for either the 2002 quarter or the 2002 period, compared to the prior year. Gold production was up 3% for the quarter and 6% for the 2002 period, compared to the prior year, primarily due to the metal content of feed. Operating costs declined approximately 2% for the quarter and 4% for the 2002 period, compared to the prior year, due to continuing cost reductions efforts.

        At the Cobriza copper mining operation, ore production was up, but ore grades and production of metal contained in concentrates were down for both the quarter and the 2002 period. Operating costs were lower for the 2002 quarter, but lower ore grades caused the cost per ton of metal contained to increase about 8% compared to the 2001 quarter. Operating costs were lower for the 2002 period also, resulting in a 3% decrease in unit production costs, compared to the 2001 period. The lower cost per ton of contained copper was achieved despite a 5% decline in ore grade, compared to the prior year.

        The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Peruvian operations for the periods indicated:

Results of U.S. Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales(a)	$62,428	$69,636	$174,023	$223,949

Costs and expenses:
Cost of sales(a)	59,344	60,098	155,008	203,606
Depletion, depreciation and amortization	4,807	5,005	14,637	15,285
Selling, general and administrative	5,037	3,617	13,150	12,392
Exploration	170	387	584	1,215
Unrealized (gains)/losses on derivative financial instruments	361	(1,952)	(1,472)	(1,257)

Total costs and expenses	69,719	67,155	181,907	231,241

Income (Loss) from operations	(7,291)	2,481	(7,884)	(7,292)
Other income (expense)
Interest expense	(10,532)	(10,392)	(30,314)	(31,920)
Interest income	3,540	3,523	10,575	10,682
Other, net	(1,520)	263	(1,926)	747

	(8,512)	(6,606)	(21,665)	(20,491)

Loss before income tax expense and cumulative effect of change in accounting principle	(15,803)	(4,125)	(29,549)	(27,783)
Income tax expense	—	9	—	59

Loss before cumulative effect of change in accounting principle	(15,803)	(4,134)	(29,549)	(27,842)
Extraordinary item related to retirement of long-term debt	—	(159)	—	(159)
Cumulative effect of change in accounting principle	—	—	—	(2,649)

Net loss	$(15,803)	$(4,293)	$(29,549)	$(30,650)

(a)
Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:
Net sales	$2,385	$2,727	$6,901	$7,142
Cost of sales	—	402	—	—
Sales volumes (short tons)
Lead metal	92,831	93,012	236,787	303,889
Zinc concentrates	21,874	21,457	62,930	71,223
Realized prices ($/short ton)(b)
Lead metal	$477.63	$514.23	$509.68	$527.47
Zinc concentrates	226.62	240.04	218.64	273.18
(b)
Net realized prices for metals, concentrates, and by-products include: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

Results of Peruvian Operations

	Three Months Ended July 31,		Nine Months Ended July 31,
	2002	2001	2002	2001
Net sales	$109,584	$109,583	$315,365	$334,095
Costs and expenses:
Cost of sales	101,960	93,860	290,675	294,330
Depreciation and amortization	2,835	2,474	8,153	7,228
Selling, general and administrative(a)	2,328	2,624	7,238	8,917
Exporation	134	—	181
Unrealized (gains) losses on derivative financial instruments	(126)	475	68	(586)

Total costs and expenses	107,131	99,433	306,315	309,889

Income from operations	2,453	10,150	9,050	24,206
Other income (expense):
Interest expense	(3,982)	(4,580)	(12,371)	(13,977)
Interest income	12	433	44	608
Other, net	97	(501)	(311)	(634)

	(3,873)	(4,648)	(12,638)	(14,003)

Income (Loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(1,420)	5,502	(3,588)	10,203
Income tax benefit	—	(1,591)	—	(1,568)

Income (Loss) before cumulative effect of change in accounting principle	(1,420)	7,093	(3,588)	11,771
Cumulative effect of change in accounting principle	—	—	—	(1,125)

Net income (loss)	$(1,420)	$7,093	$(3,588)	$10,646

(a)
Intercompany fees that are eliminated in the consolidated results of the Company and have have been excluded from the results presented above are as follows:
Selling, general and administrative	2,385	2,325	6,901	7,142
Sales Volumes
Copper (short tons)	17,985	19,101	54,065	54,441
Lead (short tons)	34,167	33,591	99,235	99,707
Zinc (short tons)	21,404	22,478	64,543	65,732
Silver (thousands of troy ounces)	8,811	8,798	25,673	25,744
Gold bullion (thousands of troy ounces)	22	21	68	64
Realized Prices
Copper ($/short ton)	$1,450.49	$1,472.09	$1,403.82	$1,560.53
Lead ($/short ton)	413.51	434.03	438.93	445.27
Zinc ($/short ton)	701.29	835.09	708.50	908.97
Silver ($/troy ounce)	4.86	4.39	4.57	4.51
(b)
Net realized prices for metals, concentrates, and by-products include: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

        Results of operations for the three months and the nine months ended July 31, 2002 and 2001 include the results of the Company's U.S. and Peruvian operations. In order to provide a more meaningful analysis, the results attributable to Peruvian operations will be noted and discussed separately under "Results of Peruvian Operations".

        Net sales in the 2002 quarter were $172.0 million compared to $179.2 million in the 2001 quarter. Peruvian net sales were flat in the 2002 quarter, compared to the 2001 quarter. U.S. net sales were $7.2 million lower in the 2002 quarter, compared to the 2001 quarter, primarily due to lower realized prices for lead metal, lower revenues from oxide at the Company's Fabricated Products operation and purchased zinc that was sold in the 2001 quarter but not in 2002. Realized prices for lead metal were lower due to both lower LME prices and lower premiums resulting from the weakened market conditions previously discussed. Oxide sales were lower because the Company's main oxide customer began tolling, rather than purchasing, oxide. As a result, oxide revenues represent the fee that the Company receives for converting metal into oxide rather than the full value of oxide including raw material costs.

        Net sales decreased $68.7 million in the 2002 period compared to the 2001 period, of which, $18.7 million was attributable to Peruvian operations. U.S. net sales were $49.9 million lower in the 2002 period, compared to the 2001 period, primarily due to a decrease in lead metal sales volume which was 22% lower than the prior year, reducing net sales by $35.4 million. The reduced volume reflects the Company's implementation of the Revised Operating Plan in response to weaker overall demand, discussed previously. Also contributing to the sales reduction were lower realized prices for lead metal and zinc concentrates and the reduction in oxide sales discussed above.

        Cost of sales increased $7.3 million for the 2002 quarter compared to the 2001 quarter. Of this increase, $8.1 million was attributable to Peruvian operations. U.S. cost of sales for the 2002 quarter was $0.8 million less than the 2001 quarter primarily due to lower cost of sales for oxide and the elimination of purchased zinc sales, partially offset by increased unit production costs. Oxide declined because of the change from outright sales to toll, discussed above. Unit Production costs were higher primarily due to increased unit production cost at the Company's mining operations resulting from a small decline in ore grade, lower ore production and increased electricity cost, compared to the 2001 quarter, which included a revenue sharing credit from the utility company.

        Cost of sales for the 2002 period was $445.7 million compared to $497.9 million for the 2001 period. A decrease of $3.7 million was attributable to Peruvian operations. U.S. cost of sales for the 2002 period was $48.6 million less than the 2001 period. The reduced lead metal volume, discussed above, accounts for $35.3 million of this decrease. A decrease of approximately $7.5 million is attributable to efficiency improvements at all three primary operating facilities resulting from implementation of the Revised Operating Plan, improved unit production cost at the secondary smelter and lower energy costs. Lower cost for oxide production also contributed to the decrease.

        Selling, general and administrative expenses increased by $1.1 million for the 2002 quarter, compared the prior year. A decline of $0.3 million was attributable to Doe Run Peru. Selling, general and administrative expenses for U.S. operations increased $1.4 million primarily due to increases in legal fees, expenses related to retention bonus accruals, insurance and public relations expenses.

        Selling, general and administrative expenses decreased by $0.9 for the 2002 period, compared the prior year. A decrease of $1.7 million was attributable to Peruvian operations. The $0.8 million increase in selling, general and administrative expenses for U.S. operations is primarily the result of increases in legal fees, expenses related to retention bonus accruals, gainsharing and public relations, partially offset by reductions in association dues, commissions and professional fees.

        Exploration expense decreased $0.5 million for the 2002 period, compared to the prior year. An increase of $0.1 million is attributable to Peruvian operations. The decrease of $0.6 million for U.S.

operations was due to suspension of all drilling and fieldwork on the Company's Missouri and South African exploration properties in an effort to conserve cash.

        Unrealized gains on derivatives relate to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for the 2002 quarter and 2002 period resulted from a reduction in the quantities of contracts outstanding, due primarily to credit line reductions. This resulted in the realization of losses that were previously unrealized.

        Interest expense declined $0.5 million in the 2002 quarter and $3.2 million in the 2002 period, compared to the prior year. Peruvian operations accounted for decreases of $0.5 million for the 2002 quarter and $1.6 million for the 2002 period. The slight increase for U.S. operations for the quarter is primarily the result of a recognizing penalty interest on the overdue interest on the Company's Notes, partially offset by lower interest rates on the Company's floating interest rate notes and on the U.S. revolving credit facility. The decline attributable to U.S. operations for the 2002 period was primarily due to the lower interest rates on the floating interest rate notes and revolving credit facility, partially offset by the penalty interest recorded in the third quarter.

        Other, net expense was $1.4 million in the 2002 quarter compared to other net income of $0.2 million for the 2001 quarter. For the 2002 period, other net expense was $2.2 million, compared to other net income of $0.1 million for the 2001 period. Peruvian operations accounted for decreased expenses of $0.6 million for the 2002 quarter and $0.3 million for the 2002 period. The changes in U.S. operations for the 2002 quarter and the 2002 period are primarily due to the absence, in 2002, of rental income on the helicopter used for Peruvian operations, which was sold in the third quarter of 2001and to restructuring costs in 2002 which were not present in the prior year.

        Income tax expense (benefit) for the 2002 quarter reflects primarily the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

        Cumulative effect of change in accounting principle relates to the adoption of FAS 133. See "Item 1. Financial Statements—Note 2 to the Company's Consolidated Financial Statements" for a discussion of FAS 133.

Results of Peruvian Operations

        Net sales for the 2002 quarter were nearly flat compared to the 2001 quarter, as higher realized prices for silver and gold were partially offset by lower realized prices for zinc, lead and copper and slightly lower copper sales volume. The declines in zinc, lead and copper realized prices reflect the unfavorable market conditions discussed earlier.

        Net sales for the 2002 period declined $18.7 million, compared to the 2001 period, primarily due to lower realized prices for zinc, copper and lead. Realized prices were down 22% for zinc, and 10% for copper, compared to the prior year, reflecting similar declines in the LME prices for those metals. These decreases were partially offset by higher realized prices for gold and slightly higher copper and gold sales volumes.

        Cost of sales increased $8.1 million, from the 2001 quarter to the 2002 quarter primarily due to higher concentrate feed cost, partially offset by lower conversion costs and lower sales volumes for copper and zinc. The increase in concentrate feed cost was driven by lower treatment and refining charges for copper, zinc and lead concentrates, reflecting the tightness in the concentrate markets discussed previously, and higher market prices for silver and gold. Higher costs at Cobriza for the quarter also contributed to the feed cost increase. The feed cost increases were partially offset by a 2% reduction in unit conversion costs at La Oroya.

        Cost of sales decreased $3.7 million from the 2001 period to the 2002 period, primarily due to lower concentrate feed cost, lower conversion costs at La Oroya and lower unit production cost at Cobriza. The decrease in feed cost was the result of lower metal prices, primarily copper and zinc, partially offset by lower treatment and refining charges and higher prices for silver and gold. Conversion costs at La Oroya declined 4% for the period reducing cost of sales approximately $3.5 million.

        Depreciation and amortization expense increased by $0.4 million in the 2002 quarter and $0.9 million for the 2002 period, compared to the prior year, primarily due to recent capital additions.

        Selling general and administrative expenses decreased $0.3 million for the 2002 quarter and $1.7 million for the 2002 period, compared to the prior year, primarily due to a reduction of expenses related to the helicopter, which was sold in the third quarter of 2001.

        Unrealized (gain)/loss on derivatives relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. Gains for the 2002 quarter and 2002 period resulted from lower metal prices.

        Income tax expense for the 2002 quarter relates to adjustments to the Company's valuation allowance against Peruvian deferred tax assets due to changes in management's assessment about whether their benefits will be realized. Due to the Company's liquidity situation, it is management's belief that it is not more likely than not that future deferred tax timing differences will be realized.

        Cumulative effect of change in accounting principle in the 2001 period relates to the adoption of FAS 133. See "Item 1. Financial Statements—Note 2 to Doe Run Peru's Financial Statements" for a discussion of FAS 133.

Liquidity and Capital Resources

        The Company's liquidity requirements arise from its working capital requirements, and capital investment and debt service obligations. The Company's primary available sources of liquidity are cash provided by operating activities and the two revolving credit facilities discussed previously. As of July 31, 2002, $38.2 million was outstanding, exclusive of $7.4 million of letters of credit, under the Doe Run Revolving Credit Facility and $34.8 million was outstanding under the Doe Run Peru Revolving Credit Facility. The Company also has available in Peru an unsecured credit arrangement related to customs bonds, provided by a local insurance company. At July 31, 2002, $2.5 million of customs bonds were outstanding under this arrangement.

        As discussed previously, the Company is currently in default of various covenants. See discussion in Recent Events.

        In the 2002 quarter, cash provided by operating activities was $7.8 million, cash used in investing activities was $4.3 million and cash provided by financing activities was $6.7 million. For the 2002 period, cash provided by operating activities was $11.8 million, cash used in investing activities was $16.6 million and cash provided by financing activities was $11.1 million.

        In the U.S., the Company had capital expenditures of $6.3 million for the 2002 period and has projected total capital expenditures of approximately $8.9 million for fiscal 2002, primarily to support ongoing operations and for operational and environmental improvements. In addition to these capital investments, the Company's U.S. operations expended an average of approximately $68.9 million per year on repairs and maintenance from fiscal 1996 through fiscal 2001. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

        As part of the acquisition of its Peruvian operations, the Company has undertaken a capital investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. For expenditures through October 31, 2001, Centromin has approved qualifying expenditures under the investment commitment of approximately $103 million. Additional expenditures for the first nine months of fiscal 2002 have not yet been submitted for approval. Management anticipates that Doe Run Peru will have enough qualifying expenditures at October 31, 2002 to meet the required investment commitment, without penalty. Peruvian operations had capital expenditures of $10.4 million in the 2002 period and have projected capital expenditures of approximately $17.3 million for fiscal 2002, primarily for environmental improvements and to support ongoing operations.

        The Company has substantial indebtedness and debt service requirements. As of July 31, 2002, on a consolidated basis, the Company had $507.8 million of indebtedness outstanding, or $382.8 million net of the Special Term Deposit made in a foreign bank as collateral for a loan made to Doe Run Peru, securing indebtedness of a like amount. On September 12, 2002 the $125.0 Special Term Deposit was used to retire the $125.0 loan made to Doe Run Peru.

        The BCP Revolving Credit Facility contains standard covenants concerning among other things: the incurrence of additional indebtedness other than permitted indebtedness by Doe Run Peru, the entrance by Doe Run Peru into certain transactions with affiliates and the maintenance by Doe Run Peru of certain financial measures including EBITDA, interest coverage and debt service leverage with affiliates, and negative pledges on the principal assets and the quota shares of Doe Run Peru in excess of 66.67% of the outstanding quota shares. The BCP Revolving Credit Facility also contains covenants which will significantly restrict Doe Run Peru's ability to make distributions to Doe Run in excess of an annual $4 million management fee. If the Exchange Offer and other transactions are not completed by November 25, 2002 an event of default will occur, which could result in the outstanding balance becoming immediately due and payable.

Contractual Obligations and Commitments

        The following tables summarize Doe Run's contractual obligations and commercial commitments at July 31, 2002. For a discussion of environmental and reclamation obligations, see "Item 1. Financial Statements—Note 6 to the Company's Consolidated Financial Statements".

		Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	($ millions)
Contractual Obligations:
Current portion of long-term debt(a)	$380.0	$380.0	—	—	—
Long-term debt, less current maturities(b)	127.8	—	$127.8	—	—
Operating leases	15.1	6.6	5.0	$1.3	$2.2
Capital leases	7.7	4.9	2.8	—	—
Rents and royalties	3.3	.3	.5	.4	2.1

Total	$533.9	$391.8	$136.1	$1.7	$4.3

(a)
The Company is in default of the covenants related to long-term debt. As a result the related debt balances have been classified as current. See "Item 1. Financial Statements and Supplementary Data—Note 3 to the Company's Condensed Consolidated Financial Statements".

(b)
Total long-term debt, less current maturities net of the $125 special term deposit, is $2.8. On September 12, 2002 the $125 special term deposit was used to retire the $125 note payable to foreign bank.

			Payments Due By Period
	Total		Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
	($ millions)
Commercial Commitments:
Customs bonds	$2.5		$2.5	—	—	—
Standby letters of credit	7.3		7.3	—	—	—
Tolling commitments(e)	(c	)	—	—	—	—
Purchase commitments	(d	)	—	—	—	—
Sales commitments(e)	(e	)	—	—	—	—
Repurchase commitments(f)	10.4		10.4	—	—	—

Total	$20.2		$20.2	—	—	—

(c)
The Company has entered into tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expire in September and December 2003. The agreements cover approximately 10% and 14% of the Company's anticipated combined primary and secondary lead metal production for the 2002and 2003 fiscal years, respectively.

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

(e)
As of September 23, 2002, the Company has commitments to sell approximately 66%, 74%, 75%, 38% and 100% of its anticipated 2002 and 34%, 10%, 16%, 20% and 0% of its anticipated 2003 lead, copper, zinc, silver and gold metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

(f)
During February and March 2002, the Company shipped approximately 16,400 tons of lead subject to put options exercisable by the buyer at fixed prices per ton. The options expire in varying monthly increments between September and December 2002.

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

        The FSAB has issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13 and Technical Corrections. This statement updates, clarifies and simplifies debt and accounting pronouncements related to accounting for gains and losses from the extinguishments of debt and accounting for certain lease modifications. Management is in the process of evaluating the adoption of this standard and cannot at the time of this report determine the potential impact on our consolidated financial statements.

        The FSAB has issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit activities previously covered by EITF 94-3. This statement will be applied prospectively to any exit or disposal activities that we initiate after the adoption date.

Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; major equipment failures, and the ability of the Company to consummate the Exchange Offer or the Plan and related transactions. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company has outstanding $55 million of floating interest rate senior notes on which interest is payable based on the six-month LIBOR rate plus 6.29%, reset at each interest payment date (March and September 15). The Company has not hedged its risk with respect to fluctuations in the LIBOR rate. At July 31, 2002, the effective rate was approximately 8.54%.

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

Part II.    Other Information.

Item 1.    Legal Proceedings

        Karla Richardson et al. v. The Doe Run Resources Corp., et al, filed September 12, 1995; Ronald Heath, et al. v. The Doe Run Resources Corp. et al., filed November 20, 1995; Andrea Massa, et al. v. The Doe Run Resources Corp., et al., filed December 8, 1995; Govreau, et al. v. The Doe Run Resources Corp., et al, filed February 1, 1999, Casey II, et al. v. The Doe Run Resources Corp., et al.,filed March 23, 2000, and Warden, et al. vs. The Doe Run Resources Corp. et al. filed September 21, 2001, all filed in the Circuit Court 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri, were dismissed without prejudice during the quarter ended July 31, 2002.

        Warden, et al. vs. The Doe Run Resources Corp. et al. was filed September 12 in the Circuit Court of the City of St. Louis, Missouri alleging injury to eight children and two young adults as a result of the operations of and emissions from the Company's Herculaneum smelter.

        Lee Anna Smith Vs. Asarco Inc., Et Al., filed in the District Court of Ottawa County, State of Oklahoma and received by the Company on July 1, 2002. The suit alleges personal injuries to a child living in Ottawa County, Oklahoma as a result of lead contamination from chat piles and/or tailings.

        All of the cases against the Company previously filed in the District Court of Ottowa County, Oklahoma were removed to the U.S. District Court for the Northern District of Oklahoma.

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits.

        None

(b)    Reports on Form 8-K.

        On August 5, 2002, Doe Run filed a current report on form 8-K announcing that it was extending the expiration time of the Exchange Offer, Cash Offer and Exchange/Loan Offer (each as defined and described in the Offering Memorandum) (collectively, the "Offers") until 5:00 P.M., New York City time, on Tuesday, August 6, 2002 and providing certain updated information regarding Doe Run.

        On August 6, 2002, Doe Run filed a current report on form 8-K announcing that it was extending the expiration time of the Offers until 5:00 P.M., New York City time, on Wednesday, August 7, 2002.

        On August 8, 2002, Doe Run filed a current report on form 8-K announcing that it was (i) extending the expiration time of the Offers until 5:00 P.M., New York City time, on Wednesday, August 14, 2002 and (ii) amending the terms of the Offers so as to change the minimum tender required for consummation of the Offers with respect to its Floaters to 86% from 90% of the aggregate principal amount thereof outstanding.

        On August 15, 2002, Doe Run filed a current report on form 8-K extending the expiration time of the Offers until 5:00 P.M., New York City time, on Tuesday,August 20, 2002.

        On August 21, 2002, Doe Run filed a current report on form 8-K extending the expiration time of the Offers until 5:00 P.M., New York City time, on Friday, August 23, 2002.

        On August 27, 2002, Doe Run filed a current report on form 8-K extending the expiration time of the Offers until 5:00 P.M., New York City time, on Friday, September 6, 2002.

        On September 6, 2002, Doe Run filed a current report on form 8-K attached as Exhibit 99.1 hereto announcing (i) it had reached an agreement in principle with Regiment Capital Advisors, L.L.C. concerning the modification of its Offers and (ii) the extension of its outstanding offer for its Notes until 5:00 P.M., New York City time, on Friday, September 20, 2002.

        On September 23, 2002, the Company filed a current report on Form 8-K to announce the commencement of an exchange offer for up to $305.0 million par value of the Company's outstanding notes. Concurrently with the Exchange offer, the Company is also seeking acceptance from the holders of the Notes of a prepackaged plan of bankruptcy under Chapter 11 of the Bankruptcy Code. Readers are directed to the Form 8-K for a detailed description of these transactions as well as a discussion of the conditions precedent to the consummation of such transactions. There can be no assurance that the transactions described herein or in the Form 8-K dated September 23, 2002 can be successfully completed.

S I G N A T U R E S

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION (Registrant)

October 2, 2002	/s/ MARVIN K. KAISER
Date	Marvin. K. Kaiser Executive Vice President and Chief Financial and Administrative Officer (duly authorized officer and principal financial officer)