Form 10-K
period 2003-10-31
DOE RUN RESOURCES CORP
filed 2004-06-02
CIK 1061112

Use these links to rapidly review the document
THE DOE RUN RESOURCES CORPORATION INDEX TO FORM 10-K
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended October 31, 2003
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

None
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes     ☒ No

Note: The Registrant files pursuant to an indenture, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Number of shares outstanding of each of the issuer's classes of common stock, as of June 2, 2004:
 Common stock, $.10 par value                    1,000 shares

Aggregate market value of the voting stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-K

Part I

Item 1. Business

Overview

        The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) is a producer of non-ferrous and precious metals with operations in the United States and Peru. The Company is the largest integrated lead producer in North America and the largest primary lead producer in the western world. The Company's business in the United States includes an integrated primary lead operation, a secondary lead operation and lead fabrication operations. In Peru, Doe Run's indirect subsidiary, Doe Run Peru S.R.L. (Doe Run Peru), operates the La Oroya smelter (La Oroya), one of the largest polymetallic processing facilities in the world producing an extensive product mix of non-ferrous and precious metals, including silver, copper, zinc, lead and gold. Doe Run Peru also has a copper mining and milling operation (Cobriza) in Peru. These operations will be discussed in greater detail in the "Overview" sections below. See "Item 8. Financial Statements and Supplementary Data—Note 17 to the Company's Consolidated Financial Statements", for detailed operating segment information. The Company's business does not involve significant: 1) seasonal fluctuations, 2) unusual working capital requirements, 3) order backlog or 4) federal contracting.

Financial Condition

        The Company's auditors have issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that express doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to, among other things, liquidity concerns, defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as recurring losses that are discussed in "Item 8. Financial Statements and Supplementary Data—Note 2 to the Company's Consolidated Financial Statements" and "Item 8. Financial Statements and Supplementary Data—Note 18 to Doe Run Peru's Consolidated Financial Statements".

        The Company continues to deal with challenges posed by the market for its metal products and feed supply shortages in Peru. In the U.S., a declining demand for lead, mainly due to the movement of lead consuming industries from the U.S. to lower labor cost areas of the world, particularly China, has affected the domestic metal market. Imports of lead-acid batteries from Mexico, China, South Korea, and Brazil, displacing U.S. production, are expected to continue into 2004. These challenges also include the effects of increasing metal production in China, which has affected the global demand for concentrates. These challenges have affected the results of operations and liquidity for the U.S. and Doe Run Peru. See discussion of market issues and their impact in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity." See discussion of feed supply issues in "Doe Run Peru—Raw Materials".

Restructuring

        On October 29, 2002, Doe Run completed a consensual restructuring (the Restructuring) of its previously outstanding 11.25% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11.25% Senior Secured Notes due 2005 (collectively, Old Notes) by exchanging notes with a principal amount of $294.8 million for new notes with a face amount of $175.8 million due November 1, 2008 (the Notes) and issuing warrants entitling holders of the Notes to purchase approximately 39% of the aggregate outstanding common stock of Doe Run (the Warrants). The Warrants expire on October 29, 2012 and are exercisable at any time after November 1, 2008. The effect of the Restructuring was to reduce the face amount of notes outstanding by $119.0 million and defer principal and interest payments. See "Item 7. Management's Discussion of Financial Condition and Results of Operations—Restructuring and Long-Term Debt" for a discussion of the Restructuring. Pursuant to the Restructuring, Doe Run's Board of Directors was expanded from one to three with one

(the Independent Director) selected by holders of the majority of the Warrants (Majority Warrantholders) pursuant to an Investor Rights Agreement. The powers granted to the Independent Director by the Investor Rights Agreement may have a significant impact on the operation of the Company's business as well as its strategic direction. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" for a discussion of the Investor Rights Agreement and "Item 10. Directors and Executive Officers of the Registrant" for information on the Directors.

Corporate structure

        All of Doe Run's issued and outstanding capital stock is indirectly owned by The Renco Group, Inc. (Renco). Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its subsidiaries, subject to the provisions of the Investor Rights Agreement discussed above.

        Doe Run owns 100% of Doe Run Cayman Ltd. (Doe Run Cayman), a Cayman Islands corporation. Doe Run Cayman owns in excess of 99% of the interest in Doe Run Peru, with a de minimis number of shares owned by present and former employees of both Doe Run Peru and Empresa Minera del Centro del Peru S.A. (Centromin) as required by Peruvian law. Centromin is the Peruvian government entity whose subsidiary previously owned La Oroya. That subsidiary was purchased on October 23, 1997 by Doe Run Peru.

Overview—U.S. Operations

        The Company's primary lead operation in the U.S. consists of two primary smelters, which obtain concentrates from the Company's four operating mills, supplemented from time to time with concentrates purchased in the open market. The Company indefinitely suspended operations at one of these smelters in November 2003. (See further discussion in "Item 7. Management's Discussion and Analysis—Recent Events".) The mills are supplied with ore mined from five production shafts along approximately 40 miles of the Viburnum Trend in southeastern Missouri, one of the world's most productive lead deposits. As of October 31, 2003, the Company's U.S. ore reserves consisted of approximately 48 million proven and probable tons, containing average grades of 5.51% lead, 1.25% zinc and .29% copper.

        The Company also operates in southeastern Missouri the world's largest secondary lead smelter where it produces lead metal from recycled lead-acid batteries and other lead bearing materials.

        The Company, through its subsidiary, Fabricated Products, Inc. (FPI), produces value-added lead products such as lead oxide, lead sheet and lead bricks at facilities in Arizona, Washington and Texas. These operations permit the Company to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling batteries and other materials containing lead. See discussion in "Item 7. Management's Discussion and Analysis—Recent Events" for discussion of the status of certain of these operations subsequent to the end of the fiscal year.

        In fiscal 2003, the Company's U.S. operations delivered approximately 424,000 tons of refined lead metal and lead alloy products, including lead recycled for customers (tolling), representing approximately 21% of North American consumption and 7% of western world consumption.

        Approximately 64% of the U.S. operation's sales for the fiscal year ended October 31, 2003 (2003) were to battery manufacturers or their suppliers. Historically the lead-acid battery has been the dominant technology for automotive and other starting, lighting and ignition (SLI) batteries. Management believes this will continue to be the case for the foreseeable future because of its cost competitiveness, recyclability and existing infrastructure. Refined lead is also used in products such as computer and television screens, ammunition, and stationary batteries used as backup power sources and rolled and extruded lead products used in radiation shielding and roofing materials.

        Fluctuations in lead and other non-ferrous metal prices can have a material effect on the results of operations, financial condition and liquidity of the Company. These prices are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a detailed discussion of the markets for lead and other metals affecting the Company's results of operations. The Company, by taking advantage of its extensive polymetallic ore resources and smelting assets, is somewhat able to reduce the impact of metal price volatility through adjustments to its mining, milling and smelting plans. In addition, sales from tolling services, by-products and fabricated products provide the Company with sources of revenue largely independent of lead prices.

Overview—Doe Run Peru

        The Doe Run Peru operations consist of the La Oroya smelting complex, acquired in October 1997, and the Cobriza copper mine and mill acquired in August 1998. La Oroya's unique combination of non-ferrous metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to produce high quality finished metals and by-products. In 2003, La Oroya was one of Peru's largest exporters, exporting approximately 91% of its total sales to North America, Europe and Asia, as well as other Latin American countries. Its customers include end-users of non-ferrous and precious metals and metal by-products, as well as international metal trading companies.

        La Oroya's operations smelt and refine complex concentrates obtained from Cobriza and from unaffiliated mining operations. La Oroya typically purchases concentrate feedstock pursuant to contracts under which the cost of concentrates is based on a percentage of the non-ferrous metal and precious metal content of the concentrates, reduced by treatment and refining charges to process the concentrates and penalties for impurities within the concentrates, such as arsenic, antimony and bismuth, which the smelter can process and sell as by-products. Non-ferrous metal prices are generally established by reference to international metal markets, primarily the London Metal Exchange (LME). Treatment charges are negotiated with concentrate sellers, generally based on world terms. They are affected by numerous factors beyond the Company's control including: expectations for inflation, global and regional demand for smelter capacity, availability and quality of concentrates and production costs in major producing regions. The aggregate effect of these factors is impossible for the Company to predict. La Oroya's ability to process the impurities in copper and lead concentrates allows Doe Run Peru to charge a penalty for processing these concentrates. These penalties are significant to Doe Run Peru, and La Oroya is one of only four smelters in the western world that can process these types of concentrates.

        La Oroya derives its operating profit primarily from treatment charges, refining charges and penalties on concentrates purchased. The smelter pays for the majority of the metal contained in the concentrates purchased, but metallurgical recoveries are typically greater than the percentage of metal content paid for. Therefore, it generates a portion of its operating profit from sales of the metals produced from these excess recoveries. Additional operating profit is generated from the sale of by-products, as well as from premiums over market prices received on its refined metal sales.

        The markets for La Oroya's products are global and demand depends upon world wide economic conditions. Given the diversity of its products and by-products, Doe Run Peru's financial performance is not solely dependent upon any single product or by-product. Also, because the La Oroya smelter is primarily a processor of complex concentrates that are purchased based on market prices, its financial performance is less sensitive than the Company's U.S. operations to the volatility of metal prices. However, La Oroya's operating results are sensitive to the level of treatment and refining charges and penalties received for concentrates processed and the availability of economically suitable concentrate feed. See "Doe Run Peru Operations Raw Materials" for a discussion of treatment charges and difficulties encountered in obtaining adequate feed supply.

        Doe Run Peru's financial condition and results of operations could be adversely affected by changes in economic or other policies of the Peruvian government, including reversal of the trend toward privatization, or other political or economic developments in Peru.

        Recently, Peru has experienced a certain level of political unrest and, if this political unrest were to increase significantly, Doe Run Peru's financial condition and results of operations may be adversely affected.

The Company's U.S. Operations

Products and Services

        The principal products produced by the Company's U.S. operations include refined lead from primary and secondary sources, lead, zinc and copper concentrates, fabricated lead products and other by-products. Historically, the majority of lead concentrates produced have been used to feed Doe Run's primary smelters. The Company also generates revenue from tolling fees received for recycling spent lead-acid batteries and other lead-bearing materials for its customers. The following table sets forth net sales for the Company's products and services:

	Year Ended October 31,
	2003	2002	2001
	(dollars in thousands)
Primary lead metal sales	$134,530	$135,438	$169,955
Secondary lead:
Tolling	29,709	29,070	26,003
Metal sales	33,717	34,540	47,917
Other	4,682	4,244	4,743
Zinc concentrates	19,717	18,998	23,654
Copper concentrates	4,336	1,665	1,102
Fabricated products	14,771	17,877	25,271
Other	7,647	3,671	4,501

Total	$249,109	$245,503	$303,146

        For the year ended October 31, 2003, exports represented approximately 6% of the U.S. operations' net sales. For the years ended October 31, 2002, and 2001, exports were approximately 1% of the U.S. operations' net sales.

Customers

        The Company's U.S. operations had approximately 150 lead metal customers including the six largest lead-acid battery manufacturers in the world. These six customers accounted for approximately 33% of U.S. net sales in fiscal 2003. The loss of any of the Company's large customers or curtailment of purchases by these customers could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

Competition

        The Company is the largest integrated lead producer in North America and the largest primary producer in the western world. It is also the third largest secondary lead producer in North America and the fourth largest in the world. The Company's U.S operations compete primarily in the North American market where its major competitors are three primary lead producers and nine secondary lead producers. Competition within the North American market is based primarily on quality, price, service, timely delivery and reliability. Because lead is generally sold on a delivered basis with freight charges included, the Company's central U.S. location typically allows it to have transportation costs significantly lower than its major competitors with operations outside of North America. Due to its location, the Company also is able to provide its customers just-in-time delivery at a lower cost than most of its competitors. In addition, management believes the Company's primary and secondary production capacities and focus on the lead business as its core business provide the Company with additional competitive advantages. In response to a declining domestic metal market, as battery manufacturers move production overseas, Doe Run has reduced its lead metal production and is selling some of its production as lead concentrates, and competing in the global market for concentrates. See discussion of operation changes in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Events" and a discussion of the current market for metal and concentrates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

Raw Materials

        Lead concentrates are supplied by the Company's mining operations and, from time to time, purchased from third parties. For a discussion of the Company's mineral reserves, see "Item 2. Properties—Ore Reserves." At current production levels, the Company's U.S. mining operations produce all of the concentrates required by its primary smelter. The Company's U.S. operations utilize various other raw materials, principally spent batteries, coke, chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bid. The Company believes that it has adequate sources of these raw materials to meet its present production needs.

Power

        The primary electric power source for the majority of the Company's U.S. operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. The Viburnum-35 mine and Glover primary smelter obtain their electric power from Black River Electric Cooperative, a public utility located in Southeastern Missouri. Natural gas and propane are secured from external sources, primarily under contracts that are awarded on the basis of competitive bidding, whose prices fluctuate with the market for natural gas and petroleum, respectively. The Company believes that it has adequate power sources to meet its present production needs.

Environmental Matters

        The Company's U.S. operations are subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharge, solid and hazardous waste treatment, storage, and disposal and remediation of releases of hazardous substances. In common with much of the mining industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. Environmental laws and regulations may become more stringent in the future which could increase costs of compliance. See "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements".

Exploration

        The Company continues to explore for additional reserves within the Viburnum Trend, located in southeastern Missouri, one of the world's most productive lead ore districts. Current exploration is focused on surface and underground drilling in and adjacent to the operating mines for the purpose of discovering new ore reserves, as well as delineating previously drilled ores for mining purposes. In addition, drilling work is being pursued in most of the mines to access ore beyond the present mining areas. The Company, also holds exploration tracts outside the Viburnum Trend in the U.S. and through a subsidiary, in the Republic of South Africa. In Missouri, 50 miles east of the Viburnum trend, the Company has conducted pre-development work on a lead-zinc-cobalt deposit. In South Africa, the Company has conducted pre-feasibility work on a lead and zinc deposit approximately 100 miles from Kimberly, in the Northern Cape province. These properties are currently being held with minimal cost pending further economic evaluation. In fiscal 2003, 2002 and 2001, the Company's U.S. operations spent $3.8 million, $3.0 million and $3.8 million, respectively, on exploration activities, including $2.7 million, $1.6 million and $2.4 million, respectively, outside the Viburnum Trend.

Safety

        Throughout its operations, the Company strongly emphasizes providing employees a safe working environment through extensive training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., the Company's mining and milling operations are regulated by the Mine Safety and Health Administration of the Department of Labor (MSHA) and its smelting and fabricating operations are regulated by the Occupational Safety and Health Administration of the Department of Labor (OSHA). The Company believes it has achieved safety results that are among the best in its industry classifications. In 2003, the employees of the mining and milling operations continued their outstanding safety performance. The internal lost-time injury rate was about 2.5 times better than the national average for the underground metal mining industry. In fiscal 2003, the Fletcher mine, the Herculaneum smelter and FPI completed the year with no lost time injuries.

Employees

        As of October 31, 2003, the Company had 325 active salaried employees and 1,033 active hourly employees in the United States, of which Local 7450 of the United Steelworkers of America (USWA) represented 137 hourly employees at the Company's Glover smelter. Doe Run has a three-year agreement with the union that expires in May 2005. An election was held February 13, 14 and 15, 2003 to determine whether approximately 465 hourly and non-exempt salaried employees at the mining operations would be represented by the United Mine Workers of America. On February 24, 2003, the National Labor Relations Board certified that the mining operations' employees chose not to be represented by the United Mine Workers of America. Doe Run received a notice on March 31, 2004 that a petition had been filed under the National Labor Relations Act by the United Mine Workers of America to represent the hourly employees at the mining operations. An election was held May 17 - 20, 2004. The Company was advised on May 24, 2004 that the mining operations' employees chose not to be represented by the United Mine Workers of America.

Doe Run Peru

Products

        La Oroya's principal products are refined silver, copper, zinc, lead and gold. In addition, La Oroya produces a variety of by-products, including bismuth, indium, tellurium, antimony, cadmium, selenium, sulfuric acid, zinc-silver concentrate, zinc sulfate, copper sulfate, arsenic trioxide and others. The following table sets forth net sales, excluding sales to Doe Run, for each of La Oroya's principal products.

	Year Ended October 31,
	2003	2002	2001
	(dollars in thousands)
Silver	$167,698	$156,437	$153,993
Copper	104,987	98,498	106,772
Zinc	58,376	59,934	76,039
Lead	55,884	56,922	59,165
Gold Bullion	28,496	27,917	22,756
By-Products	20,065	18,578	15,611

Total	$435,506	$418,286	$434,336

Customers

        La Oroya had approximately 332 customers in 2003, including a wide variety of industrial and international trading companies, of which the five largest accounted for approximately 45% of its net sales. In 2003, approximately 91% of net sales were exported, with sales to North American countries representing approximately 37% of net sales, followed by Latin America, Asia and Europe with approximately 19%, 18% and 16% of net sales, respectively. Substantially all of La Oroya's 2003 metal sales were pursuant to contractual agreements, typically one year or less. Such contracts generally set forth minimum volumes and pricing mechanisms. Substantially all of La Oroya's sales are denominated in U.S. dollars.

Competition

        La Oroya's unique combination of non-ferrous metal smelters, refineries and by-product circuits are capable of processing complex concentrates into high quality base and precious metals. Only three other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Chinese smelters, who can also process complex concentrates, are competing with Doe Run Peru in the market for concentrates—see discussion of market below in "Raw Materials".

Raw Materials

        La Oroya's primary raw material is concentrate feedstock. In addition, Doe Run Peru's process consumes various other raw materials, principally coal and fluxes.

        Copper.    During 2003, approximately 64% of the copper concentrates processed at La Oroya were obtained from the Peruvian domestic market. Approximately 27% of La Oroya's total copper concentrate feed comes from Cobriza. In fiscal 2004, La Oroya expects to obtain approximately 69% of its copper concentrates from the Peruvian domestic market, with Cobriza supplying approximately 27% of the total requirement. The balance is expected to be obtained primarily from neighboring Latin American countries. La Oroya requires approximately 81,000 tons of copper metal contained in concentrates to produce at capacity.

        Zinc.    All of the zinc concentrates processed at La Oroya, during 2003, were secured from the Peruvian domestic market. La Oroya requires approximately 90,000 tons of zinc metal contained in concentrates per year to maximize production capacity.

        Lead.    Approximately 95% of La Oroya's 2003 lead concentrates were obtained from the Peruvian domestic market. The smelter requires approximately 137,000 tons of lead contained in concentrates per year to produce at capacity.

        Feed Supply.    Low lead, zinc and copper prices over the past five years have reduced available concentrate supplies as miners have cutback production in response to the low price environment, making concentrate supplies very tight. Smelters competing for concentrates in this tight market have driven treatment charges and penalties down significantly in recent years. Most of La Oroya's copper, lead and zinc concentrate feed supplies are secured from a small number of suppliers in the Peruvian domestic market. Due to the proximity of the smelter to these suppliers, it is economically advantageous for Doe Run Peru to acquire its concentrates from Peruvian suppliers. However, tightness in the global market for concentrates has caused intense competition from buyers outside of Peru, especially China, for all concentrates, including the complex concentrates which may have been previously undesireable for some smelters. This intense competition has adversely affected concentrate availability and treatment charges received. In addition, the effects of low metals prices have caused some of La Oroya's suppliers to suffer financial distress, which in some cases has led to production shortfalls and negatively impacted raw material supply at the smelter. Currently, La Oroya has secured approximately 86% of its concentrate requirements for fiscal 2004, through material supplied by Cobriza and contracts with independent suppliers. For the year ended October 31, 2003, approximately 27% of the La Oroya smelter's copper concentrate requirements were met by Cobriza, representing 100% of Cobriza's output. While La Oroya has contracted for 86% of its concentrate requirements for fiscal 2004, and recent metal price improvements and other factors have improved the financial condition of the smelter's traditional suppliers, in light of current market conditions, it remains possible that the smelter could experience difficulties obtaining economically suitable concentrate feed supply. Failure to secure economically suitable concentrate could have a material impact on La Oroya's performance.

        Water.    Water for the La Oroya facility is obtained from three main sources: the Mantaro River, the Tishgo River and the Cuchimachay Spring. Management believes these three sources, in addition to numerous adjacent springs and wells provide adequate water supplies for the facility.

        Power.    La Oroya receives electric power from Empresa de Electricidad de los Andes S.A., (Electroandes), a local electric power company owned by PSGE Global Inc. The smelting complex consumes approximately 63 megawatts of ongoing load, which represents approximately one-third of the capacity of Electroandes. La Oroya has a supply contract with Electroandes, which expires in July 2008. Management believes this agreement provides sufficient power at satisfactory rates. Most of Cobriza's electrical power is also provided by Electroandes. Cobriza's requirements do not represent a significant portion of Electroandes' capacity. Electroandes is not the only source of electricity in the areas where Doe Run Peru operates.

        Other.    At La Oroya, an oxygen plant supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. The oxygen plant was installed in 1994 with a capacity of 344 tons per day. It was owned by a local bank and leased to Doe Run Peru under a sale and leaseback agreement, which ended in February 2004. At that time, ownership of the plant reverted back to Doe Run Peru pursuant to a bargain purchase option. Coal is imported to produce coke used in the lead circuit blast furnaces. Fluxes consumed in the smelting process are supplied primarily by Doe Run Peru controlled mining concessions near La Oroya. Doe Run Peru also purchases silica and pyrite fluxes containing precious metals. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

Environmental Matters

        Modern environmental legislation has been introduced only in the last decade in Peru. For mining and metallurgical activities, the Ministry of Energy and Mines (MEM) is the principal regulatory authority. The MEM has issued "maximum permissible limits" for liquid effluent and air emissions. In addition, the National Environmental Council coordinates government regulations and policies, including the air quality standards for Peru. The Directorate General of Environmental Health (DIGESA), a division of the Ministry of Health, issues wastewater discharge permits based on standards governing receiving water quality. Peruvian law requires all new mining or metallurgical operations, and existing operations that are undergoing an expansion of over 50% of installed capacity, to submit to the MEM an Environmental Impact Study.

        For mining and metallurgical operations in existence prior to 1994, concession holders (i.e. owner/operators) were required to submit to the MEM a Preliminary Environmental Assessment (EVAP) that identified environmental impacts after twelve months of baseline monitoring. Based on the results of the EVAP, the operator submitted to the MEM an Environmental Remediation and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the applicable standards prior to expiration of the PAMA (ten years for smelters, such as La Oroya's operations, and five years for any other type of mining or metallurgical operation, like Cobriza). Once approved, the PAMA functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Mining, metallurgical and processing operators must present annual sworn statements to the MEM that describe their operations and resultant emissions. In addition, Peruvian environmental law allows operators to sign with the Peruvian government an Environmental Stability Agreement, which allows operators to be exempt from changes in environmental regulations, particularly permissible limits of emission, during the life of the PAMA, except for certain closure requirements.

        La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements prior to the expiration of the PAMA on December 31, 2006. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. In January 2002, Doe Run Peru received permission from the MEM to change certain PAMA projects and the timing of their completion. However, there can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru's business, financial condition or results of operations.

        Under the Subscription Agreement, pursuant to which Doe Run Peru acquired La Oroya, Centromin agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

        As part of the acquisitions of La Oroya and Cobriza, Doe Run Peru entered into certain agreements with MEM to expand and modernize their operations, including expenditures to comply with environmental regulations in Peru, such as those governing the treatment, handling and disposal of solid wastes, liquid effluent discharges and gaseous emissions. Principal projects related to environmental matters at the La Oroya smelter include: 1) building sulfuric acid plants for the metal circuits,—including some process changes that may be necessary to ensure compliance, 2) water and sewage treatment facilities, and 3) slag and slimes handling equipment and disposal facilities. Expenditures related to the projects specified in the PAMA and related process changes are currently estimated to be $168.3 million for fiscal 2004 through fiscal 2007.

        The PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. However, the specific projects included in the PAMA may be modified and amended as to the actual design and timing to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the PAMA currently requires Doe Run Peru to construct certain sulfuric acid plants estimated to cost approximately $107.5 million in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a request to MEM in the second quarter of 2004 to modify the requirements of the existing PAMA for the La Oroya Smelter. There can be no assurance that the Peruvian government will approve these alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru has spent approximately $10.0 million under the PAMA as of October 31, 2003. On July 3, 2002, the government of Peru enacted the Supreme Decree No. 022-2002-EM, extending the PAMA for all companies not yet in compliance with their PAMA for a period of not less than 12 months, and up to 18 months if approved by MEM. Companies not in compliance at the end of the extension period would have an additional period to close their operations. Doe Run Peru has received approval from MEM to extend the date of required compliance with the PAMA to April of 2004 and has a request pending to extend the compliance period for the full 18 months allowed under the Supreme Decree. Doe Run Peru now believes that it will complete its PAMA requirements by June of 2004 including a mine water treatment system and by making a surface paste fill from tailings. If the extension is not granted, Doe Run Peru may be subject to legal redress most likely in the form of fines, which, Doe Run Peru believes will not be material. Ore reserves are now estimated to be approximately 4 years at current production rates and space has been identified to store the associated tailings.

Exploration

        Current mine exploration is focused on underground drilling in the operating mines for the purpose of discovering new ore reserves. Regional exploration is ongoing on Doe Run Peru landholdings in the Cobriza region. Geological mapping, surface sampling, as well as airborne and ground geophysical methods are being utilized in the search for new ore bodies.

Safety

        In Peru, the MEM is responsible for regulations enacted to minimize accidents. It conducts annual inspections to ensure compliance with numerous safety standards. The Peruvian operations maintain a high regard for safety and health. Doe Run Peru's Cobriza operation completed the fiscal year with no lost time accidents and by October 31, 2003, the La Oroya smelter had completed nearly five million employee hours without a lost time accident.

        During 2003, the Cobriza mine experienced a fatal accident that involved a contractor's employee. Management has thoroughly investigated this incident and reinforced the appropriate safety procedures with the workforce and its contractors.

Employees

        As of October 31, 2003, Doe Run Peru's employees included 841 active salaried employees, 2,296 active hourly employees, and 957 contractors. Management believes its relations with employees are good. There are three unions for hourly employees and three unions for salaried employees. The principal union representing 66% of the hourly employees is the Sindicato de Trabajadores Metalúrgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Ferroviarios La Oroya (La Oroya Railway Workers Union) and the Sindicato de Trabajadores Cobriza (Cobriza Workers Union) represent 3% and 12%, respectively, of the hourly workers. The remaining hourly workers, 19%, are not affiliated with a union. On July 26, 2003, Doe Run Peru entered into a five-year labor agreement with the hourly unions at La Oroya. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 34% of the salaried employees and by the Sindicato de Empleados Ferroviarios La Oroya (La Oroya Railway Employees Union), representing 3% of salaried employees and by the Sindicato de Empleados Cobriza (Cobriza Employees Union), representing 4% of salaried employees. The remaining salaried employees, 59%, are not affiliated with a union. On January 6, 2003, Doe Run Peru entered into five-year labor agreements with the two unions representing the salaried employees at La Oroya. On July 21, 2003, Doe Run Peru entered into a five-year labor agreement with the two unions representing the salaried and hourly employees at Cobriza.

Item 2. Properties

U.S. Operations

Mining Operations

        The Company's Missouri mining operations currently have eight production shafts that form a north-south line along approximately 40 miles of the Viburnum Trend ore body. Three production shafts, Viburnum-28, Viburnum-29 and Viburnum-35, lie within a five-mile radius east, north and south, respectively, of Viburnum, Missouri, which is located approximately 125 miles southwest of St. Louis, Missouri. The Buick, Brushy Creek, Fletcher, West Fork and Sweetwater production shafts are within thirty miles of Viburnum. Five of the production shafts are currently operating. The Viburnum-29 and West Fork production shafts are on care and maintenance status and mining at the Viburnum-28 production shaft ended permanently on November 20, 2003.

        The Company also has available five grinding/flotation mills located near its production shafts. Four of the mills are currently operating. The West Fork mill is on care and maintenance status, where production at the facility is temporarily suspended, but certain maintenance activities are continued. All of the mining and milling facilities are accessible by state or county roads or Company-owned haul roads. Products are shipped by truck over public roads or by rail.

        The production capacities of the Company's mills are as follows:

Mill	Milling Capacity (Tons of Ore Per Day)
Buick	7,200
Fletcher	5,000
Brushy Creek	5,000
West Fork	4,000
Sweetwater	6,800

        The Company owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases and 11 are government leases. Doe Run makes royalty payments under these leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either 10 or 20 years and are renewable at Doe Run's option, if no default exists under the agreement, subject to negotiation of specific terms of the lease, including royalty rates. Although no assurance can be given, management anticipates that these leases will be renewed at rates that do not exceed the current levels.

        Doe Run's producing leases from the federal government consist of the following:

Location	Number of Producing Leases	Expiration Date
Viburnum	5	March 31, 2018
Fletcher	2	May 31, 2013
Buick	1	October 31, 2014
Brushy Creek	2	May 31, 2013
West Fork	1	January 31, 2013

        The following table sets forth the mineable reserves, as of October 31, 2003 for the Viburnum Trend mineral deposits and the Higdon deposit, which is outside the Viburnum Trend. The reserve estimate presented below has been audited by the mining consulting firm of Pincock Allen & Holt, a division of Hart Crowser, Inc. Pincock Allen & Holt reviewed the methodology and cost basis used in the reserve calculation, as discussed in their report dated January 29, 2004, and approved the resulting reserve calculation.

Mineable Reserves
As of October 31, 2003

		Grade†
	Tons	Lead	Zinc	Copper
	(in thousands)
Proven	11,561	7.64%	1.54%	0.31%
Probable	36,125	4.83%	1.16%	0.29%

Total Proven and Probable	47,686	5.51%	1.25%	0.29%

†
The estimated average extraction recovery, of metals, after allowing for expected dilution for lead, zinc and copper are approximately 89%. These losses are included in the above reserve table. Estimated average metallurgical recoveries for lead, zinc and copper are 96.5%, 83.0% and 50.0%, respectively. Metallurgical recovery losses have not been included in the above reserve table.

        The term "reserve" means that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. The term "proven (measured) reserves" means reserves for which: 1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and 2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The term "probable (indicated) reserves" means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Smelting Operations

        The Herculaneum primary lead smelter is located approximately 35 miles south of St. Louis on the Mississippi River in Herculaneum, Missouri. It has a capacity of 250,000 tons per year and is currently producing approximately 150,000 tons annually. The smelter, which began operations in 1892, is the largest primary lead smelter in North America and the second largest in the world.

        Located in Glover, Missouri, approximately 20 miles southeast of the Sweetwater production shaft, the Glover primary smelter, which began operations in 1968, operated at its capacity of approximately 136,000 tons per year during fiscal 2003. The Glover primary smelter was placed on care and maintenance status (see description above in Mining Operations) in the first quarter of fiscal 2004 due to decreased U.S. demand for lead, see further discussion in "Item 7. Management's Discussion and Analysis—Recent Events".

        The secondary lead recycling smelter, located in Boss, Missouri, approximately ten miles south of Viburnum, began recycling operations in 1991 and currently has an annual capacity of approximately 165,000 tons. The facility operates under a Resource Conservation and Recovery Act (RCRA) permit allowing it to handle waste, primarily lead-bearing material. The smelter is currently permitted for 152,410 tons of furnace production annually, however, the facility can recycle lead metal scrap materials that are not required to go through the furnaces in order to achieve additional metal production.

        The Company owns its two primary smelters and its secondary smelter.

        FPI operates in leased facilities located in Casa Grande, Arizona, Vancouver, Washington, and Houston, Texas. The Company ended production at FPI's Lone Star Lead Construction facility in Houston, Texas in December 2003.

        Substantially all of the assets of the Company's U.S. operations are pledged as collateral under various financing agreements. See "Item 7. Management's Discussion of Financial Condition and Results of Operations—Recent Events" for a discussion of these agreements.

Peruvian Operations

Smelting Operations

        La Oroya's operations are located in the central Peruvian Andes town of La Oroya, approximately 110 miles east of the Peruvian capital of Lima and at an altitude of approximately 12,000 feet above sea level. The complex is linked to port facilities by highway and railroad service. Most supply sources also have rail service. Doe Run Peru owns the facilities, which consist of a copper smelter, lead smelter, copper refinery, lead refinery, copper fabricating plant, zinc refinery, precious metals refinery, antimony plant, arsenic plant, coke plant, cadmium plant, maintenance shops and other support facilities. Current production capacities of primary products are as follows:

Product	Annual Capacity
Copper (short tons)	81,000
Lead (short tons)	133,000
Zinc (short tons)	87,000
Silver (thousands of troy ounces)	39,000
Gold (thousands of troy ounces)	87

        During 2003, La Oroya produced at less than capacity primarily due to insufficient availability of suitable feed materials; see discussion in "Item 1. Business, Doe Run Peru operations—Raw Materials".

See production levels for 2003 in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Results of Operations".

Mining Operations

        The Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Churcampa Province. Access to the site is by improved unpaved road through rugged terrain. Concentrates produced at the mine are trucked 130 miles over unpaved road to Huancayo and then an additional 70 miles over paved road to the La Oroya smelter. Cobriza's mill has a capacity of 10,000 short tons per day and its current throughput is approximately 4,710 short tons per day.

        Landholdings at Cobriza include approximately 2,700 acres of surface ownership and approximately 128,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed as of October 31, 2003. Doe Run Peru's estimates, which have not been audited, indicate mineable proven and probable ore reserves of approximately 5.6 million short tons containing approximately 1.21% copper.

Item 3. Legal Proceedings

        In addition to the items discussed below, Doe Run and its subsidiaries are involved in various litigation and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of business. While management does not believe any of these matters will have a material adverse effect on the Company's financial position, litigation is inherently unpredictable, and excessive verdicts do occur. Although management believes valid defenses exist in these matters, Doe Run or any of its subsidiaries could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its financial condition, liquidity or results of operations.

        Doe Run is a defendant in ten lawsuits alleging certain damages from lead emissions stemming from the operations at the Herculaneum smelter. The cases brought in the Circuit Court 23rd Judicial Circuit at Hillsboro, Jefferson County, Missouri are: Enos Green v. The Doe Run Resources Corp. et al., filed November 30, 1999 and State of Missouri v. Enos Green filed May 9, 2003 (third party complaint against Doe Run filed June 13, 2003). The cases brought in the Circuit Court of the City of St. Louis are: Mitchell, et al. v. Fluor Corporation, et al., Doyle, et al. v. Fluor Corporation, et al., Figge, et al. v. Fluor Corporation et al., all filed July 9, 2001; Gross v. Fluor Corporation et al., filed May 9, 2002; Warden, et al. vs. Fluor Corporation et al., filed September 12, 2002; Cross v. Fluor Corporation et al., filed January 10, 2003; and Johnson, et al. v. Fluor Corporation, et al. and Browning, et al. v. Fluor Corporation, et al. filed September 9, 3003.

        The Doyle, Mitchell, and Johnson cases are class action lawsuits. In the Doyle and Johnson cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In the Mitchell case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were six years old or younger and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class.

        The Figge, Gross, Warden, Cross and Browning cases are personal injury actions by 24 individuals who allege damages from the effects of lead poisoning they attribute to operations at the smelter and seek punitive damages.

        In the two Enos Green cases, Mr. Green is seeking damages for the alleged disposal of lead contaminated fill material on Mr. Green's property. The Green cases have been settled.

        Doe Run is a party to a number of orders with various regulatory agencies that require ongoing expenditures for compliance. See "Item 8. Financial Statements and Supplementary Data—Notes 20 and 22 to the Company's Consolidated Financial Statements" for a discussion of these matters.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum smelter site. The Company does not believe that there has been any violation of law and is cooperating with State and federal agencies in their investigations into the allegations, including having provided equipment and an operator to the government to excavate various areas of the Herculaneum smelter site, which excavations failed to turn up any evidence of illegal toxic dumping.

        Doe Run is a defendant in five lawsuits alleging certain damages from past mining operations in St. Francois County. On July 9, 2001 Dowd, et al. v. Fluor Corporation, et al. was filed in the Circuit Court of the City of St. Louis, Missouri. The case alleges injury to two children living in St. Francois County, Missouri as a result of emissions from tailings, chat piles and other wastes from past mining operations. On December 13, 2001 Doe Run was served regarding Lee Ann Stotler and Keely Stotler v. Fluor Corporation, et al. This case, which was filed in the Circuit Court of the City of St. Louis, Missouri, seeks a class action for property damages in Bonne Terre, caused by tailings and related operations. On December 14, 2001 Doe Run was served regarding Layne Stotler v. Fluor Corporation, et al. This case, which was filed in the Circuit Court of the City of St. Louis, Missouri, seeks a class action for medical monitoring for minors who lived, went to school, or went to day care in Bonne Terre, or whose mothers lived in Bonne Terre when they were pregnant. The action alleges damages caused by tailings and related operations. On April 29, 2002, Doe Run was served regarding Charles Mullins v. The Doe Run Resources Corporation and Charles Mullins II v. The Doe Run Resources Corporation, filed in the Circuit Court of the City of St. Louis, Missouri, class actions for property damage and medical monitoring, respectively, concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County, Missouri.

        Doe Run, with several other defendants, was named in several lawsuits alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. While filed in the summer of 2000, these suits have not been served on Doe Run: Hall v. Lead Industries Association, Inc. et al., Hart v. Lead Industries Association, Inc. et al., Williams v. Lead Industries Association, Inc. et al. and Randle v. Lead Industries Association, Inc. et al. The suits were all filed in the Circuit Court of Baltimore, Maryland and seek damages, including punitive damages.

        On January 26, 2000, City of St. Louis v. Lead Industries Association, Inc. et al was filed in the Circuit Court of the City of St. Louis, Missouri. Doe Run and several other parties were named defendants in the suit for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages.

        On November 1, 2000 one hundred and seven individual cases, four of which were later dismissed, were filed in the Circuit Court of the City of St. Louis, Missouri, that list Doe Run among the defendants, alleging that the employees or ex-employees of Burlington Northern and Santa Fe Railway Co. (BNSF) who filed the cases were exposed to lead from the hauling of lead concentrates by the railroad. An additional suit was filed on April 8, 2002, nine additional cases were filed on May 14, 2002, and an additional case was filed on May 20, 2002 for a total of one hundred and fourteen cases. Harris v. Terminal Rail Road Assn., et al. was filed in the Circuit Court of the City of St. Louis, Missouri and Doe Run was served on November 9, 2001. This is an individual action for damages by an ex-employee of Terminal Rail Road alleging exposure to lead from hauling concentrates, similar to the one hundred and fourteen cases discussed above. One hundred and thirteen of the BNSF cases and the Harris case were settled on April 2, 2003. The last remaining BNSF railway worker case was settled on August 22, 2003.

        Doe Run is a defendant in lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma. Herd v. Asarco, Inc. et al., Reeves v. Asarco, Inc., et al., Carr v. Asarco, Inc., et al., Edens v. Asarco, Inc., et al., Giveswater v. Asarco, Inc., et al, Eby v. Asarco, Inc., et al., and Lee Anna Smith v. Asarco Inc., et al., each alleging injury to a child living in Ottawa County, Oklahoma as a result of lead contamination, were filed in the District Court of Ottawa County, Oklahoma on November 5, 2001, January 10, 2002, February 5, 2002, and May 30, 2002, June 5, 2002, June 24, 2002 and July 1, 2002 respectively. All of these cases were subsequently removed to the U.S. District Court for the Northern District of Oklahoma. The Giveswater case was dismissed without prejudice on October 28, 2002. Herd, Reeves, Carr, Edens, Eby and Lee Anna Smith were settled August 1, 2003. Two class action suits, Cole et al. v. Asarco, Inc., et al., filed on May 14, 2003, and Evans et al. v. Asarco Inc. et al., filed on February 9, 2004 in the U.S. District Court for the Northern District of Oklahoma alleging personal injury and property damage in Picher, Oklahoma and Quapaw, Oklahoma respectively. Barr, et al. v. Asarco, Inc., et al., Brewer, et al. v. Asarco, Inc., et al., Crawford, et al. v. Asarco, Inc., et al., Kloer, et al. v. Asarco, Inc., et al., and Rhoten, et al. v. Asarco, Inc., et al., were filed on July 8, 2003 and Hayworth, et al. v. Asarco, Inc., et al., Moss, et al. v. Asarco, Inc., et al., Nowlin, et al. v. Asarco, Inc., et al., Sargent, et al. v. Asarco, Inc., et al., and South, et al. v. Asarco, Inc., et al. were filed July 29, 2003 in the District Court of Ottawa County, Oklahoma and allege personal injury to children living in Picher, Oklahoma. These cases were subsequently removed to the U.S. District Court for the Northern District of Oklahoma. Another class action suit, The Quapaw Tribe of Oklahoma, et al. v. Asarco, Inc. et al., was filed in the U.S. District Court for the Northern District of Oklahoma on December 10, 2003 against seven companies, including Doe Run. This action alleges damage to natural resources and to property of members of the Quapaw Tribe.

        Taracorp Industries, Inc. (Taracorp) v. Fabricated Products, Inc., filed on March 21, 2000, in the Circuit Court of the City of St. Louis, Missouri. The suit alleges that FPI sold impure lead to the plaintiff, who used the lead to manufacture a product commercially used in radiation shielding aprons. A judgment based on breach of implied warranty was entered against FPI in the amount of $4.3 million dollars on January 13, 2003. FPI and Taracorp reached a settlement of this judgment in February 2004.

        On February 25, 2003, Straussner v. Union Carbide Corporation, et al., was filed in the Circuit Court of Madison County, Illinois against 62 defendants, including Doe Run, alleging that a contractor was injured by exposure to asbestos while working at the defendants' locations, including the St. Joe Minerals Corporation premises. Doe Run was served on May 13, 2003. A similar suit, Priesmeyer v. Union Carbide, et al. was filed in the Circuit Court of Madison County, Illinois May 16, 2002, but Doe Run has not been properly served. Doe Run received notice of another similar suit, Hawrylik v. Allied Glove Corp., et al. in the Court of Common Pleas of Lawrence County, Pennsylvania; however, no actual complaint has yet been served.

        A law firm in Lima, Peru has initiated a large number of lawsuits in the Lima labor courts against various mining companies in Peru. All lawsuits allege that workers have contracted lung disease from working at the mining facilities. Currently, Doe Run Peru has 44 cases pending, with all claims totaling approximately $0.7 million. Only one case has resulted in a judgment of approximately $8.0 thousand against Doe Run Peru that was upheld on appeal.

        Because most of the above cases are either in the pleading or discovery stages, the Company is unable at this time, except as noted, to estimate the expected outcome and the final costs of these actions. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of Doe Run. The Company has and will continue to vigorously defend itself against these claims.

        Centromin retained all existing litigation involving La Oroya at the time of the acquisition. Doe Run Peru is involved in various claims and lawsuits incidental to the ordinary course of its business that are not expected to have a material adverse effect on the business, financial condition and results of operations of Doe Run Peru.

Item 4. Submission of Matters to a Vote of Security Holders

        On October 29, 2002, Doe Run's stockholder elected Ira L. Rennert and Dennis A. Sadlowski, Esq. to Doe Run's Board of Directors, approved the amendment of Doe Run's Certificate of Incorporation and approved the adoption of amended and restated by-laws of Doe Run.

        On January 13, 2003, Doe Run's stockholder elected Thomas Krasner to Doe Run's Board of Directors.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        All of Doe Run's issued and outstanding 1,000 shares of common stock, $.10 par value, are owned by a single stockholder, DR Acquisition Corp. (DRAC), a wholly owned subsidiary of Renco. There is no established public trading market for these shares. Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls Doe Run and its subsidiaries, subject to the provisions of the Investors Rights Agreement discussed below.

        Pursuant to the Restructuring, Doe Run issued the Warrants to purchase 644.7813 shares of its common stock, representing approximately 39% of Doe Run's common stock on a fully diluted basis, to holders of Old Notes who received the Notes in the Restructuring. The Warrants expire on October 29,

2012 and are exercisable at any time after November 1, 2008. During the period beginning on October 29, 2005 and ending on October 29, 2012, the Majority Warrantholders will have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal (the Put Feature). Doe Run and Renco each have the right to call all, but not less than all, of the warrants and any outstanding shares issued upon their exercise, at any time after the borrowings under a new credit facility (See discussion in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restructuring and Long Term Debt") are repaid and prior to the expiration of the warrants, except that, if exercised by Doe Run within 48 months of the Restructuring, the Notes issued in the Restructuring must be redeemed by Doe Run at the applicable redemption prices. The call price will be the greater of $10.0 million or the fair market value of the warrants at such time, as determined by a third party appraisal. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Restructuring and Long Term Debt".

        Pursuant to the Restructuring, Doe Run adopted new by-laws that expand the number of seats on the Board of Directors to three, including the one currently held by Mr. Rennert. The Investor Rights Agreement provides that DRAC may elect two of these directors and the Majority Warrantholders may appoint one. The Independent Director nominated by the Majority Warrantholders to serve on Doe Run's Board of Directors could have significant influence over the operations of Doe Run's business. The Majority Warrantholders may, upon the occurrence of a major default, as defined in such agreement (which includes a payment default under the Term Note), appoint a Special Director to Doe Run's Board of Directors who would have super-majority voting powers and be able to require Doe Run to undertake certain transactions. The Special Director will be entitled to cast a majority of the votes at all meetings of directors. Doe Run will be required to take any of the following actions if approved by the Special Director: (i) sell all of its capital stock or of any of its subsidiaries, (ii) merge or consolidate itself or any of its subsidiaries with any other entity, and (iii) sell off any or all of its assets or any of its subsidiaries and apply the proceeds of such sale to cure any payment default with respect to the Exchange Notes. The Independent Director and the Special Director, if elected to Doe Run's Board of Directors by the Majority Warrantholders, could have a significant impact on the operation of Doe Run's business as well as its strategic direction. Pursuant to the Investor Rights Agreement, Doe Run may not take, nor permit any of its subsidiaries to take, certain actions without the approval of the Independent Director. These actions include filing a voluntary bankruptcy petition, merging or consolidating with another entity, issuing capital stock or securities convertible into capital stock, making certain changes to its charter documents or incurring certain levels of indebtedness.

        The indentures governing the Notes and Old Notes and Doe Run's credit facilities restrict its ability to pay dividends on its outstanding capital stock.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following tables set forth historical consolidated financial data of The Doe Run Resources Corporation and subsidiaries for the five fiscal years ended October 31, 2003, which have been derived from the Company's audited consolidated financial statements. It is important that the selected historical consolidated financial data presented below be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

Company's audited financial statements and the accompanying notes included elsewhere in this document.

	Year Ended October 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Statement of Operations Data:
Net sales	$800,274	$815,042	$737,482	$663,789	$684,615
Cost of sales	686,027	723,178	665,279	614,563	643,893
Depletion, depreciation and amortization	31,400	30,520	30,461	30,847	30,407
Selling, general and administrative expenses	30,842	32,142	29,726	28,069	27,276
Exploration expense	3,919	4,337	1,602	1,072	1,078
Losses from impairment and disposal of long-lived assets	426	170	996	10,606	1,409
Unrealized (gain) loss on derivative financial instruments	—	—	(1,764)	(1,408)	7,220

Operating income (loss)	47,660	24,695	11,182	(19,960)	(26,668)
Interest expense	59,417	61,595	59,992	55,337	13,270
Interest income	14,755	14,433	14,870	12,276	29
Loss on retirement/restructure of long term debt	—	—	(159)	(7,439)	(550)
Other income (expense)	(920)	1,105	(680)	(439)	(499)

Income (loss) before income tax expense and cumulative change in accounting principle	2,078	(21,362)	(34,779)	(70,899)	(40,958)
Income tax expense	3,488	1,753	8,226	—	—

Loss before cumulative change in accounting principle	(1,410)	(23,115)	(43,005)	(70,899)	(40,958)
Cumulative effect of change in accounting principle net of income tax benefit	—	—	(3,774)	—	(3,940)

Net loss	$(1,410)	$(23,115)	$(46,779)	$(70,899)	$(44,898)

	As of October 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Balance Sheet Data:
Cash	$9,886	$8,295	$6,263	$7,018	$16,794
Working capital	130,083	102,953	33,027	74,449	(20,328)
Property, plant and equipment, net	269,042	275,514	264,300	249,667	230,367
Total assets	664,717	664,945	603,115	450,196	426,527
Total debt (including current portion)	485,868	513,510	495,981	402,219	408,696
Redeemable preferred stock	—	—	—	20,000	22,514
Shareholder's equity (deficit)	16,621	(6,914)	(65,801)	(147,171)	(209,066)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

Restructuring and Long-Term Debt

        On October 29, 2002, Doe Run consummated the Restructuring, pursuant to the terms of its Amended and Restated Exchange Offer, Consent Solicitation and Solicitation of Acceptances (the Exchange Offer). Under the Exchange Offer, debt holders exchanged Old Notes with a principal amount of $294.8 million, or 97% of the $305.0 million of Old Notes outstanding, plus unpaid accrued interest of $37.5 million, for the Notes with a principal amount of $175.8 million, and the Warrants described below. In addition to the reduction of principal, the Notes provide two other important features that improve Doe Run's liquidity. The first is that the principal maturity is extended to November 1, 2008. The second is that the Notes have a pay in kind feature whereby, through October 15, 2005, interest may be paid, at the option of Doe Run, at an annual rate of either 3% in cash and 11.5% paid in kind or 8.5% paid in cash. After October 15, 2005, interest will accrue at the rate of 11.75% per annum and will be payable in cash.

        After giving effect to the Exchange Offer, Doe Run had outstanding $10.2 million aggregate principal amount of its Old Notes, with maturities of $2.7 million paid in March 2003, which retired the Floating Interest Rate Senior Notes, and $7.5 million in March 2005 on the 11.25% Senior Notes and the 11.25% Senior Secured Notes.

        In connection with the Exchange Offer, each holder of Old Notes who received Notes pursuant to Doe Run's restructuring received a pro rata share of the Warrants exercisable for approximately 39%, in the aggregate, of Doe Run's common stock. See description of the Warrants in Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters".

        In conjunction with the Exchange Offer, Doe Run entered into a credit facility with institutional investors pursuant to which it borrowed $15.5 million, at a discount of $.5 million, under a three-year term note (the Term Note) and it received $20.0 million from the issuance of redeemable preferred stock to Renco. The proceeds from these transactions were used to pay down the balance on its U.S. revolving credit facility (the Doe Run Revolving Credit Facility), to pay certain transaction fees and to pay interest and penalties due on the outstanding notes that were not exchanged. Renco purchased the Term Note March 21, 2003.

        The redeemable preferred stock accrues dividends at a rate of 12.5% annually, which are payable only in kind as long as the Term Note or Warrants are outstanding. The redeemable preferred stock has an aggregate liquidation value of $20.0 million, plus unpaid dividends of $2.5 million at October 31, 2003.

        On October 29, 2002, in conjunction with the Exchange Offer, Doe Run entered into an Amended and Restated Loan and Security Agreement governing the Doe Run Revolving Credit Facility. Similar to the previous facility, this credit facility provides for advances by the lenders to a maximum of $75.0 million less outstanding letters of credit, based on specific percentages of eligible receivables and inventories. The new agreement waived existing defaults resulting from Doe Run's failure to maintain consolidated net worth and EBITDA for U.S. operations, as required by the agreements governing the previous revolving credit facility. The Doe Run Revolving Credit Facility has a three-year term and may be renewed annually thereafter.

        Also on October 29, 2002, Renco entered into a Junior Participation Agreement with the Doe Run Revolving Credit Facility lenders. Pursuant to this agreement, advances in excess of the amounts otherwise available under the Doe Run Revolving Credit Facility (Supplemental Loans) up to an aggregate amount of $15.0 million will be made to Doe Run, when Doe Run's availability is less than

$2.5 million for 5 consecutive days, and the Doe Run Revolving Credit Facility lenders have received cash from Renco in the amount of the Supplemental Loans. No loans had been made under this agreement as of the date hereof.

        On September 12, 2002, Doe Run tendered the $125.0 million that it had on deposit with a foreign bank (the Special Term Deposit) in payment of Doe Run Peru's outstanding $125.0 loan from a foreign bank. Simultaneously, Doe Run Peru issued a $139.1 million non-interest bearing subordinated promissory note to Doe Run (the Intercompany Note) for the principal of $125.0 million plus accrued interest of $14.1 million. Obligations under the Intercompany Note are subordinate to Doe Run Peru's obligations under the Doe Run Peru's revolving credit facility, discussed below.

        On September 25, 2002, Doe Run Peru entered into an amended and restated revolving credit facility with a Peruvian bank (the Doe Run Peru Revolving Credit Facility). This facility provides for borrowing up to a maximum amount of $40.0 million based on a borrowing base consisting of eligible accounts receivable and inventories. The $40.0 million maximum includes a $5.0 million letter of credit sub-facility. Under the provisions of the amended agreement, lending rates on certain receivables and inventories were improved compared to the previous revolving credit facility.

        Substantially all of the Company's U.S. assets and the accounts receivable and inventory of Doe Run Peru are pledged as collateral to secure the above obligations. The Doe Run Revolving Credit Facility is secured by substantially all of the accounts receivable and inventory relating to the Company's U.S. operations. The Doe Run Peru Revolving Credit Facility is secured by the accounts receivable and inventory of Doe Run Peru. The holder of the Term Note has a second priority security interest in the accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility and a first priority security interest in the remainder of the assets of the Company's U.S. operations, except for certain assets that secure the remaining 11.25% Senior Secured Notes due 2005, including the Intercompany Note and the equity interest in Doe Run Peru. The Notes have a second priority interest in substantially all of the assets related to U.S. operations, except for accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility.

        On March 21, 2003 Renco and the Term Note lenders entered into an Assignment and Acceptance Agreement whereby Renco purchased all of the rights of the agent and lenders under the Term Note. Accordingly, Renco became the agent and lender under the Term Note with the identical rights to payment of interest, principal and fees and to the same collateral as had the previous lenders. Furthermore, Renco, in its capacity as agent and lender under the credit facility waived certain existing and impending defaults, including, among other things, Doe Run's failure to provide the lender with certain reports and failure to comply with a financial covenant.

        Effective March 27, 2003 the Company entered into an amendment to the loan agreement governing the Doe Run Revolving Credit Facility, which reduced the level of consolidated net worth that the Company is required to maintain. Pursuant to the amendment, the lenders waived an event of default resulting from the failure of Doe Run to maintain a financial covenant and an event of default resulting from the failure of Doe Run to deliver timely financial reports.

        On October 29, 2002, pursuant to Doe Run's Restructuring, Doe Run entered into an Asset Transfer Agreement with The Buick Resource Recycling Facility LLC ("Buick"), a wholly owned subsidiary of Doe Run. Pursuant to this agreement, Doe Run transferred the assets of its recycling facility to Buick on April 23, 2003 consisting of all fixed assets (including certain contractual rights) pertaining to the recycling facility. Buick's assets (other than those pledged to the lenders under the Doe Run Revolving Credit Facility) and the membership interest in Buick are pledged as collateral to secure Doe Run's obligations arising under the Term Note and under the indenture governing the Notes.

Recent Events

        During fiscal 2003, subsequent to the waivers and amendments discussed above, Doe Run failed to meet certain financial and reporting covenant requirements contained in the Doe Run Revolving Credit Facility and the Term Note. On April 9, 2004 Doe Run entered into an amendment of its Doe Run Revolving Credit Facility. The amendment waives existing defaults and lowers the net worth requirement. The amendment became effective when waivers of default under the Term Note were received, as discussed below. On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waives existing defaults and amends various covenant requirements, among other things. The amendment also requires that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates have subsequently been extended. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under the Doe Run Revolving Credit Facility and the Term Note, as amended, through October 31, 2004. As a result of these defaults, the balance under the Term Note is reflected in current maturities of long-term debt in the Company's balance sheet at October 31, 2003. Because the agreement governing the Doe Run Revolving Credit Facility requires a lockbox for cash receipts and contains a subjective acceleration clause, loans are classified as current in the balance sheet for all periods presented. Prior periods balances in "Item 6. Selected Financial Data" have been reclassified to conform to this presentation.

        On May 7, 2004, Doe Run received a notice of default from the trustee of the Notes that it is in default of the indenture requirements. The notice gives Doe Run 30 days from the date of receipt of the notice to remedy such defaults by filing its quarterly and annual reports for the 2003 fiscal year with the SEC and to provide a written statement from the Company's independent certified public accountants indicating whether any defaults have come to their attention. If the defaults are not remedied within 30 days of receipt of the notice, the trustee may declare all unpaid principal and interest immediately payable. Management intends to remedy the defaults in the timeframe required.

        In fiscal 2003, Doe Run Peru failed to meet certain financial and reporting covenant requirements contained in the Doe Run Peru Revolving Credit Facility. On February 16, 2004, Doe Run Peru entered into an amendment of the Doe Run Peru Revolving Credit Facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced during fiscal 2003, management expects to remain in compliance with all covenants relating to the Doe Run Peru Revolving Credit Facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2.8 million. To the extent Doe Run Peru's net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under the Doe Run Peru Revolving Credit Facility by the amount of the difference between the required and the actual net worth.

        In response to a decreasing domestic market for lead, the Company indefinitely suspended operations at its Glover smelter in November, 2003. The Company will sell any concentrates on the open market that are not required to maintain production at the Herculaneum smelter. The decision should improve the Company's net sales premiums at current market conditions.

        On December 26, 2003, the Peru tax authority, SUNAT notified Doe Run Peru of an income tax assessment for the 1998 tax year. The assessment primarily relates to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed and additional income taxes due. Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6.6 million, plus penalties and interest of $9.6 million to date for the 1998 tax year. For tax years after 1998, the Company estimates that additional taxes of approximately $5.7 million would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $20.0 million to date in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $5.8 million. Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the change discussed above, or approximately $3.5 million.

        Management of the Company believes that Doe Run Peru has followed the applicable Peruvian statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeals process and were to appeal in the judicial system, some type of financial assurance would be required.

        If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed above, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in the Doe Run Peru Revolving Credit Facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru's ability to comply with the net worth requirement.

  Liquidity

        Low metal prices and declining treatment charges over the past five years, coupled with the Company's substantial debt service requirements prior to the Restructuring, have severely impacted the Company's liquidity. As a result, the Company's auditors have issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that express doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to liquidity and other issues related to defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as the Company's recurring losses that are discussed in "Item 8. Financial Statements and Supplementary Data—Note 2 to the Company's Consolidated Financial Statements". Based on current projections, assuming metal prices continuing higher than those experienced in fiscal 2003, management expects that Doe Run and Doe Run Peru will continue as going concerns through October 31, 2004.

        The Company's primary available sources of liquidity are cash provided by operating activities and the two revolving credit facilities discussed above. In addition to the amount available under the Doe Run Revolving Credit Facility, Supplemental Loans up to an aggregate amount of $15.0 million will be made to Doe Run under the Doe Run Revolving Credit Facility when Doe Run's availability is less than $2.5 million for 5 consecutive days and the Revolving Credit Facility lenders have received cash from Renco in the amount of the Supplemental Loans. No Supplemental Loans have been received. At October 31, 2003, net unused availability under the Doe Run Revolving Credit Facility was $14.1 million. Net unused availability was $26.3 million under the Doe Run Revolving Credit Facility at October 31, 2002, primarily resulting from the pay down of the balance outstanding under the Doe Run Revolving Credit facility from the net proceeds of the Term Note and the issuance of preferred stock, less certain transactions costs. The decrease is due primarily to the effect of operating losses on cash flows and an increase in the amount due from Doe Run Peru in fiscal 2003. Net unused availability under the Doe Run Peru Revolving Credit Facility was $3.8 million and $0.2 million at October 31, 2003 and October 31, 2002, respectively. Doe Run Peru had cash balances of $16.8 million and $7.0 million at October 31, 2003 and 2002, respectively. The reason for the increase is a reduction of interest payments due to the pay down of the loan to a foreign bank with the Special Term Deposit discussed above in "Restructuring and Long Term Debt".

        While liquidity was significantly improved at the Restructuring date, Doe Run remains highly leveraged and market prices for lead, zinc and copper, as well as treatment charges earned on the processing of concentrates at Doe Run Peru, remained low during most of 2003. Significant recovery of metal prices began during the fourth quarter of 2003, and the improvement has continued into fiscal 2004. As a result of the low metal prices over the past five years however, trade credit continues to be restricted. The deterioration of liquidity has adversely affected Doe Run's operating and financial results. As a result of extending accounts payable in order to conserve cash, procurement of materials, supplies and equipment has become more difficult and at times more costly. Suppliers have requested prepayments, discounts are being foregone, late charges are being incurred and in some cases Doe Run is not able to obtain normal trade credit or purchase from the low cost supplier.

        If current price levels continue, Doe Run's cash flow from operations should significantly improve along with liquidity. This improvement is expected in the second quarter of 2004, once certain fixed price forward sales commitments are fulfilled and outstanding derivative contracts, discussed below, expire in the first quarter of 2004. Based on current projections, at price levels lower than those at the end of the first quarter of 2004, Doe Run and Doe Run Peru expect adequate liquidity to continue operations through October 31, 2004. Availability was $17.7 million under the Doe Run Revolving Credit Facility and $5.4 million under the Doe Run Peru Revolving Credit Facility at April 30, 2004.

        The Company employs a commodity price risk management strategy using forward sales commitments, futures and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc, silver, and gold. See discussion in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk". The Company's commodity hedging activity has been significantly reduced as a result of the cancellation of credit lines by a number of counterparties. As a result of the cancellation of credit, and the increase in the LME price for lead in the fourth quarter of 2003, the Company's liquidity was adversely affected by margins paid to brokers totaling $4.3 million at October 31, 2003 to cover mark to market losses on outstanding derivatives contracts. Further price increases may result in additional margin payments.

        A significant portion of La Oroya's feed supply is currently secured from the Peruvian domestic market. The effects of low metals prices have caused some of Doe Run Peru's current suppliers to suffer financial distress. If one or more of the local producers were to significantly reduce or cease delivery of concentrates, there can be no assurance Doe Run Peru would be able to secure sufficient replacement feedstock at economically acceptable terms. A significant interruption in feed supply could result in shutdown or a material reduction in the production of metals from La Oroya, which would likely have a significant adverse effect on Doe Run Peru's results of operations, financial condition and liquidity. This in turn, would affect Doe Run Peru's ability to fulfill its obligations under its guarantee of the Notes and ability to pay contractual annual management fees to Doe Run, currently limited by the Doe Run Peru Revolving Credit Facility to $2.8 million. The recent metal price improvements and other factors have improved the financial condition of the smelter's traditional suppliers, which should improve the availability of economically suitable concentrates.

        The Company's commitments under agreements with regulatory agencies for environmental activities are significant. Spending requirements may change based on the activities required. See discussion of U.S. commitments in "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements" and see a discussion of Peru requirements in "Capital Resources".

Consolidated Financial Position

  Accounting Treatment for Restructuring

        The Restructuring was accounted for in accordance with Statement of Financial Accounting Standard No. 15—Accounting by Debtors and Creditors for Troubled Debt Restructurings ("Statement

No. 15"). Under Statement No. 15, a debtor may not change the carrying amount of the payable at the time of restructuring unless the total future cash payments, including interest, specified by the new terms are less than the carrying amount of the payable at the time of restructuring. Under the terms of the Notes, total future payments are expected to be greater than the carrying amount of the Old Notes exchanged, primarily due to the extended maturities and increased interest rate, assuming the paid in kind option of the Notes will be exercised. In accordance with Statement No. 15 Doe Run recorded the new notes on its balance sheet at a carrying amount equal to the carrying amount of the notes exchanged, plus unpaid accrued interest, reduced by deferred issue costs related to the notes exchanged and the fair value of the warrants issued. As a result, the related carrying amount on Doe Run's balance sheet at October 31, 2002 of $325.6 million exceeded the $175.8 million face amount by $149.8 million. The effect of this accounting is that Doe Run will recognize substantially less interest expense related to the Notes during their term than is reflected in the stated rate of interest, because the majority of the interest payments are reflected in the carrying amount of the Notes.

        The following table is provided to illustrate the reduction in principal amount of debt achieved by the Restructuring and related transactions and the impact of Statement No. 15 on the carrying amounts of debt on the Company's balance sheet:

	October 31, 2002
Long-Term Debt (including current maturities)	Pro Forma Principal Amounts Before Restructuring(a)	Restructured Principal Amounts	Financial Statement Amounts
	(dollars in thousands)
Doe Run Revolving Credit Facility	$40,500	$8,202	$8,202
Doe Run Peru Revolving Credit Facility	36,700	36,700	36,700
Term Note	—	15,500	15,500
Notes (b)	—	175,832	325,613
Old Notes
Unsecured Senior Notes	200,000	5,750	5,750
Floating Rate Senior Secured Notes	55,000	2,660	2,660
Secured Senior Notes	50,000	1,750	1,683
Other	6,111	6,111	6,111

Total Long-Term Debt (including current maturities)	$388,311	$252,505	$402,219

(a)
October 31, 2002 principal balances of debt adjusted to exclude the effects of the Restructuring and related transactions.

(b)
In accordance with Statement No. 15, the carrying amount of the Notes includes accrued interest on the Old Notes exchanged. As a result, accrued interest on the Old Notes of $37.5 million at the Restructuring date was reclassified to long-term debt.

Changes in Long-Term Debt (including current maturities)	Year Ended October 31, 2002
(dollars in thousands)
Revolving credit facilities
Increase in borrowings, net (excluding Restructuring)	$18,825
Pay down of Doe Run Revolving Credit Facility at Restructuring	(32,298)
Retirement of Doe Run Peru bank loan	(125,000)
Reduction of face amount of notes at Restructuring	(119,008)
Adjustment to reflect the Notes at carrying amount of Old Notes plus accrued interest less issue costs pursuant to Statement No. 15	151,617
Borrowing on Term Note	15,500
Imputed interest and other	(3,398)

Reduction of Long-Term Debt (including current maturities)	$(93,762)

Financial Position

        During 2003, net cash provided by operating activities was $19.5 million. Cash used by investing activities was $15.3 million, primarily for capital expenditures. Cash provided by financing activities was $5.5 million in 2003, which reflects proceeds from the revolving loan less payments on long-term debt. The Company made all scheduled principal and interest payments on its long-term debt balances in fiscal 2003. During 2003, interest on the Notes was paid at the 3% rate, and additional notes totaling approximately $20.0 million were issued. The Company's working capital fell $94.8 million in 2003 due primarily to the current classification of maturities of long-term debt due to the defaults on the loan covenants discussed in "Recent Events", a reduction of inventories and receivables, margin payments to brokers discussed in "Liquidity" and an increase in the current pension contribution liability to $15.2 million at October 31, 2003 from $2.8 million at October 31, 2002. The Company reduced concentrate inventories and supplies in Peru and work in process inventories in the U.S. in an effort to improve cash flows. Doe Run Peru's receivables decreased approximately $8.3 million, resulting from efforts to improve the documentation process on export sales in order to accelerate collections.

Results of Operations

  Fiscal 2003 compared to Fiscal 2002

        The Company reported a net loss for 2003 and for the twelve months ended October 31, 2002 (2002), reflecting continuing low metal prices and treatment charges. The Company's U.S. operations reported a net loss of $34.1 million (excluding intercompany fees) for 2003 compared to $57.8 million in 2002. The improvement is due to an increase in gross margins of $7.9 million and a decrease in net interest expense and restructuring costs, partially offset by unrealized losses on derivative financial instruments.

        Doe Run Peru reported a net loss of $11.1 million in 2003 versus $13.1 million in 2002. The decreased loss in 2003 is primarily due to lower interest expense resulting from the pay down of the loan from a foreign bank discussed above in "Restructuring and Long-Term Debt" at October 29, 2002, and decreased losses on the impairment and disposal of long-lived assets, partially offset by lower gross margins, which are primarily the result of lower treatment charges for concentrates processed.

        The Company's results for the year ended October 31, 2003 reflect modest increases in the market prices of lead, copper, zinc, and silver compared to 2002. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Year Ended October 31,
	2003	2002	2001
Average Prices
Lead ($/short ton)	$436.20	$416.40	$428.80
Copper ($/short ton)	$1,535.40	$1,392.60	$1,485.20
Zinc ($/short ton)	$727.00	$704.00	$846.40
Silver ($/troy ounce)	$4.74	$4.54	$4.44

        The average annual LME lead price has declined approximately 38% from 1996 through 2003 as new mines have been developed in Australia and Ireland, and as China has increased its lead metal production and exports. The fourth quarter of fiscal 2003 saw substantial improvements in lead prices in addition to the modest price improvements seen in the first three quarters. The recent price increase reflects a significant tightening in the worldwide lead supply. In 2003, six Western World lead smelters either closed or temporarily suspended operations resulting in a slight decline in world wide production.

        Average metal prices increased modestly in 2003 from recent historic lows experienced earlier in the year. The improvements reduced but did not stem the operating loss generated by the Company's U.S. operations in 2003. The Company has implemented changes to its operations, described below, in an effort to mitigate the impact of low metal prices. These actions reduced production costs and mitigated a portion of the margin deterioration caused by low prices.

        In the U.S., a declining demand for lead, mainly due to the movement of lead consuming industries from the U.S. to lower labor cost areas of the world, had exacerbated the price situation. See discussion of changes made in operations and marketing to combat the decline in U.S. demand in "Recent Events". Imports of lead-acid batteries from Mexico, China, South Korea, and Brazil, displacing U.S. production, are expected to continue into 2004. A weaker U.S. dollar may make lead acid battery imports less attractive, but the long-term outlook is uncertain. U.S. lead consumption was down 9.4% in 2002 versus 2001, and down an additional 4.5% in 2003 versus 2002.

        Metal prices rose sharply during the fourth quarter of 2003 and have continued their increase into the first quarter of fiscal 2004. The recent upturn in the lead price has been mainly supply driven. LME lead prices have increased by 74% from the lowest monthly (April) average in 2003. LME lead inventories declined by approximately 75,000 tons in calendar 2003, another indication that lead demand exceeds current lead supply.

        Zinc prices also have recovered from the low in 2002, to improve slightly in fiscal 2003. In January 2004, zinc prices were over $925/short ton. The bulk of the improvement in zinc prices reflects a weak U.S. dollar rather than strong fundamentals. LME zinc inventories actually increased by approximately 90,000 tons in calendar 2003 and, in January 2004, were at the same levels as in November 2002.

        The average LME copper price was higher in 2003 compared to 2002. In mid-January, 2004, the copper price was 41% higher than the fiscal 2003 average price. Increased demand, mainly from China, coupled with supply problems have contributed to the rise in the copper price. LME copper inventories declined by over 400,000 tons in calendar 2003.

        Low lead, zinc and copper prices in the preceding five years have induced mine closures and cutbacks and slowed development of new copper, zinc and lead projects. In addition, new smelting capacity has come on stream in China and India, increasing demand for concentrates. As a result, supplies of lead, zinc and copper concentrates have been very tight. Smelters competing for concentrates in this tight market have driven treatment charges and penalties down significantly and this decline has negatively impacted profitability of Doe Run Peru's La Oroya smelter.

        The tight market conditions for lead, zinc and copper concentrates are expected to continue into 2004, when higher metal prices are expected to induce producers to increase output.

        Most of La Oroya's feed supply is secured from the Peruvian domestic market. The effects of low metals prices in the preceding five years have caused some of Doe Run Peru's suppliers to suffer financial distress, which in some cases caused production shortfalls. As a result, deliveries of lead, copper and zinc concentrates to La Oroya from a major Peruvian supplier were significantly below the contracted amounts during the 2003 period. Doe Run Peru replaced a portion of this shortfall with concentrates from other suppliers, but the total receipts of lead, zinc and copper concentrates for the period were less than the planned amounts. In addition, the resulting changes in concentrate mix and erratic deliveries adversely affected metal production and the cost of spot purchases increased La Oroya's feed cost. With improved metal prices, the financial condition of La Oroya's traditional suppliers has improved and concentrate receipts for fiscal year 2004 are expected to meet planned levels. However, current market conditions remain tight, and it is possible that the smelter could experience difficulties obtaining economically suitable concentrate feed.

        The following table sets forth the Company's production statistics for the periods indicated:

	Year Ended October 31,
	2003	2002	2001
U.S. Operations
Lead metal—primary (short tons)	281,531	288,642	329,594
Lead metal—secondary (short tons)	149,616	152,888	157,562
Lead concentrates (metal content, short tons)	295,581	306,208	318,744
Ore Grade	6.53%	6.23%	6.17%
Peruvian Operations
Refined copper (short tons)	68,958	71,197	71,419
Refined lead (short tons)	122,946	132,925	133,144
Refined zinc (short tons)	80,679	85,093	87,303
Refined silver (thousands of troy ounces)	35,305	34,291	34,525
Refined gold (thousands of troy ounces)	82	94	85
Copper concentrates (metal content, short tons)	17,944	17,306	17,906
Ore Grade (copper content)	1.10%	1.02%	1.07%

        In response to the poor lead metal market conditions over the past several years, the Company has implemented operational and organizational changes at its U.S. primary lead division since 2001. The key elements of this plan were that the Company's Herculaneum primary smelter reduced its annual refined metal production by reducing blast furnace and sinter plant operating time. The Company eliminated purchases of lead concentrates and reduced production of concentrates at its southeast Missouri mining operations, while improving ore grades in order to reduce unit production costs. The Company reduced total concentrate production at all of its mines, and placed the No. 29 mine on care and maintenance status resulting in reduced ore production during 2002 of approximately 284,000 tons or 5%. Ore grade improved over the prior year which partially offset the impact of reduced ore tonnage, resulting in only a slight reduction in lead metal contained in concentrates in 2002, compared to 2001. A similar production strategy in 2003 resulted in reductions in ore production and slightly higher ore grades.

        These production changes necessitated reductions in the workforce. Approximately 280 hourly positions were eliminated which involved both terminations and an early retirement program, completed in the first quarter of 2002. In the fourth quarter of 2002, the company eliminated 22 salaried positions and approximately 60 contract labor positions at the Herculaneum smelter. Overtime has been significantly reduced as well.

        Doe Run also applied for a royalty rate reduction on its leases with government agencies and identified other savings in raw materials, supplies, and equipment costs. However, at the time of this filing Doe Run has not been granted the royalty rate reductions it has requested so no reductions in royalties were recognized in 2003.

        Despite Doe Run's lower production levels, cost per ton of primary metal sold remained about the same as in 2002, as a result of net spending reductions related to lower headcount and other cost reductions related to salaries and benefits, noted above, offset by higher energy costs.

        In response to a decreasing domestic market for lead, the Company announced the indefinite suspension of operations at its Glover smelter, effective December 1, 2003. The Company will sell any concentrates that are not required to maintain production at the Herculaneum smelter. The decision is expected to improve the Company's net sales premiums at current market conditions. Severance benefits associated with this action totaled $1.4 million, which will be paid mostly in fiscal 2004.

        Production at the Company's Buick secondary smelter decreased in 2003, compared to the prior year, primarily due to an effort to conserve cash by reducing work in process inventories, while continuing to meet environmental standards. The very low lead content of these inventories resulted in reduced lead metal production when these items were recycled.

        In September 2003, in an effort to reduce costs, Doe Run Peru announced a work force reduction of 10% primarily at La Oroya, which was achieved by December 2003. Total severance benefits accrued in fiscal 2003 were $3.2 million, of which $1.4 million was paid during fiscal 2003 and the remainder will be paid in 2004 and 2005.

        At the La Oroya metallurgical complex, production of copper, lead, zinc and gold in 2003 was less than in 2002. These declines did not result from operational problems, but were attributable to the difficulties in obtaining economically suitable feed concentrate material discussed above. Silver production increased compared to the prior year primarily due to Doe Run Peru's successful effort to decrease in-process inventories. Unit conversion costs at La Oroya increased compared to the prior year, primarily due to the decreased production rate, higher fuel costs and severance costs associated with the workforce reduction discussed above.

        At the Cobriza copper mining operation, ore production for 2003 declined by 5% compared to 2002. Ore grade improved by 8% and, as a result, production of metal contained in concentrates improved by approximately 4%, compared to the 2002 period. Operating costs for 2003 were 6% lower than the prior year, due to the reduced ore production and Doe Run Peru's continuing efforts to reduce operating costs. The combination of increased metal production and reduced operating cost resulted in a decline in unit production costs.

        The following tables set forth the separate operating results, sales volumes and realized prices for the Company's U. S. and Doe Run Peru (excluding intercompany transactions) for the periods indicated:

Results of U.S. Operations

	Year Ended October 31,
	2003	2002	2001
Net sales (a)	$249,109	$245,503	$303,146
Costs and expenses:
Cost of sales (a)	222,746	227,071	280,808
Depletion, depreciation and amortization	18,598	19,508	20,275
Selling, general and administrative	16,989	18,536	18,351
Exploration	1,078	828	1,602
Losses from impairment and disposal of long-lived assets	1,321	2,600	930
Unrealized (gain) loss on derivative financial instruments	7,162	(1,452)	(566)

Total costs and expenses	267,894	267,091	321,400

Loss from operations	(18,785)	(21,588)	(18,254)
Other income (expense):
Interest expense	(10,706)	(40,559)	(41,994)
Interest income	8	12,219	14,214
Loss on retirement/restructure of long-term debt	(550)	(7,439)	(159)
Other, net	132	(464)	493

	(11,116)	(36,243)	(27,446)

Loss before income tax expense and cumulative effect of change in accounting principle	(29,901)	(57,831)	(45,700)
Income tax expense	—	—	59

Loss before cumulative effect of change in accounting principle	(29,901)	(57,831)	(45,759)
Cumulative effect of change in accounting principle	(3,848)	—	(2,649)

Net loss	$(33,749)	$(57,831)	$(48,408)

  (a)
  Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

Net sales	$9,550	$9,078	$10,210
Cost of sales	174	—	888
Sales volumes (short tons)
Lead metal	337,846	345,722	416,249
Tolling	86,123	83,539	73,320
Zinc concentrates	81,625	86,994	93,253
Realized Prices ($/short ton)(b)
Lead metal	$498.00	$491.66	$523.42
Tolling	$347.98	$344.96	$354.65
Zinc concentrates	$241.56	$218.38	$258.75

b)
Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

Results of Peruvian Operations

	Year Ended October 31,
	2003	2002	2001
Net sales (a)	$435,506	$418,286	$434,336
Costs and expenses:
Cost of sales (a)	421,147	387,492	384,471
Depletion, depreciation and amortization	11,809	11,339	10,186
Selling, general and administrative (a)	10,287	9,533	11,375
Exploration	—	244	—
Losses from impairment and disposal of long-lived assets	88	8,006	66
Unrealized (gain) loss on derivative financial instruments	58	44	(1,198)

Total costs and expenses	443,389	416,658	404,900

Income (loss) from operations	(7,883)	1,628	29,436
Other income (expense):
Interest expense	(2,564)	(14,778)	(17,998)
Interest income	21	57	656
Other, net	(631)	25	(1,173)

	(3,174)	(14,696)	(18,515)

Income (loss) before income tax expense (benefit) and cumulative effect of change in accounting principle	(11,057)	(13,068)	10,921
Income tax expense	—	—	8,167

Income (loss) before cumulative effect of change in accounting principle	(11,057)	(13,068)	2,754
Cumulative effect of change in accounting principle	(92)	—	(1,125)

Net income (loss)	$(11,149)	$(13,068)	$1,629

  (a)
  Intercompany sales and fees that are eliminated in the consolidated results of the Company and have been excluded from the results presented above are as follows:

Net sales	$707	$—	$—
Cost of sales	508	—	—
Selling, general and administrative expense	9,550	9,078	9,322
Sales Volumes
Copper (short tons)	68,822	71,105	71,445
Lead (short tons)	122,260	133,204	133,241
Zinc (short tons)	80,375	85,229	87,664
Silver (thousands of troy ounces)	35,269	34,352	34,519
Gold (thousands of troy ounces)	82	93	85
Realized Prices (b)
Copper ($/short ton)	$1,525.47	$1,385.25	$1,494.47
Lead ($/short ton)	$457.09	$427.33	$444.04
Zinc ($/short ton)	$726.30	$703.21	$867.39
Silver ($/troy ounce)	$4.75	$4.55	$4.46
Gold ($/troy ounce)	$348.17	$298.85	$268.98

b)
Net realized prices for metals, concentrates, and by-products include the effects of changes in: 1) premiums received, including charges for special alloys and shapes, 2) adjustments to provisionally priced sales, 3) treatment and refining charges and 4) net hedging activity.

        Results of operations for the years ended October 31, 2003, 2002, and 2001 include the results of the Company's U.S. operations and Doe Run Peru. In order to provide a more meaningful analysis, the results of operations attributable to Doe Run Peru will be noted and discussed separately under "Results of Doe Run Peru."

        Net sales increased in 2003 from 2002, primarily due to the results of Doe Run Peru. U.S. net sales increased slightly in 2003, compared to 2002, primarily due to higher realized prices for lead metal and copper, zinc, and lead concentrates, partially offset by lower volume of lead metal, due to the soft domestic market and the reduction of production. As discussed above, the LME average lead price increased during 2003, with the majority of this increase occurring in the fourth quarter. Should the LME price remain at this level for an extended period, the Company should benefit from further increased net realized prices in the coming quarters.

        Cost of sales increased as a result of Doe Run Peru. U.S. cost of sales in 2003 was slightly less than 2002, primarily due to lower lead metal and zinc concentrate sales volumes along with operating cost reductions at the primary lead operations, driven by lower headcount and reduced overtime, partially offset by higher energy costs. More efficient production due to higher ore grades also contributed to the lower costs.

        Selling, general and administrative costs decreased from 2002 primarily from the results of U.S. operations largely due to an increase of $1.3 million in insurance reimbursements in 2003 for legal fees incurred in prior years. The Company has received the majority of its reimbursements for legal fees incurred in previous fiscal years, but will continue to receive reimbursements for a portion of its ongoing legal fees.

        Losses from impairment and disposal of long-lived assets decreased primarily at Doe Run Peru. In 2003, the U.S. operations wrote down the value of properties purchased in Herculaneum, near the Company's primary smelter. (See discussion of purchase plan in "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements"). The loss in 2002 relates to the write-down of Herculaneum properties in addition to the permanent cessation of operation of a blast furnace at the Herculaneum smelter that was dismantled in 2003. The impairment loss relating to the Herculaneum properties was recognized due to the current lack of approval from regulatory agencies regarding the reoccupancy of these properties.

        Unrealized (gain)/loss on derivatives relates to the change in fair market value of derivative financial instruments pursuant to FAS 133. In 2003 the Company experienced an unrealized loss, compared to an unrealized gain in 2002. In the U.S., the loss was primarily the result of the substantial increase in the LME price at the end of 2003. These unrealized losses required the payment of margin to brokers. See discussion in "Liquidity".

        Interest expense decreased in 2003 compared to 2002 in the results of Peruvian and U.S. operations. In the U.S. operations, interest expense was substantially lower in 2003 as a result of the Restructuring and the related accounting for the transaction. See discussion in "Consolidated Financial Position—Accounting for Restructuring".

        Interest income decreased in 2003 due primarily to the loss of U.S. operation's interest income on the $125 million Special Term Deposit used to collateralize Doe Run Peru's note payable to a foreign bank. On September 12, 2002, The Special Term Deposit was tendered to repay the note, see discussion above in "Restructuring".

        Loss on retirement/restructure of long-term debt represents costs related to the issuance of the Notes and the Term Note in accordance with Statement No. 15. See "Item 8. Financial Statements and Supplementary Data—Note 2 to the Company's Consolidated Financial Statements" for a discussion of Statement No. 15.

        Income tax expense reflects the provision for the Company's Peruvian subsidiaries. Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. As a result of the Company's tax status in the U.S., the Company is generally not subject to federal and most state income taxes.

        Cumulative effect of change in accounting principle relates to the adoption of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations. See "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements for a discussion of Statement No. 143.

  Fiscal 2002 compared to Fiscal 2001

        Net sales for 2002 decreased compared to 2001 due mainly to the U.S. operations' lower volume of lead metal, lower realized prices for lead metal and zinc concentrates and lower revenues from oxide at FPI, partially offset by an increase in toll volume. Due to the unfavorable market conditions production was reduced in an effort to minimize operating losses. As a result, lead metal sales volume was down in 2002, compared to the prior year, accounting for a $36.9 million decrease in net sales. As discussed in "Overview—U.S. Operations" the LME average lead price declined during 2002. Because of the market conditions in the U.S., the Company's premiums were lower as well, resulting in a decline in the net realized price for lead metal, which reduced net sales by $11.0 million. Oxide sales declined $9.0 million as FPI began charging its main oxide customer a processing fee to covert the customer's lead metal into oxide (tolling), rather than purchasing metal and selling the oxide to the customer, pursuant to a new contract. As a result, oxide revenues have been reduced to the fee that the Company receives for converting metal into oxide rather than the full value of the oxide product and cost of sales reduced to the conversion costs. Zinc concentrate net sales were lower in 2002, compared to 2001, primarily due to a decrease in the LME average zinc price and lower sales volume associated with the lower production levels discussed previously. These changes were partially offset by an increase in toll lead volume.

        Cost of sales in 2002 decreased compared to 2001 due primarily to the U.S. operations' reduced lead metal volume, discussed above which accounts for $37.1 million of this decrease. A decrease of approximately $16.0 million is the result of cost reductions at the primary and secondary lead production facilities. This amount includes a savings of approximately $4.1 million resulting from lower energy costs, as natural gas and propane prices declined significantly from the abnormally high prices experienced in 2001, and a savings of about $2.9 million resulting from lower feed costs at the Buick recycling facility. The remaining $9.0 million reduction is attributable to efficiency improvements at all three primary operating facilities and at the secondary smelter resulting from ongoing efforts to reduce operating costs. Lower feed cost for oxide production resulting from the tolling, discussed above, also contributed to the decrease in cost of sales. These cost decreases were partially offset by a $5.0 million non-cash charge to adjust environmental reserves, primarily for historic properties and the Herculaneum smelter, resulting from a comprehensive review of the Company's environmental liabilities.

        Selling, general and administrative costs decreased in 2002 compared to 2001 due mainly to Doe Run Peru. Increases in the U.S. operations' professional fees were, offset by increased insurance reimbursements for legal defense costs and a decrease in pension and healthcare expenses. Professional fees increased by $2.5 million in 2002 due primarily to costs related to extensive discovery activity on two groups of personal injury lawsuits. Offsetting this increase were anticipated insurance reimbursements totaling $1.9 million during 2002 for recovery of legal expenditures covered by insurance, compared to $0.8 million in 2001. A California court ruling clarified amounts to be reimbursed, relating to costs that have been disputed by the insurance company, which precipitated the recording of the previously unrecorded disputed costs. Pension and health care costs were lower in 2002 because 2001 included special termination charges of $2.6 million associated workforce reductions.

        Exploration expense decreased in 2002 for the U.S. operations due to the Company's continuing efforts to conserve cash.

        Losses from impairment and disposal of long-lived assets in 2002 related primarily to Doe Run Peru. The results of the U.S. operations reflect a write down of the value of properties owned near the Herculaneum smelter and the permanent cessation of operations of a blast furnace at the Herculaneum smelter. See discussion in "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements". In 2001, the $1.0 million loss is primarily due to the demolition of two dross furnaces due to a change in the production process at Herculaneum.

        Unrealized gain on derivatives was mainly in the U.S. operations, primarily due to a reduction in the quantities of metal under futures contracts outstanding, related to credit line reductions. This resulted in the realization of gains in revenues that were previously unrealized.

        Interest expense for 2002 was lower due mainly to U.S. operations, resulting from lower interest rates on the Company's floating interest rate notes and the Doe Run Revolving Credit Facility, and due to a $4.3 million decrease in the average outstanding balance on the Doe Run Revolving Credit Facility. These declines were partially offset by penalty interest recorded on overdue interest on the Company's Old Notes.

        Interest income decreased in 2002 due primarily to the loss of U.S. operations interest income on the $125 million Special Term Deposit used to collateralize Doe Run Peru's note payable to a foreign bank. On September 12, 2002, The Special Term Deposit was tendered to repay the note. See discussion above in "Restructuring and Long Term Debt".

        Loss on retirement/restructure of long-term debt represents costs related to the issuance of the Notes and the Term Note in accordance with Statement No. 15. See "Item 8. Financial Statements and Supplementary Data—Note 3 to the Company's Consolidated Financial Statements" for a discussion of Statement No. 15.

        Other, net expense for U.S. operations was a net expense in 2002, compared to net income in 2001. This change was primarily due to a reduction of rental income on the helicopter used for Doe Run Peru operations, which was sold in the third quarter of 2001.

        Income tax expense reflects the provision for the Company's Peruvian subsidiaries. As a result of the Company's tax status in the U.S., the Company is generally not subject to federal and most state income taxes.

        Cumulative effect of change in accounting principle relates to the adoption of Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. See "Item 8. Financial Statements and Supplementary Data—Note 19 to the Company's Consolidated Financial Statements" for a discussion of Statement No. 133.

Results of Doe Run Peru

  Fiscal 2003 compared to Fiscal 2002

        Net sales for 2003 increased compared to 2002 primarily due to higher realized prices for all major metals and an increase in sales volume for silver, partially offset by a decrease in sales volume for copper, lead, zinc and gold. Compared to 2002, realized prices for all metals rose, reflecting similar increases in LME prices, and contributing $26.2 million to the net sales increase. Higher sales volumes for silver, reflecting higher production levels, and an increase in byproduct sales also contributed to the increased sales in 2003. These increases were partially offset by lower sales volume for all major metals except silver resulting from the reduced feed available at La Oroya discussed previously.

        Cost of sales increased for 2003 from 2002, due primarily to higher feed cost, and the higher unit conversion costs at La Oroya, partially offset by improved unit production cost at Cobriza and reduced production volume. Feed costs were higher due to the increases in market prices for copper, zinc, silver, and gold and to significantly lower treatment charges for concentrates purchased. Lead, zinc and copper concentrate treatment charges declined 14%, 13% and 17% respectively, in 2003, due to the very tight supply situation in the world market and the resultant competition for concentrates by smelters.

        Losses from impairment and disposal of long-lived assets decreased in 2003. The loss recorded in 2002 relates to the write off of the backfill plant at the Cobriza mining operation, which was determined to be uneconomical to complete and operate.

        Interest expense decreased in the 2003 period, compared to the prior year, due primarily to the reduction of Doe Run Peru's long-term debt resulting from Doe Run's Special Term Deposit being tendered to repay the note, see discussion above in "Restructuring and Long Term Debt".

        Other, net income was decreased in 2003, primarily due to exchange losses on transactions denominated in Peruvian soles as a result of the effect of an increase in the value of soles against the U.S. dollar.

        Income tax expense was $0 in 2003 and 2002 reflecting management's belief that sufficient uncertainty exists regarding the realization of certain deferred tax assets, which requires that a valuation allowance be established.

  Fiscal 2002 compared to Fiscal 2001

        Net sales for 2002 decreased compared to 2001 due to lower realized prices for zinc, copper, and lead and lower sales volumes, partially offset by increased realized prices for silver and gold and higher gold volume. The realized price decline for zinc reduced net sales by $14.0 million and lower realized prices for copper and lead decreased net sales by $10.0 million. Reduced production volume due to feed supply problems resulted in lower production and sales volumes for all major metals except gold, which reduced net sales by $3.4 million. These reductions were partially offset by higher realized prices for silver and gold and increased volumes of gold sales and toll services. Doe Run Peru increased its copper concentrate tolling volume in response to market conditions, which have limited the availability of concentrates for purchase.

        Cost of sales for 2002 increased compared to 2001 due primarily to increased concentrate feed costs, partially offset by lower conversion costs and sales volumes. Feed costs increased approximately $8.2 million in 2002, compared to 2001, primarily due to significantly lower treatment charges for lead, zinc and copper concentrates resulting from the very tight supply situation in the concentrate market. The effect of lower treatment charges was partially offset by lower market prices for lead, zinc and copper. Unit conversion costs at La Oroya decreased which in turn reduced cost of sales by $4.8 million, compared to the prior year. This improvement was primarily due to cost containment efforts and resultant reductions in contract labor, maintenance, and indirect operating costs. Workers profit sharing cost was lower as well due to net losses incurred by Doe Run Peru. Despite the impact of lower ore grade, unit production costs at the Cobriza copper mining operation were slightly lower in 2002, compared to 2001, due to reduced operating costs.

        Selling, general and administrative costs decreased for 2002, compared to the prior year, primarily due to reduced professional fees and expenses associated with Doe Run Peru's helicopter, which was sold during the third quarter of 2001, partially offset by increased insurance costs.

        Losses from impairment and disposal of long-lived assets increased in 2002 compared to 2001 due primarily to the write off of the backfill plant at the Cobriza mining operation in 2002. Because of the continuing low copper prices and the inability to establish significant new ore reserves, Doe Run Peru has determined that it will not be economically feasible to complete and operate the backfill plant.

        Unrealized gain on derivatives relates to the change in fair market value of derivative financial instruments pursuant to Statement No. 133. Losses in 2002 resulted from a reduction in the quantities of metal under futures contracts outstanding, due primarily to credit line reductions. This resulted in the realization of losses through revenues that were previously unrealized. Gains for 2001 resulted primarily from the effect of falling copper prices on sold metal futures contracts.

        Interest expense decreased for 2002, compared to the prior year, primarily dulne to lower interest on the $125.0 note payable to a foreign bank, which was retired on September 12, 2002, as discussed above. In addition, lower interest rates on the Doe Run Peru Revolving Credit Facility, increased capitalized interest and lower outstanding balances on capital lease obligations contributed to the reduction in interest expense.

        Interest income decreased in 2002, compared to the prior year, primarily due to lower interest on income taxes due to Doe Run Peru, which was received during 2001, lower average cash balances and lower interest rates on those cash balances.

        Income tax expense was $0 in 2002 reflecting Management's belief that sufficient uncertainty exists regarding the realization of certain deferred tax assets and that a valuation allowance is required. Tax expense in 2001 resulted primarily from an increase in the valuation allowance resulting from management's assessment of the Company's ability to use loss carry forwards in the future.

        Cumulative effect of change in accounting principle relates to the adoption of Statement No. 133. See "Item 8. Financial Statements and Supplementary Data—Note 19 to Doe Run Peru's Financial Statements" for a discussion of Statement No.133.

Capital Resources

        Doe Run has substantial indebtedness. As of October 31, 2003, on a consolidated basis, the Company's balance sheet reflected $408.7 million of total debt in accordance with Statement No. 15. The face amount of indebtedness outstanding at October 31, 2003 was $279.5 million, an increase of $27.1 million from October 31, 2002.

        The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, the Term Note and the indenture governing the Notes contain numerous covenants and restrictions. They include certain requirements with respect to net worth, working capital, earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings. The Doe Run Peru Revolving Credit Facility also contains covenants which, pursuant to the amendment discussed in "Recent Events", restrict through September 2004 Doe Run Peru's ability to make distributions to Doe Run in excess of a $2.8 million management fee.

        The ability of Doe Run to meet its debt service requirements and to comply with these covenants is dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control. The Company has been in default of several loan covenants. See discussion in "Recent Events".

        The Company had capital expenditures of $15.3 million in 2003 and has projected capital expenditures of approximately $27.4 million for fiscal 2004. In the U.S., the Company had capital expenditures of $6.1million in 2003 and has projected total capital expenditures of approximately $11.2 million for fiscal 2004, primarily to support ongoing operations and for operational and environmental improvements, including expenditures required pursuant to an AOC that established a residential property purchase plan in Herculaneum, see "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements". In addition to these capital investments, the Company's U.S. operations expended approximately $51.3 million, $52.0 million and $58.8 million on repairs and maintenance for fiscal years 2003, 2002 and 2001 respectively. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

        As part of the acquisition of its Peruvian operations, Doe Run Peru committed to an investment program, in part to satisfy an investment commitment of $120.0 million as set forth in the purchase agreement. On February 13, 2003, Doe Run Peru received notice from Centromin that it had met its investment commitment with total approved expenditures of $120.2 million through October 23, 2002.

        Doe Run Peru had capital expenditures of $9.3 million in 2003 and has projected capital expenditures of approximately $16.2 million for fiscal 2004, primarily for PAMA projects and to support ongoing operations.

        Although Doe Run Peru's PAMA currently requires construction of certain sulfuric acid plants at the La Oroya smelter estimated to cost $107.5 million during the remaining PAMA period, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving emission compliance. Potential alternatives include, but are not limited to, reducing production from a portion of the plant, thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. This evaluation must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. In 2004, Doe Run Peru intends to submit a request to MEM to modify the requirements of the existing PAMA. There can be no assurance that these efforts will be approved by the Peruvian government or that they will achieve compliance in the timeframe required by the PAMA. If the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter. See discussion of PAMA requirements and compliance in Item 1. "Business, The Doe Run Peru Operations—Environmental".

Contractual Obligations

        The following table summarizes Doe Run's contractual obligations and commercial commitments at October 31, 2003. For a discussion of environmental and reclamation obligations, see "Item 8. Financial Statements and Supplementary Data—Note 20 to the Company's Consolidated Financial Statements". The Company's recorded liability for environmental matters and asset retirement obligations was $31.5 million at October 31, 2003. Timing of the related spending is dependent upon a number of factors, including required completion date of reclamation work under agreements with regulatory agencies and date of facility closures. These obligations are not included in the table below. The table also does not include costs related to Doe Run Peru's PAMA (see discussion in "Item 1. Business, Doe Run Peru—Environmental Matters". The PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. However, the specific projects included in the PAMA may be modified and amended as to the actual design and timing to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006.

		Payments Due By Period ($ millions)
Contractual Obligations:
	Total	Less Than 1 Year	1—3 Years		3—5 Years		After 5 Years
Revolving lines of Credit	$59.1	$59.1	$—		$—		$—
Long-term Debt(a)	218.8	17.2	34.4		50.0		117.2
Redeemable Preferred Stock	22.5	—	—		—		22.5
Operating Leases	21.2	4.6	5.2		3.0		8.3
Capital Leases	1.6	1.6	—		—		—
Royalties	3.4	.3	.5		.4		2.2
Purchase Obligations(b)	604.7	303.7	290.7		10.4		—
Pension funding	15.2	15.2	(c	)	(c	)	(c	)

Total	$946.5	$401.7	$330.8		$63.8		$150.2

(a)
The obligations relating to long-term debt reflect the commitments as of October 31, 2003 for principal payments. The amounts recorded as long-term debt in the Company's financial statements in Item 8 reflect long-term debt as accounted for under Statement of Accounting Standards No. 15. See discussion in "Restructuring and Long Term Debt".

(b)
Purchase obligations include Doe Run Peru's commitments to purchase 223,769, 136,686 and 95,901 short tons of copper concentrates, 221,564, 151,016 and 112,436 short tons of lead concentrates and 157,630, 117,947 and 0 short tons of zinc concentrates in fiscal years 2004, 2005 and 2006, respectively. Purchase prices are generally based on the average quoted exchange prices for the month of delivery, less deductions for treatment and refining charges and impurity penalties. The estimated cost of these obligations was based on the following metal prices: $1,900/ton for copper, $560/ton for lead and $860/ton for zinc.

(c)
The Company's projected benefit obligation in excess of plan assets was $47.4 million as of October 31, 2003. The Company's defined benefit plan is funded to comply with the minimum funding requirements under Employee Retirement Income Security Act (ERISA). The minimum contribution requirements will differ from year to year based on actual market returns, changes in assumptions, changes in plan demographics and any significant updates to government regulations. In order to maintain minimum funding levels for our pension plan, the Company expects to fund approximately $15.2 million in calendar year 2004. Subsequent payments will be dependent upon the factors discussed above.

Significant Accounting Policies

        The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Significant accounting policies and estimates that most impact the consolidated financial statements are those related to revenue recognition, mineral interests, impairment of long-lived assets, estimated liabilities for environmental and legal claims, income taxes, pension benefits, and derivative instruments.

        Sales are recorded as products are shipped to customers and title transfers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at time of shipment. Revenues are adjusted between month of shipment and month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices pursuant to applicable customer agreements.

        Mineral interests are amortized using the units of production method. The Company's ore reserves are based on geological studies and test hole drillings conducted by the Company's geologists. These estimates are reviewed and certified periodically by an independent mining consultant. The most recent independent report on the Company's ore reserves was issued in January 2004. Ore reserves can and do fluctuate with the underlying market price or prices of the metals to be mined. As such, there can be no assurances that the reserves currently reported would be economical to mine in the future.

        Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

        The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, the Company's experience in remediation, the Company's status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of costs from other parties are recorded as assets when their receipt is deemed probable, as is consistent with the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. However, there can be no assurance established liabilities will be sufficient to cover the costs of the actual commitments or that in the future, new commitments will not arise that could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. See "Item 8. Financial Statements and Supplementary Data—Notes 20 and 21 to the Company's Consolidated Financial Statements" for a more detailed discussion of environmental and litigation matters.

        As of November 1, 2002, the Company adopted Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Prior to the adoption of Statement No. 143 the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The cumulative effect related to the adoption of Statement No. 143 was a loss of $3,940, a net decrease to plant, property and equipment of $2,088, and an increase of $1,852 to the liability for asset retirement obligations. Accretion expense was approximately $1.5 million for the year ended October 31, 2003.

        Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

        Deferred tax assets and liabilities are recognized in foreign jurisdictions for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of these assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets such that a valuation allowance is required.

        Doe Run sponsors a noncontributory defined benefit plan for its U.S. employees. Benefits provided to salaried employees under the defined benefit plan are based on final average compensation and years of service. The Company has also adopted a supplemental defined benefit plan, the Supplemental Employee Retirement Plan (SERP), effective November 1, 1996. The SERP provides benefits to those participants of the defined benefit plan whose benefits under the plan are limited by Sections 401(a)(17) or 415 of the Internal Revenue Code. Changes in the assumptions used to calculate Doe Run's accumulated benefit obligation and periodic pension cost can have a significant effect on the Company's results of operations.

        The Company carries all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (that is, gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair value or cash flows. If the hedged exposure is an exposure to changes in the fair value of a fixed commitment, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is an exposure to changes in forecasted cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including product pricing; competition; currency fluctuations; the loss of any significant customer or suppliers; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; changing environmental requirements, political uncertainty, terrorism and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc, silver, and gold. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. None of the aforementioned activities have been entered into for speculative purposes. See "Item 8. Financial Statements and Supplementary Data—Note 19 to the Company's Consolidated Financial Statements" for a more detailed discussion of the Company's use of Hedging and Derivative Financial Instruments. A 10% increase in metal prices would result in additional losses of approximately $7.0 million to the Company related to open contracts at October 31, 2003, which would be offset by higher prices on the Company's sales of physical metal.

Item 8. Financial Statements and Supplementary Data

        Financial statements and supplementary data follow immediately and are listed in Item 15 of Part IV of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Doe Run Resources Corporation:

We have audited the accompanying consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries (the Company) as of October 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive losses and shareholder's deficit, and cash flows for each of the years in the three-year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring net losses, has a net capital deficiency, and has liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 20 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of November 1, 2002.

/s/ KPMG LLP

February 2, 2004, except as to Note 22,
    which is as of May 7, 2004

THE DOE RUN RESOURCES CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	October 31, 2003	October 31, 2002
ASSETS
Current assets:
Cash	$16,794	$7,018
Trade accounts receivable, net of allowance for doubtful accounts of $1,479 and $1,160 at October 31, 2003 and 2002, respectively	56,659	64,778
Inventories	95,680	103,346
Prepaid expenses and other current assets	21,531	19,593

Total current assets	190,664	194,735
Property, plant and equipment, net	230,367	249,667
Other noncurrent assets, net	5,496	5,794

Total assets	$426,527	$450,196

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$78,117	$16,342
Accounts payable	48,392	48,876
Accrued liabilities	84,483	55,068

Total current liabilities	210,992	120,286
Long-term debt, less current maturities	330,579	385,876
Other noncurrent liabilities	71,508	71,205

Total liabilities	613,079	577,367
Series A redeemable preferred stock, $1,000 par value, 5,000 authorized, 2,000 shares issued and outstanding; liquidation and redemption value	22,514	20,000
Shareholder's deficit:
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,724	5,238
Accumulated deficit	(173,523)	(128,625)
Accumulated other comprehensive losses	(38,267)	(23,784)

Total shareholder's deficit	(209,066)	(147,171)

Total liabilities and shareholder's deficit	$426,527	$450,196

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended October 31,
	2003	2002	2001
Net sales	$684,615	$663,789	$737,482
Costs and expenses:
Cost of sales	643,893	614,563	665,279
Depreciation, depletion and amortization	30,407	30,847	30,461
Selling, general and administrative	27,276	28,069	29,726
Exploration	1,078	1,072	1,602
Losses from impairment and disposal of long-lived assets	1,409	10,606	996
Unrealized (gain)/loss on derivative financial instruments	7,220	(1,408)	(1,764)

Total costs and expenses	711,283	683,749	726,300

Income (loss) from operations	(26,668)	(19,960)	11,182
Other income (expense):
Interest expense	(13,270)	(55,337)	(59,992)
Interest income	29	12,276	14,870
Loss on retirement/restructure of long-term debt	(550)	(7,439)	(159)
Other, net	(499)	(439)	(680)

	(14,290)	(50,939)	(45,961)

Loss before income tax expense and cumulative effect of change in accounting principle	(40,958)	(70,899)	(34,779)
Income tax expense	—	—	8,226

Loss before cumulative effect of change in accounting principle	(40,958)	(70,899)	(43,005)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,940)	—	(3,774)

Net loss	$(44,898)	$(70,899)	$(46,779)
Cumulative preferred stock dividends	(2,514)	—	—

Net loss allocable to common shares	$(47,412)	$(70,899)	$(46,779)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Comprehensive Losses and Shareholder's Deficit

(Dollars in thousands)

	Year Ended October 31,
	2003	2002	2001
Net loss	$(44,898)	$(70,899)	$(46,779)
Unrealized gain (loss) on derivative financial instruments:
Unrealized gain (loss) on derivative financial instruments during period	(1,854)	9	2,674
Less: reclassification adjustment for amounts included in net loss	—	(1)	(2,682)

Unrealized gain (loss) on derivative financial instruments, net	(1,854)	8	(8)
Unrealized gain (loss) on available-for-sale investments	242	(226)	(43)
Minimum pension liability	(12,871)	(10,253)	(12,057)

Comprehensive loss	(59,381)	(81,370)	(58,887)
Preferred stock dividends	(2,514)	—	—

Change in shareholder's deficit	(61,895)	(81,370)	(58,887)
Shareholder's deficit beginning of year	(147,171)	(65,801)	(6,914)

Shareholder's deficit, end of year	$(209,066)	$(147,171)	$(65,801)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended October 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(44,898)	$(70,899)	$(46,779)
Cumulative effect of change in accounting principle	3,940	—	4,254
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	30,407	30,847	30,461
Imputed interest and amortization of deferred financing costs	1,231	3,711	3,665
Unrealized (gain)/loss on derivative financial instruments	7,220	(1,408)	(1,764)
Losses from impairment and disposal of long-lived assets	1,409	10,606	996
Deferred income taxes	—	—	7,190
Accrued interest refinanced in debt restructuring	—	37,473	—
Loss on retirement/restructure of long term debt	550	7,439	159
Increase (decrease) resulting from changes in:
Trade accounts receivable	8,119	8,228	4,012
Inventories	7,666	4,058	11,322
Prepaid expenses and other current assets	(2,093)	(2,015)	22,892
Accounts payable	(484)	(3,161)	(1,701)
Accrued liabilities	20,496	(331)	3,595
Other noncurrent assets and liabilities, net	(14,021)	(3,837)	(1,038)

Net cash provided by operating activities	19,542	20,711	37,264
Cash flows from investing activities:
Special term deposit	—	125,000	—
Purchases of property, plant and equipment	(15,349)	(28,764)	(24,537)
Net proceeds from (expenses of) disposal of assets	54	(52)	4,999

Net cash provided by (cash used in) investing activities	(15,295)	96,184	(19,538)
Cash flows from financing activities:
Proceeds from (repayments on) revolving loans and short term borrowings, net	14,224	(13,473)	(8,832)
Proceeds from long-term debt	—	15,035	—
Payments on long-term debt	(8,145)	(129,207)	(10,551)
Issuance of preferred stock	—	20,000	—
Payment of financing costs	(550)	(8,495)	(375)

Net cash provided by (used in) financing activities	5,529	(116,140)	(19,758)

Net increase (decrease) in cash	9,776	755	(2,032)
Cash at beginning of period	7,018	6,263	8,295

Cash at end of period	$16,794	$7,018	$6,263

Supplemental disclosure of cash flow information—
Cash paid during the period for:
Interest, net of capitalized interest	$11,018	$20,200	$56,666

Income taxes	$—	$—	$457

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Consolidated Financial Statements
October 31, 2003, 2002 and 2001
(Dollars in thousands)

(1) Summary of Significant Accounting Policies

  Principles of Consolidation

        These consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its wholly owned subsidiaries (on a consolidated basis, the Company). All material intercompany balances and transactions have been eliminated.

  Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to the current year presentation.

  Nature of Business

        The principal domestic business of the Company is the exploration, development, mining and processing of non-ferrous metals, primarily lead, and recycling of lead-acid batteries and other lead-bearing materials. Doe Run has mines in southern Missouri, primary smelters in Herculaneum and Glover, Missouri, and a recycling facility in Boss, Missouri. Fabricated Products, Inc. (FPI), a subsidiary, fabricates lead products used in radiation, X-ray shielding and nuclear shielding; and is a leader in the production of shaped anodes and anode sheets for those applications. In Peru, Doe Run Peru S.R.L (Doe Run Peru) is engaged in the mining, smelting and refining of polymetallic concentrates, producing mainly copper, lead, zinc, silver and gold which are sold as refined metals primarily to customers located outside of Peru. Doe Run's issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco).

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the U.S. Dollar. Accordingly, foreign currency transaction gains and losses are included in determining net income (loss).

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

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. In accordance with Statement of Financial Accounting Standards Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (Statement No. 144) long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

        Major additions and improvements to property, plant and equipment are capitalized, at cost, when they significantly increase the productive capacity or the life of the asset. Repair and maintenance expenditures which are routine, unanticipated, or for which the timing cannot be estimated, and which do not extend the useful life or increase the productive capacity of the asset, are charged to operations as incurred. Major expenditures required to maintain the originally anticipated productive capacity and life of the asset (such as furnace rebuilds), for which both the amount and timing can be reasonably estimated, are accrued and charged to operations over the period through the next anticipated maintenance date.

        Costs to treat environmental contamination are capitalized when they extend the life, increase the capacity, or improve the safety or efficiency of the property; when they mitigate or prevent future environmental contamination or when they are incurred in preparing property for sale.

        Mineral interests are amortized using the units of production method.

        Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings and improvements	3 to 20 years
Machinery and equipment	2 to 15 years

        Facilities at which operations have temporarily ceased may be placed on a standby care and maintenance basis. The Company continues to depreciate the related assets during the standby period.

  Exploration and Development Costs

        Exploration costs and development costs incurred to maintain production at operating mines are charged to operations as incurred. Development expenditures for mining properties that are considered to be commercially feasible, but are not yet producing, and major development expenditures at operating mines that are expected to benefit future production are capitalized and amortized using the units of production method over the estimated proven ore reserves to be benefited.

  Reclamation and Mine Closure Costs

        The Company's mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation.

        As of November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

        Prior to the adoption of Statement No. 143 the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The cumulative effect related to the adoption of Statement No. 143 was a loss of $3,940, a net decrease to plant, property and equipment of $2,088, and an increase of $1,852 to the liability for asset retirement obligations.

  Commitments and Contingencies

        The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, the Company's experience in remediation, the Company's status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of costs from other parties are recorded as assets when their receipt is deemed probable, as is consistent with the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

  Revenue Recognition

        Sales are recorded as products are shipped to customers and title transfers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at time of shipment. Revenues are adjusted between month of shipment and month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices using applicable customer agreements.

  Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998, and amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, issued in June 2000 (collectively, Statement No. 133). Under Statement No. 133, the Company carries all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (that is, gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair value or cash flows. If the hedged exposure is an exposure to changes in the fair value of a fixed commitment, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is an exposure to changes in forecasted cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

        The Company adopted Statement No. 133 as of November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of Statement No. 133 resulted in a net transition loss of $3,774, net of income tax benefit of $480, and a gain recorded in other comprehensive income of $70.

  Research and Development

        Research and development costs are expensed when incurred and are included in selling, general and administrative expenses on the statements of operations. Research and development costs are not significant.

  Income Taxes

        Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

        Deferred tax assets and liabilities are recognized in foreign jurisdictions for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of these assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(2) Financial Condition

        The Company has had recurring losses over several years, primarily the result of the declining treatment charges discussed below and low metal prices, a condition exacerbated by the Company's significant interest costs prior to the restructuring discussed in Note 3. Doe Run's liquidity has been affected by these factors, as well as Doe Run Peru's liquidity. As noted in Note 9, the Company failed to meet certain financial covenant requirements contained in its revolving credit agreements and a term note (the Term Note) during fiscal 2003, which defaults continued into fiscal 2004. As discussed in Notes 20 and 21, the Company has uncertainties related to environmental and litigation matters. These issues combined raise substantial doubt about the Company's ability to continue as a going concern.

        Doe Run Peru's results of operations and liquidity have been severely impacted by declining treatment charges that Doe Run Peru receives for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices for the past several years have also caused some of Doe Run Peru's current suppliers of concentrates to suffer financial distress, which has affected the availability of concentrate feed. During 2003, deliveries of lead and zinc concentrates to La Oroya from a major Peruvian supplier were below contracted amounts. While Doe Run Peru was able to replace a portion of this shortfall with concentrates from other suppliers, total concentrate receipts were less than expected and the resulting changes in concentrate mix and interruptions in delivery schedules adversely affected Doe Run Peru's metal production and results of operations. If one or more of Doe Run Peru's significant local suppliers were to cease delivery of concentrates, there could be no assurance La Oroya would be able to secure sufficient replacement feedstock at economically acceptable terms. If such shortages resulted in a significant interruption in feed supply, a material reduction in the production of metals from La Oroya or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        As discussed in Note 20 (see terms defined therein), Doe Run Peru is proceeding with efforts to identify alternative methods of achieving compliance with environmental requirements. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a request in 2004 to modify its existing requirements. There can be no assurance that the alternatives will be approved by the Peruvian government or that they will achieve compliance in the timeframe required. If the La Oroya smelter does not operate within the required limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        Doe Run Peru has implemented cost savings, including a reduction of approximately 10% of its workforce, acceleration of cash receipts, as well as other measures, to improve its liquidity. In addition, the retirement of Doe Run Peru's loan from a foreign bank, discussed in Note 9, reduced Doe Run Peru's interest payments by approximately $14,000 per year. These changes improved Doe Run Peru's cash flow and availability in 2003. The cash balance and net unused availability under Doe Run Peru's revolving credit facility were approximately $16,800 and $3,800 at October 31, 2003, respectively.

        Doe Run Peru's ability to pay fees to Doe Run is currently limited by Doe Run Peru's revolving credit facility to $2,800 through September 2004, unless Doe Run Peru meets an excess cash flow test.

As a result of Doe Run Peru's unfavorable results of operations and limited availability, only $1,394 was paid to Doe Run during 2003. In addition, beginning in 2003, Doe Run will not receive approximately $14,000 per year in interest income from a deposit that was surrendered to retire Doe Run Peru's loan from a foreign bank. The deposit, plus unpaid interest, was replaced in September 2002 by an intercompany note that does not bear interest during the term of Doe Run Peru's revolving credit facility. These factors along with five years of low metals prices have affected Doe Run's liquidity.

        Doe Run has implemented cost savings measures over the last several years to mitigate the impact of lower metal prices, including: reductions of production levels, changes in mine plans and the elimination of hourly and salaried positions. These efforts succeeded in reducing Doe Run's costs over the last several years. Management will continue to assess market and operating conditions to maximize its operating profit or limit losses, while allowing Doe Run to fulfill its environmental obligations. Metal prices began rising in the latter part of the fourth quarter of 2003. See discussion in Note 22 regarding recent changes in market conditions and primary smelting operations.

        Doe Run and Doe Run Peru were in the process of negotiating amendments to agreements governing the revolving credit facilities and the Term Note at October 31, 2003, and amendments to the revolving credit facilities were finalized subsequent to October 31, 2003. See Note 22 for discussion.

        Based on the factors discussed above, management expects that both Doe Run and Doe Run Peru will continue as going concerns through October 31, 2004.

(3) Debt Restructuring

        On October 29, 2002, Doe Run consummated a consensual restructuring of most of its previously outstanding notes by exchanging notes with a principal amount of $294,840, plus unpaid accrued interest of $37,473, for stock warrants (Warrants) exercisable for an aggregate of approximately 39% of the fully diluted common stock of Doe Run and new notes with a principal amount of $175,832 (the 11.75% Notes). In connection with the completion of the exchange offer, Doe Run borrowed $15,500 under the Term Note and received $20,000 from the sale of redeemable preferred stock to Renco, and used the proceeds from these transactions to pay down the balance on a revolving credit facility, pay certain fees related to the transaction and pay interest due and unpaid, plus penalties, on the outstanding notes that were not exchanged.

        The restructuring was accounted for in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (Statement No. 15). Under Statement No. 15, a debtor may not change the carrying amount of the payable at the time of restructuring unless the total future cash payments, including interest, specified by the new terms are less than the carrying amount of the payable at the time of restructuring. Under the terms of the 11.75% Notes, total expected payments, including all amounts contingently payable, will be greater than the carrying amount of the notes exchanged. In accordance with Statement No. 15 the 11.75% Notes are recorded on the balance sheet at a carrying amount equal to the carrying amount of the notes exchanged, including unpaid accrued interest, reduced by deferred issue costs related to the notes exchanged and the fair value of the warrants issued. Therefore, the related carrying amounts on balance sheet exceeded the outstanding face amount due on these obligations on the date of the restructuring as follows:

	Face Amount	Amount Recorded Under Statement No. 15
11.75% Notes at October 29, 2002	$175,832	$325,592

        The effect of this accounting treatment is that substantially less interest expense will be recognized related to the 11.75% Notes during their term, because the majority of the interest payments are reflected in the carrying amount of the 11.75% Notes. In addition, Statement No. 15 requires that all costs of restructuring be expensed when incurred. Because contingent amounts payable are assumed payable in the application of Statement No. 15, a gain may result in future periods if contingent amounts payable are not paid. See Note 9 for discussion of contingent amounts payable under various debt agreements.

        In conjunction with the restructuring, the Company recognized a loss of $550 and $7,439 in the years ended October 31, 2003 and 2002, respectively, representing the costs of restructuring.

(4) Related Party Transactions

        Doe Run has entered into a management consulting agreement with Renco. Under the agreement, Renco will provide Doe Run with management services for an annual fee. The agreement is automatically renewed every three years, unless either party gives six months prior notice, with the current term ending October 31, 2006. Fees expensed under this agreement were $2,400 in each of the years ended October 31, 2003, 2002, and 2001. Fees outstanding and unpaid were $6,400 and $4,000 at

October 31, 2003 and 2002, respectively. The indenture for the 11.75% Notes limits the payment of fees to $1,200 per year unless defined earnings before interest, taxes, depreciation and amortization for the Company, less that for Doe Run Peru exceeds $35,000, in which case an additional $1,200 is allowed.

        On October 29, 2002 Doe Run issued 2,000 shares of Series A Redeemable Preferred Stock to Renco for $20,000. See Note 11.

        On October 29, 2002, Renco signed a Junior Participation Agreement with the lender of Doe Run's revolving credit facility (Doe Run Revolving Credit Facility) to provide credit support for supplemental loans to Doe Run. The agreement requires Renco to participate with the lenders in supplemental loans in an amount up to $15,000 when availability is less than $2,500 for five consecutive days and the Doe Run Revolving Credit Facility lenders have received cash from Renco in the amount of the supplemental loans. As of October 31, 2003 and October 31, 2002 no supplemental loans had been made.

        On October 29, 2002, Doe Run and Renco signed a tax sharing agreement, see discussion in Note 14.

        At times, to obtain the advantages of volume, Renco purchased certain insurance policies for a number of its subsidiaries, including the Company. The actual cost of such policies, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2003, 2002 and 2001, the Company made payments to Renco of approximately $23, $299 and $1,822, respectively, under the Renco insurance program.

        During 2003, Renco purchased the Term Note. See further discussion in Note 9.

(5) Inventories

        Inventories consist of the following:

	October 31,
	2003	2002
Finished metals and concentrates	$12,466	$14,660
Metals and concentrates in process	56,399	59,814
Materials, supplies and repair parts	26,815	28,872

	$95,680	$103,346

        Materials, supplies and repair parts are stated net of reserves for obsolescence of $5,220 and $5,157 at October 31, 2003 and 2002, respectively.

        The FIFO cost of inventories valued under the LIFO cost method were approximately $77,534 and $71,326 at October 31, 2003 and 2002, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $8,830 higher at October 31, 2003 and $4,989 lower at October 31, 2002.

        As a result of reducing certain inventory quantities valued on the LIFO basis, inventory costs prevailing in previous years were charged to cost of sales in 2003, 2002 and 2001. The Company calculates the effect of LIFO liquidations on results of operations based on the current cost method. The effects of these liquidations on the results of operations in the years ended October 31, 2003, 2002 and 2001 were not significant.

(6) Property, Plant and Equipment, Net

        Property, plant and equipment, net consists of the following:

	October 31,
	2003	2002
Land	$12,516	$12,421
Buildings and improvements	86,689	75,460
Machinery and equipment	287,241	282,856
Mineral interests	31,313	31,313
Construction in progress	27,183	33,872

	444,942	435,922
Less accumulated depreciation and depletion	214,575	186,255

Property, plant and equipment, net	$230,367	$249,667

        Depreciation and depletion expense are as follows:

	Year Ended October 31,
	2003	2002	2001
Depreciation	$28,285	$28,739	$28,350
Depletion	$2,122	$2,102	$2,055

        The net book value of the Company's mineral interests was $12,456 and $14,577 at October 31, 2003 and 2002, respectively.

        The implementation of Statement No. 143 resulted in a decrease to the cost of plant, property and equipment of $3,137, and a decrease to accumulated depreciation of $1,049 as of November 1, 2002. Changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional decrease to plant, property and equipment of $691 as of October 31, 2003. See additional disclosures related to Statement No. 143 in Note 20.

        Losses from impairment or retirement of long-lived assets for the year ended October 31, 2003 includes an impairment loss of $1,255 relating to residential properties purchased under a residential property purchase plan in the town of Herculaneum, where one of the Company's primary smelters is located, for which approval to rent is pending from regulatory agencies. See further discussion of the residential property purchase plan in Note 20. Losses from impairment or retirement of long-lived assets for the year ended October 31, 2002 includes an impairment loss of $7,849 related to the Cobriza backfill plant project. This project represents an engineering plant that was designed to enable the Company to put tailings produced from the mining process back into the mine. In fiscal year 2002, due to the lack of success in identification of new ore reserves at its Cobriza mine, the decrease in exploration activities as a result of the Company's financial condition, the outlook for continued low copper prices and higher costs than were originally anticipated to complete the project, the Company made the decision to cease its construction on the project, determining that the asset will most likely never be completed. The impairment loss represents the total cost of the asset of $8,450, less estimated salvage value of $601. Also in fiscal 2002, the Company also recognized a loss of $784 related to a blast furnace that it dismantled in fiscal 2003 at one of its primary division smelters and a loss of $1,801 was recognized related to the residential property purchase plan.

        Rental expense applicable to minimum rentals under operating leases was $7,725, $8,766, and $9,206 for the years ended October 31, 2003, 2002, and 2001, respectively. Contingent rental payments, based primarily on equipment usage, were $666, $353, and $520 for the years ended October 31, 2003, 2002, and 2001, respectively.

        The Company's operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:

Fiscal year ending October 31:
2004	$4,647
2005	3,147
2006	2,082
2007	1,741
2008	1,278
Thereafter	8,313

$21,208

(7) Valuation and Qualifying Accounts

	Year ended October 31,
	2003	2002	2001
Allowance for doubtful accounts
Balance at beginning of year	$1,160	$684	$143
Amounts charged to costs and expenses	458	586	541
Deductions—write-offs against allowance	(139)	(110)	—

Balance at end of year	$1,479	$1,160	$684

Allowance for inventory obsolescence
Balance at beginning of year	$5,157	$5,896	$4,472
Amounts charged to costs and expenses	905	(89)	1,724
Deductions—write-offs against allowance	(841)	(650)	(300)

Balance at end of year	$5,221	$5,157	$5,896

Accrual for major maintenance:
Balance at beginning of year	$3,061	$3,559	$5,864
Amounts charged to costs and expenses	477	245	(2,249)
Deductions—write-offs against allowance	(1,383)	(743)	(56)

Balance at end of year	$2,155	$3,061	$3,559

(8) Accrued Liabilities

        Accrued liabilities consist of the following:

	October 31,
	2003	2002
Payroll, related taxes and employee benefits	$21,877	$19,302
Accrued pension benefit liability (see Note 15)	15,232	20
Fair value of derivatives	11,004	1,372
Reclamation and environmental (see Note 20)	5,321	5,386
Other	31,049	28,988

	$84,483	$55,068

(9) Debt

        Long-term debt consists of the following:

	October 31,
	2003	2002
Revolving credit facilities	$59,126	$44,902
11.75% secured notes due November 1, 2008 (face amount of $195,803 and $175,832 at October 31, 2003 and 2002, respectively)	324,958	325,612
11.25% unsecured senior notes due March 15, 2005	5,750	5,750
Floating interest rate unsecured senior notes due March 15, 2003, effective rate of 8.12% at October 31, 2002	—	2,660
11.25% secured senior notes due March 15, 2005, less unamortized discount of $40 and $67 at October 31, 2003 and 2002, respectively	1,710	1,683
Term note, due October 29, 2005	15,500	15,500
Note payable, no stated interest rate, monthly payments of $9 through July 2004	93	142
Sale and leaseback and capital lease obligations	1,559	5,969

	408,696	402,218
Less current maturities	78,117	16,342

Long-term debt, less current maturities	$330,579	$385,876

        The Company has available two revolving credit facilities. The first facility (the Doe Run Revolving Credit Facility) allows Doe Run and certain U.S. subsidiaries to borrow up to $75,000 and expires October 29, 2005. The availability of loans under the Doe Run Revolving Credit Facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum for an effective rate of 5.00% at October 31, 2003, and requires an unused line fee equal to .25% on the amount by which the maximum credit of $75,000 exceeds the average daily balance of outstanding loans and letters of credit. All cash received by Doe Run's domestic operations is transferred by wire daily to the financial institutions to pay down the outstanding loan balance, if any. Revolving loans outstanding under this facility were $23,126 and $8,202 at October 31, 2003 and 2002, respectively. Actual availability was $14,373 at October 31, 2003. Because the agreement requires a lockbox for cash receipts and contains a subjective acceleration clause, loans under this agreement are classified as current in the balance sheet.

        Effective March 27, 2003, Doe Run entered into an amendment to the loan agreement governing the Doe Run Revolving Credit Facility which reduced the consolidated net worth measurement that the Company is required to maintain and waived certain events of default. Pursuant to the amendment the lenders waived events of default at that time resulting from the failure of Doe Run to maintain financial covenants and waived the event of default resulting from the failure of Doe Run to deliver timely financial reports.

        The second facility (the Doe Run Peru Revolving Credit Facility) allows Doe Run Peru to borrow up to $40,000 and expires September 23, 2005. The Doe Run Peru Revolving Credit Facility provides for working capital loans up to $40,000, with a limit on letters of credit of $5,000, but the total commitments may not exceed the maximum line of $40,000. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. The effective rate was 4.89% at October 31, 2003. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the Doe Run Peru Revolving Credit Facility is limited to a percentage of Doe Run Peru's eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under this facility were $36,000 and $36,700 at October 31, 2003 and 2002, respectively. Actual availability was $3,830 at October 31, 2003.

        The 11.25% unsecured senior notes (the Unsecured Notes) and 11.25% senior secured notes (the Secured Notes) are guaranteed by certain subsidiaries of the Company. Interest on the Secured and Unsecured notes is payable semi-annually in arrears on March 15 and September 15.

        In accordance with Statement No. 15 the Company has recorded the 11.75% Notes on its balance sheet at a carrying amount equal to the carrying amount of the notes exchanged, including unpaid accrued interest, reduced by deferred issue costs related to the notes exchanged and the fair value of the warrants issued. The face amount of the 11.75% Notes, plus accrued interest since issuance, was $196,986 at October 31, 2003. Interest on the 11.75% Notes is paid semi-annually in arrears on April 15 and October 15, except that on each payment date occurring on or prior to October 15, 2005, Doe Run, at its option, may pay interest by either a) a cash payment of accrued interest at an annual rate of 3% and issuance of additional notes with a principal amount equal to interest accrued since the last payment date at a rate of 11.5% or b) a cash payment of accrued interest at an annual rate of 8.5%. During 2003, interest was paid at the 3% rate, and additional notes totaling $19,971 were issued. Doe Run may redeem the notes prior to maturity at a premium dependent on the date of redemption. Renco has the right, at any time, to purchase all or part of the then outstanding notes at a price equal to the price (including accrued interest) that Doe Run would have to pay to redeem such notes at that time. The 11.75% Notes are guaranteed by certain subsidiaries of Doe Run.

        The Term Note was incurred in connection with the restructuring discussed in Note 3, pursuant to a credit facility (Senior Credit Facility). The Senior Credit Facility allows for loans and letters of credit up to $35,500, as agreed to by Doe Run and the lender. Interest is paid monthly at the rate of 11.25% per annum, plus contingent interest based on the date of repayment of the loan as follows: $1,500 if paid between October 30, 2003 and October 29, 2004, inclusive or $3,000 if paid on any date thereafter. The contingent interest is due on the earlier of the repayment date of the loan or April 29, 2005. Interest is accrued ratably over the life of the Term Note assuming the maximum amount of contingent interest will be paid. In addition, an annual anniversary fee of $75 is payable on each anniversary prior to the maturity date and at maturity. The loan matures on October 29, 2005, but requires prepayments based on an annual cash flow measurement after the annual financial statements are provided to the lender. No prepayment is required from the measurement for the year ended October 31, 2003. Effective March 21, 2003 Renco and the Term Note lenders entered into an Assignment and Acceptance Agreement whereby Renco purchased all of the rights of the agent and lenders under the Term Note. Accordingly, Renco became the agent and lender under the Term Note with the identical rights to payment of interest, principal and fees and to the same collateral, as had the previous lenders. On March 27, 2003 Renco, in its capacity as agent and lender under the Term Note, waived existing and impending defaults, including, among other things, Doe Run's failure to provide the lender with certain reports and Doe Run's failure to comply with financial covenants.

        The Company's sale and leaseback transactions have been accounted for as financing arrangements. The weighted average rate applicable to these transactions and capital leases is 11.86%.

        In 2002, Doe Run tendered a deposit made in 1998 (the Special Term Deposit) in payment of a loan made to Doe Run Peru by a foreign bank, and, in return, Doe Run Peru delivered an intercompany note to Doe Run in an equivalent amount, plus accrued and unpaid interest, for an aggregate balance of $139,063. This intercompany note will not bear interest during the term of the Doe Run Peru Revolving Credit Facility. Obligations under the intercompany note are subordinate to Doe Run Peru's obligations under its revolving credit facility.

        The aggregate estimated amounts of long-term debt maturing after October 31, 2003 are as follows:

Fiscal year ending October 31:
2004	$78,117
2005	9,856
2006	24,518
2007	24,851
2008	25,188
Thereafter	246,166

$408,696

        Substantially all of the Company's U.S. assets and the accounts receivable and inventory of Doe Run Peru are pledged as collateral to secure the Company's debt obligations. The Company's revolving credit facility for its U.S. operations is secured by substantially all of the accounts receivable and inventory relating to the Company's U.S. operations. Doe Run Peru's revolving credit facility is secured by the accounts receivable and inventory of Doe Run Peru. The lender of the Term Note has a second priority security interest in the accounts receivable and inventory pledged under the Company's revolving credit facility for its U.S. operations and a first priority security interest in the remainder of the Company's assets of its U.S. operations, except for the assets that secure the Secured Notes. The 11.75% Notes have a second priority interest in substantially all of the assets related to U.S. operations, except for accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility.

        The Company's various debt agreements contain certain requirements with respect to net worth, working capital, earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings. The Doe Run Peru Revolving Credit Facility limits Doe Run Peru's ability to make distributions to Doe Run. See Note 22 for revised limits on distributions to Doe Run in the discussion of an amendment to this agreement.

        Subsequent to the waivers and amendments discussed above, certain financial and reporting covenant requirements contained in the revolving credit agreements and the Term Note were not met and the defaults continued at October 31, 2003. The Company is in the process of negotiating amendments to these agreements, and while management believes it will be successful in doing so, there can be no assurance that the Company will obtain waivers and amendments that will cure existing defaults. See discussion in Note 22 regarding an amendment of the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility. As a result of these defaults, the related loan balances under the Doe Run Peru Revolving Credit Facility and the Term Note are reflected in current maturities of long-term debt at October 31, 2003. As discussed above, the Doe Run Revolving Credit Facility is classified as current in all periods presented.

(10) Redeemable Preferred Stock (per share data not in thousands)

        The outstanding 2,000 shares of Series A Redeemable Preferred Stock (Redeemable Preferred Stock) were issued to Renco for $20,000 in conjunction with the restructuring described in Note 3. The Redeemable Preferred Stock is redeemable only by the holder of the shares after May 1, 2009. The shares have a par value of $1,000 per share and a liquidation and redemption value of $10,000 per share plus accrued and unpaid dividends of $2,514 at October 31, 2003. Dividends of 12.5% of the liquidation value per share per annum accrue and are payable only in kind as long as obligations under the Senior Credit Facility or Warrants remain outstanding. Because the Company has an accumulated deficit, dividends have been recorded as a reduction to additional paid-in capital.

        The Redeemable Preferred Stock's dividend rights and liquidation preference rank prior and in preference to the Company's common stock. The holder of the Redeemable Preferred Stock has voting rights with respect to matters of mergers, issuance of debt or equity securities, stock transactions, and reorganization.

(11) Warrants

        In conjunction with the restructuring described in Note 3, Warrants were issued to holders of the 11.75% Notes. The Warrants entitle warrant-holders to purchase 644.7813 shares of common stock,

representing approximately 39% of the common stock outstanding on a diluted basis, at the initial exercise price of $5,997 per share beginning November 1, 2008 until October 29, 2012. The Warrants may be converted into common stock whereby the holders will be entitled to receive a number of shares whose fair value is equal to the fair value of the shares the holder would receive in exercise less the exercise value of the those shares. The Warrants may not be exercised or converted unless a majority of Warrant holders vote in favor of such, and then all Warrants must be exercised or converted.

        The Warrants are also subject to a call and a put feature. Either Doe Run or Renco may, at any time, call all (but not less than all) of the Warrants and any outstanding shares of stock issued upon exercise thereof at a price equal to the greater of $10 million or the appraised fair market value of the Warrants, provided that in the event that this call option is exercised by Doe Run during the first forty eight months after the Warrants are issued, Doe Run will be required to, at the same time, redeem the 11.75% Notes at the applicable redemption prices. Doe Run will not be able to call the Warrants without the prior or concurrent repayment in full of the Senior Credit Facility. Holders of the Warrants may, at any time beginning October 29, 2005, require Doe Run to repurchase all (but not less than all) of the Warrants at a price equal to the appraised fair market value of the Warrants. If this option is exercised by the Warrant Holders, Doe Run may, under certain circumstances, defer the payment of the purchase price to the Holders of the Warrants. Such a deferral of the purchase price would require interest to accrue on any unpaid amounts and, upon the third anniversary of the exercise of the put option with such purchase price still unpaid, the holders of the Warrants will have the right to cause the Doe Run's stockholders to elect a special director to serve on Doe Run's board of directors for the remainder of the period such purchase price remains unpaid.

        The fair value of the Warrants of $639 at October 31, 2003 and October 31, 2002 was reflected in other noncurrent liabilities. This amount reduced the carrying amount of the notes exchanged in the restructuring. Changes in the fair market value of the Warrants will be recorded in the Company's results of operations.

(12) Accumulated Other Comprehensive Losses

        Accumulated other comprehensive losses consist of the following:

	October 31,
	2003	2002
Minimum pension liability (see Note 15)	$36,386	$23,515
Unrealized loss on available-for-sale investments	27	269
Unrealized loss on derivative financial instruments (see Note 19)	1,854	—

Accumulated other comprehensive losses	$38,267	$23,784

(13) Fair Value of Financial Instruments

        At October 31, 2003 and 2002, the fair values of the Company's financial instruments, except for long-term debt, were not materially different from their carrying amounts. The fair value of the Company's long-term debt was approximately $256,662 and $248,433 at October 31, 2003 and 2002, respectively. The fair values of the Company's long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes.

(14) Income Taxes

        Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

        Doe Run is subject to a tax sharing agreement with Renco, effective October 29, 2002, as amended. Pursuant to the agreement, Doe Run is required to make quarterly payments based on a pro forma federal and state income tax liability, assuming that the Company is not and never was a subsidiary of Renco (subject to certain limitations), and amounts reasonably determined by Renco to cover tax liabilities of current or prior years not reflected in the Company's pro forma tax calculations. The pro forma income tax liabilities will assume that Doe Run became a C corporation under the Internal Revenue Code of 1986 (the Code) on the day after the restructuring discussed in Note 3, and will include no income attributable to any cancellation of indebtedness prior to the restructuring or any effect of such cancellation on the basis of the assets of the Company.

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

        As a result of the Company's status as a QSSS, the Company was not subject to federal income taxation for the years ended October 31, 2003, 2002 and 2001, and recognized no state or federal income tax expense during that period. For 2001, foreign income tax expense totaled $8,226, of which $555 was current tax expense and $7,671 was deferred tax expense. There was no foreign income tax expense for the years ended October 31, 2003 and 2002, due to tax losses and an increase in the valuation allowance against deferred tax assets, as discussed below.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2003	2002
Deferred tax assets:
Inventories	$3,051	$1,075
Property, plant and equipment	6,206	13,655
Accrued liabilities	2,207	1,877
Tax loss carryforwards	33,652	29,277
Other noncurrent assets and liabilities	1,454	3,362

	46,570	49,246
Less valuation allowance	(40,007)	(34,534)

Total deferred tax assets	6,563	14,712

Deferred tax liabilities:
Property, plant and equipment	(6,563)	(14,712)

Total deferred tax liabilities	(6,563)	(14,712)

Net deferred tax assets	$—	$—

        The deferred tax balances as of October 31, 2003 and 2002 relate solely to the Company's Peruvian subsidiaries. The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

        Net operating loss carryforwards in Peru are available for use for four years beginning with the first year the Company has taxable income against which it can take a credit.

        Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets such that a valuation allowance is required. The valuation allowance increased $5,473, $4,375, and $4,256 in the years ended October 31, 2003, 2002, and 2001 respectively.

        See Note 22 for discussion of a tax assessment received by Doe Run Peru subsequent to October 31, 2003.

(15) Employee Benefits

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

        Net periodic pension expense is comprised of the following:

	Year ended October 31,
	2003	2002	2001
Service cost	$1,952	$1,889	$1,938
Interest cost on projected benefit obligation	5,742	5,534	5,180
Expected return on assets	(4,344)	(4,788)	(6,026)
Net amortization and deferral of unrecognized net losses	1,605	919	93
Special termination benefits	—	—	1,570

Net periodic pension expense	$4,955	$3,554	$2,755

        The special termination benefits relate to an early retirement incentive that was offered to certain eligible employees retiring between November 1, 2001 and January 1, 2002. The early retirement incentive provided an enhanced retirement benefit based on years of benefit service and age compared to the benefits normally provided by the plan.

        The following assumptions were used in the determination of net periodic pension expense:

	Year ended October 31,
	2003	2002	2001
Discount rates	6.25%	7.00%	7.10%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	9.00%	9.00%	9.00%

        The following table sets forth the funded status of the Company's defined benefit plan:

	October 31,
	2003	2002
Change in benefit obligation:
Beginning of year	$81,818	$76,817
Service cost	1,952	1,889
Interest cost	5,742	5,534
Actuarial (gains)/losses	18,231	2,598
Benefits paid	(5,445)	(5,020)

End of year(a)	$102,298	$81,818

(a)
Includes accumulated benefit obligation related to the SERP plan of $3,953 and $2,512, respectively

Change in plan assets:
Beginning of year at fair value	$50,240	$55,062
Actual return on plan assets	7,264	(2,861)
Employer contributions	2,790	3,059
Benefits paid	(5,445)	(5,020)

End of year at fair value	$54,849	$50,240

Reconciliation of funded status:
Plan assets (projected benefit obligation) in excess of projected benefit obligation (plan assets)	$(47,449)	$(31,578)
Unamortized net transition asset	467	507
Unrecognized actuarial (gains) losses	42,750	29,037
Unrecognized prior service cost	84	51

Net amount recognized	$(4,148)	$(1,983)

Amounts recognized in the balance sheet:
Prepaid benefit cost—noncurrent	$—	$358
Intangible asset	1,024	1,110
Accrued benefit liability — current	(15,232)	(20)
Accrued benefit liability—noncurrent	(26,326)	(26,946)
Accumulated other comprehensive income	36,386	23,515

Net liability at end of year	$(4,148)	$(1,983)

        The Company is a member of a controlled group with other Renco-owned companies. Accordingly the Company is jointly and severally liable with all other members of the controlled group under Title IV of the Employee Retirement Income Security Act (ERISA) for obligations of other members of the controlled group that could include certain pension funding and excise taxes in the event that any member of the controlled group does not satisfy certain of its pension obligations arising pursuant to ERISA.

        In such an event, statutory liens would arise in favor of the Pension Benefit Guaranty Corporation (the PBGC) upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval to terminate the plan (a PBGC Termination) and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC Termination occurs, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements could have a materially adverse effect on the Company's financial condition and liquidity.

Postretirement Benefit Plans

        The Company sponsors three postretirement medical plans for its U.S. employees. Two of these plans are self-insured plans. The plans generally cover medical expenses subject to deductibles, copayments and limits on specified coverage. For persons retired on or before January 1, 1992, the retiree's contribution to the cost of these plans varies primarily based upon the date of retirement and the respective plan. The Company's contribution to the cost of coverage of employees retiring after that date decreased gradually, until 1997, when retirees began to pay 100% of the cost of coverage. The Company maintains stop-loss insurance for claims exceeding $175 per person under the age of 65 in any calendar year for those plans that are self-insured.

        Net periodic postretirement benefit cost includes the following components:

	Year ended October 31,
	2003	2002	2001
Service cost	$48	$72	$58
Interest cost	619	703	677
Amortization of gains	(164)	(144)	(150)
Amortization of unrecognized prior service cost	19	19	—
Special termination benefits	—	—	982

Net periodic postretirement benefit cost	$522	$650	$1,567

        The postretirement benefit plans are unfunded. The following illustrates the Company's postretirement benefit obligation:

	October 31,
	2003	2002
Change in benefit obligation:
Beginning of year	$9,822	$10,723
Service cost	48	72
Interest cost	619	703
Actuarial (gains)/losses	155	(238)
Benefits paid	(1,095)	(1,438)

End of year	$9,549	$9,822

Reconciliation of funded status:
Projected benefit obligation in excess of plan assets	$(9,549)	$(9,822)
Unrecognized prior service cost	175	194
Unrecognized actuarial gains	(3,188)	(3,409)

Accrued postretirement benefit cost	$(12,562)	$(13,037)

Current portion	$(953)	$(953)
Noncurrent portion	$(11,609)	$(12,084)

        The weighted average annual assumed rate of increase in the per capita cost of covered benefits (that is, health care cost trend rate) for the medical plans was 6.25% for fiscal 2003, with a decrease to 5% over 5 years, remaining level thereafter. A one percentage point increase/(decrease) in each year would increase/(decrease) the accumulated postretirement benefit obligation and the net periodic postretirement benefit cost by $578/$(516) and $36/$(32), respectively.

        The special termination benefits during the year ended October 31, 2001 related to the early retirement incentive discussed above with respect to the defined benefit plan. Most of the employees who accepted the incentive received healthcare coverage benefits for up to seven years at a cost that would not normally be available to retirees, a portion of which will be covered by the Company.

  Defined Contribution Plans and Profit Sharing Program

        The Company sponsors a 401(k) plan that covers substantially all U.S. employees. Participants can contribute up to 50% of compensation on a before-tax basis subject to certain restrictions. The Company's mandatory match under the plan is 25% of the first 6% of a participant's before-tax contribution. The Company may make additional contributions at management's discretion. For the fiscal year ended October 31, 2001, the Company increased the match to 40% of the first 6% of a participant's before-tax contribution. The Company's expense representing its matching contribution was $535, $545, and $1,101 for the years ended October 31, 2003, 2002 and 2001, respectively. Plan assets consist primarily of investments in common stock and debt securities.

        The Company has a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income before income tax expense, plus any extraordinary items, excluding the related tax effect. At management's discretion, a portion of the distribution may be made in the form of a contribution to the 401(k) plan. The remainder is paid in cash to employees. The Company had no expense under this program for the years ended October 31, 2003, 2002 and 2001 as a result of losses before income tax expense in the U.S.

  Foreign Plans

        Doe Run Peru is required to make monthly deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $3,974, $3,456 and $2,946 for the years ended October 31, 2003, 2002 and 2001, respectively.

        In accordance with government regulations in Peru, employees are entitled to receive 8% of Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments for the years ended October 31, 2003, 2002 and 2001, due to tax losses in those years.

(16) Business and Credit Concentrations

        Metal prices fluctuate and are affected by numerous factors beyond the Company's control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors makes it impossible for the Company to predict metal prices. Fluctuations in metal prices can have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

        For the years ended October 31, 2003, 2002 and 2001, approximately 64%, 64% and 67% respectively, of the Company's U.S. operations' revenues from unaffiliated customers were from U.S. battery manufacturers (primarily automotive) or their suppliers. At October 31, 2003 and 2002, the accounts receivable balances related to these U.S. battery manufacturers were $28,735 and $27,666, respectively.

        No single customer accounted for greater than 10% of consolidated revenues for the years ended October 31, 2003, 2002 and 2001.

(17) Segment Information

        The Company's operating segments are separately managed business units that are distinguished by products, location and production process. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The secondary lead segment, located in Missouri, recycles lead-bearing materials, primarily spent batteries. The fabricated products segment produces value-added lead products. Doe Run Peru produces an extensive product mix of non-ferrous and precious metals.

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

  Operating Segments—Revenues

	Year Ended October 31,
	2003	2002	2001
Revenues from external customers:
Peruvian operations	$435,506	$418,286	$434,336
Primary lead	164,324	160,434	194,934
Secondary lead	67,453	67,288	78,121
Fabricated products	14,866	17,877	25,271

Total	682,149	663,885	732,662

Revenues from other operating segments: (1)
Peruvian operations	707	—	—
Primary lead	1,035	1,995	3,386
Secondary lead	655	565	541

Total	2,397	2,560	3,927

Total reportable segments	684,546	666,445	736,589
Other revenues (2)	2,466	(96)	4,820
Intersegment eliminations	(2,397)	(2,560)	(3,927)

Total revenues	$684,615	$663,789	$737,482

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments at market terms.

(2)
Other revenues consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts.

  Revenues by Country (3)

	Year Ended October 31,
	2003	2002	2001
United States	$397,776	$363,900	$418,915
Peru	38,888	43,159	46,892
Japan	57,034	26,958	55,848
Brazil	56,994	61,765	67,052
Switzerland	25,188	27,728	22,454
United Kingdom	6,793	63,494	54,039
Other	101,942	76,785	72,282

Total revenues	$684,615	$663,789	$737,482

(3)
Revenues are attributed to countries based on destination of shipments.

  Operating Segments—Adjusted EBITDA (Earnings before interest, taxes and depletion, depreciation and amortization)

	Year Ended October 31,
	2003	2002	2001
Peruvian operations	$3,798	$21,042	$37,317
Primary lead	12,281	6,222	(288)
Secondary lead	12,413	15,888	16,154
Fabricated products	731	1,604	2,618

Total reportable segments	29,223	44,756	55,801
Other revenues and expenses (4)	(226)	(7,896)	1,259
Corporate selling, general and administrative expenses	(15,584)	(17,218)	(16,854)
Intersegment eliminations	(14)	4	(11)

Consolidated adjusted EBITDA	13,399	19,646	40,195
Depreciation, depletion and amortization	(30,407)	(30,847)	(30,461)
Interest income	29	12,276	14,870
Interest expense	(13,270)	(55,337)	(59,992)
Unrealized gain (loss) on derivatives	(7,220)	1,408	1,764
Losses from impairment and disposal of long-lived assets	(1,409)	(10,606)	(996)
Asset retirement obligation accretion expense	(1,530)	—	—
Loss on retirement/restructure of long-term debt	(550)	(7,439)	(159)

Loss before income taxes and cumulative effect of change in accounting principle	$(40,958)	$(70,899)	$(34,779)

(4)
Other revenues and expenses include primarily realized gains (losses) on derivative contracts, exploration expenses, expenses relating to historical mining operations and adjustments necessary to state inventories at LIFO cost.

  Operating Segments—Total Assets

	October 31,
	2003	2002
Peruvian operations	$230,148	$242,208
Primary lead	101,379	116,363
Secondary lead	27,573	29,969
Fabricated products	5,959	9,245

Total reportable segments	365,059	397,785
Unallocated corporate assets (5)	198,972	205,093
Intersegment eliminations	(137,504)	(152,682)

Total assets	$426,527	$450,196

(5)
Unallocated corporate assets consist primarily of cash, primary lead and secondary lead segments' accounts receivable, investments and receivables from subsidiaries, pension assets, and deferred financing costs.

(18) Commitments and Contingencies

  Tolling

        The Company has entered into tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expire in September 2004 and December 2005. The agreements cover approximately 25% (unaudited) of the Company's anticipated combined primary and secondary lead metal production for the 2004 fiscal year.

  Sales Commitments

        The Company has commitments to sell approximately 65% (unaudited) of its anticipated 2004 lead metal production and 85% (unaudited), 100% (unaudited) and 100% (unaudited) of its lead, zinc, and copper concentrates, respectively. Metal sales agreements are usually less than one year; concentrate sales agreements are typically evergreen with a one-year cancellation. Metal sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium. Concentrate sales terms are based on average quoted exchange prices less a treatment charge. Treatment charges are usually based on a world bench-mark.

  Letters of Credit

        At October 31, 2003, the Company had outstanding irrevocable standby letters of credit totaling $6,108 in connection with the Company's insurance and bonding activities. The Company also had outstanding customs bonds of $102 relating to raw materials and other purchases.

  Employment Agreements

        The Company has employment agreements with a number of its senior executives through October 31, 2005, with automatic renewal annually thereafter unless written notice is given at least three months prior to the expiration date.

(19) Hedging and Derivative Financial Instruments

        A significant portion of the Company's sales contracts are priced based on an average London Metal Exchange (LME) or other exchange price for the respective metal plus a negotiated premium. As such, the prices of the Company's products fluctuate due to factors in the market that are beyond the Company's control. These price changes expose the Company to variability in its cash receipts. The purpose of the Company's price risk management program is to limit the Company's risk to acceptable levels, while enhancing revenue through the receipt of option premiums.

        The Company's price risk management program uses various derivative instruments in its attempt to mitigate commodity price risks. The Company may use purchased futures contracts as a fair value hedge of the change in fair value of inventory related to firm sales commitments with customers or as a cash flow hedge to lock in the price of lead purchases for its fabricated products subsidiary. In fair value hedges, the futures contracts are established at terms (quantities, prices and timing) that mirror those of the firm commitments. The Company uses sold futures contracts as a cash flow hedge to lock in the price of a portion of forecasted lead metal sales and to lock in the price of by-product sales whose prices are based on an average for a period after they are shipped.

        The Company writes call options that, if exercised, will create sold futures contracts that are economic hedges of forecasted lead metal sales. The options generate premiums that enhance revenues. Because these instruments do not meet the requirements for hedge accounting, the changes in fair value of these instruments are recorded in results of operations as unrealized (gain) loss on derivative financial instruments.

        For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness by comparing the changes in fair value or cash flows relating to the hedged transaction with all changes in the fair values or cash flows of the related derivative contract. Because the futures contracts fluctuate by the same amount as the hedged transaction (the change in the LME price), the hedges are considered effective.

        The fair value of the Company's derivative financial instruments reflected in the Company's balance sheets as of October 31, 2003 and 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were cancelled on the balance sheet date.

        The Company's open derivative financial instruments at October 31, 2003 were:

  Sold (Purchased) Futures Contracts (tons and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Lead	6,476 tons	$465.26/ton	$(841,313)	Nov. 03 to Dec. 03
	(6,476) tons	$453.92/ton	914,740	Nov. 03 to Dec. 03
Lead—cash flow hedges	17,417 tons	$489.00/ton	(1,853,855)	Nov. 03 to Jan. 04
Copper	4,171 tons	$1,816.18/ton	(243,305)	Nov. 03 to Feb. 04
Zinc	1,102 tons	$805.58/ton	(77,890)	Jan. 04
	(1,102) tons	$798.32/ton	74,500	Nov. 03
Silver	850,175 oz.	$5.21/oz.	507,548	Dec. 03
	(987,300) oz.	$5.47/oz.	(841,410)	Dec. 03
Gold	6,472 oz.	$262.08/oz.	(572,985)	Dec. 03
	(6,198) oz.	$292.53/oz.	359,996	Dec. 03

  Sold (Purchased) Call Option Contracts (tons and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	69,363 tons	$430.91/ton to $544.31/ton	$(7,474,861)	Nov. 03 to Dec.04
	(5,512) tons	$566.99/ton	156,802	Nov. 03
Copper	1,650 tons	$1,680.00/ton to $1,780.00/ton	(296,022)	Feb. 04 to Mar. 04
Zinc	8,984 tons	$771.11ton to $816.47/ton	(824,212)	Nov. 03 to Mar.04
Silver	351,040 oz.	$5.65/oz. to $5.47/oz.	(42,658)	Nov. 03 to Mar. 04
	(109,700) oz.	$4.88/oz. to $5.01/oz.	2,926	Nov. 03

  Sold (Purchased) Put Option Contracts (tons and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	20,117 tons	$385.55/ton to $439.98/ton	$(9,687)	Nov. 03 to Apr.04
	(24,251) tons	$462.66/ton	132,004	Dec. 03 to Oct. 04

        The Company's open derivative financial instruments at October 31, 2002 were:

  Sold (Purchased) Futures Contracts (tons and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Lead	(2,976) tons	$479.00/ton	$(240,840)	Nov. 02
Copper	(213) tons	$1,641.00/ton	(43,988)	Dec. 02
Silver	850,175 oz.	$5.16/oz.	897,063	Nov. 02
	(987,200) oz.	$5.38/oz.	(1,261,800)	Nov. 02
Gold	(6,198) oz.	$288.00/oz.	13,779	Dec. 02

  Sold (Purchased) Call Option Contracts (tons and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	11,236 tons	$408.00/ton to $463.00/ton	$(188,772)	Nov. 02 to Apr. 03
	(1,929) tons	$476.00/ton	17	Nov. 02 to Dec. 02
Copper	2,235 tons	$1,520.00/ton to $1,600.00/ton	(73,300)	Nov. 02 to Feb. 03
Silver	263,280 oz.	$4.28/oz. to $4.60/oz.	(20,804)	Nov. 02 to Mar. 02
Gold	6,472 oz.	$260.00/oz.	(199,632)	Nov. 02 to Dec .02

  Sold (Purchased) Put Option Contracts (tons and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	15,543 tons	$399.00/ton to $440.00/ton	$(405,401)	Nov. 02 to Apr. 03
	(4,960) tons	$430.00/ton to $433.00/ton	161,104	Nov. 02 to Dec. 02
Silver	153,580 oz.	$3.65/oz. to $3.87/oz.	(9,473)	Nov. 02 to Mar.03
Gold	(1,207) oz.	$264.00/oz. to $283.00/oz.	6,499	Nov. 02 to Dec. 02

        At October 31, 2003 and 2002, the Company had recorded an asset of $86 and $242 respectively, and a liability of $11,004 and $1,608, respectively, related to the fair market values of these instruments.

        The Company does not obtain collateral or other security to support hedge instruments subject to credit risk, but assesses the reliability and reputation of its counterparties before contracts are established.

(20) Asset Retirement and Environmental Obligations

        The Company is subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharges, solid and hazardous waste treatment, storage and disposal and remediation of releases of hazardous substances. The Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. The Company has made and intends to continue making the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations may become more stringent in the future which could increase costs of compliance.

  Asset Retirement Obligations

        On November 1, 2002 the Company adopted Statement No. 143 "Accounting for Asset Retirement Obligations." With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset's carrying value and will be depreciated over the asset's useful life.

        The Company's mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation. The Company's primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), but is subject to a state closure permit, which requires activities to contain and cover the pile. The Company's mining and milling operations are subject to Missouri mine waste closure permit requirements and lease agreements which require the Company to reclaim surface areas, including remediation of mining waste disposal areas, and to perform closure activities underground. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition.

        Doe Run Peru also has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. In October 2003, the Peruvian government enacted a law relating to mine closure. The law indicates the necessity of preparing a mine closure plan for each operation and requires financial assurance to guarantee the completion of the plan. The government has yet to establish regulations that put the law into effect, and as such, the Company cannot yet determine the effect that this law will have on its closure obligations. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

        The following table summarizes the balance sheet impact associated with the adoption of Statement No. 143:

	October 31, 2002 As Reported	Statement No. 143 Adoption Impact	November 1, 2002 After Adoption
Property, plant and equipment	$435,922	$(3,137)	$432,785
Accumulated depreciation	(186,255)	1,049	(185,206)
Plant, property and equipment, net	249,667	(2,088)	247,579
Liability for AROs	12,059	1,852	13,911
Cumulative effect of change in accounting principle	—	(3,940)	(3,940)

        The pro forma effects of the application of Statement No. 143 as if it had been adopted on November 1, 2000 are presented below:

	Year Ended October 31, 2003
	2003	2002	2001
Loss before cumulative effect of change in accounting principle as reported	$(40,958)	$(70,899)	$(43,005)
Additional accretion and depreciation expense, net of tax	—	(1,176)	(1,012)

Pro forma loss before cumulative effect of change in accounting principle	$(40,958)	$(72,075)	$(44,017)

Net loss as reported	$(44,898)	$(70,899)	$(46,779)
Pro forma net loss	$(40,958)	$(72,075)	$(51,731)

        The pro forma ARO liability balances as if Statement No. 143 had been adopted on November 1, 2000 are as follows:

Pro forma ARO liability— November 1, 2000	$11,037
Pro forma ARO liability— October 31, 2001	$12,322

        The following illustrates the activity pertaining to the AROs for the year ended October 31, 2003.

AROs as of October 31, 2002	$12,059
Transition adjustment	1,852
Liabilities settled	(128)
Accretion expense	1,530
Changes in estimated cash flows	(691)

AROs as of October 31, 2003	$14,622

        For the year ended October 31, 2003, the effects of adopting Statement No. 143 on the primary lead segment was an increase to the loss before cumulative effect of change in accounting principle of $1,372 for accretion expense and a loss from the cumulative effect of change in accounting principle of $3,848. The effect on Peruvian operations was an increase to the loss before cumulative effect of change in accounting principle of $158 resulting from accretion expense and a loss from cumulative effect of change in accounting principle of $92.

        The Company has a RCRA permit addressing the closure of portions of the Buick recycling facility. The majority of the cost will arise from removing hazardous materials from the facility. The cost of closure, based on third party estimates for bonding purposes, is approximately $3,000. No ARO liability or related asset cost has been recorded, because the fair value of the obligation cannot be determined. The life of the operation is considered indeterminable because there is not currently a cost-effective alternative to the lead acid battery and because battery manufacturers are required to recycle the batteries.

  Environmental remediation—Domestic Operations

        Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant.

        Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter, and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed. The Company signed a modification to the May 29, 2001 AOC on January 16, 2004. This modification calls for soil replacement in an estimated 129 properties where the lead content exceeds 800 ppm. The estimated costs of remediating these properties is approximately $1,740 to be spent in 2004, and $380 in the following year, which is reflected in the Company's balance sheet as of October 31, 2003. The estimated costs for the properties to be completed after 2004 assumes the use of phosphate treatment to stabilize them. If the use of such treatment is not accepted by the EPA, costs of remediation will be higher than those currently estimated.

        Doe Run signed a Settlement Agreement with the State of Missouri on April 26, 2002 whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. Under the terms of the residential property purchase plan, Doe Run immediately extended offers to the owners of twenty properties having children less than 72 months old living in them. Of the remaining 140 homeowners, those that request an offer will be extended offers by the end of 2004. The amount paid to the homeowners who accept an offer is based on an appraisal of the property's value at August 31, 2001, plus, if a replacement property is purchased, an amount for owner-occupied residences representing the lesser of the difference between the appraisal amount and the cost of a similar property in another designated community or the difference between the appraisal amount and the replacement property. The cost associated with the residential property purchase plan could be as high as $10,000 if all qualifying homeowners request an offer and accept the purchase offer. All but two of the twenty owners of homes with children living in them have accepted Doe Run's offer. Of the seventy-one properties whose owners were given the opportunity to request purchase in calendar 2003, fifty-seven owners have requested an appraisal, and twenty-five of forty-nine offers have been accepted. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the remaining homeowners will accept the buyout offer, or, if the buyout offer is accepted, what price will be paid for the property.

        The following summarizes the activity as of October 31, 2003 relating to the residential property purchase plan since its inception:

	Number	Total Cost
Properties purchased	28	$2,007
Offers accepted and not yet purchased	7	809
Outstanding offers *	20	1,296

        * This group of offers includes an offer for a trailer park for $200

        Doe Run will attempt to rent out certain purchased properties, once approval is received by the regulatory agencies. The properties must remain vacant while owned by Doe Run until regulators and the city agree that re-occupancy is not a risk to human health. Management believes that there is current evidence that no health risk exists as a result of smelter operations, due to soil remediation efforts and low concentrations of lead in the air in the buyout area, and that other sources of lead contamination could be remedied. Based on an analysis of information currently available, Doe Run believes it should ultimately be able to rent or sell the properties. If Doe Run does not comply with the material property purchase provisions of the settlement agreement, Doe Run will be subject to a $1,000 penalty.

        The Company's statement of operations reflects an impairment loss of $1,255 and $1,801 in the year ended October 31, 2003 and 2002, respectively, related to properties owned in Herculaneum, as approval for reoccupancy of the properties has not yet been received and it cannot be assured that the cost of the properties will be recovered through future cash flows. If the cost of the property cannot be recovered through future cash flows, additional impairment losses will be recognized as properties are purchased. The Company's accrual for remediation at October 31, 2003 does not include any future costs relating to the residential property purchase plan.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum site. Doe Run does not believe that there has been any violation of law and is cooperating with state and federal agencies in their investigations into the allegations, including having provided equipment and an operator to the government to excavate various areas of the Herculaneum smelter site, which excavations failed to turn up any evidence of illegal toxic dumping. The investigation is still officially open.

        Doe Run, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. Minimal capital expenditures were required in 2003 to complete the project, and the plan has been essentially implemented, and the air quality monitors reflected compliance for six consecutive quarters through calendar 2003.

        Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company has a liability recorded as of October 31, 2003 of approximately $9,300 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

        Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the West Bonne Terre site and is underway on the East side with completion expected in 2005.

        Doe Run is subject to a voluntary AOC with the EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed, and is followed by revegetation and ongoing monitoring and maintenance activities.

        Doe Run has also signed AOCs to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of the mine waste areas at these sites. The National EE/CA is complete, the Rivermines EE/CA is under public review and has been submitted to the EPA for approval, and the Leadwood EE/CA is due by the end of fiscal 2004 with a draft submitted to the EPA in October 2003. In addition, Doe Run has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The initial draft of the RI/FS was submitted in early March 2002. Doe Run has signed an order to conduct interim measures through April 2004, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results and has signed an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities as of October 31, 2003. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

        Doe Run has been advised that the EPA is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. Doe Run and the owner of the other 50% share of stock in the company that mined the site have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. Doe Run has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, Doe Run has determined that it was not involved in operations at the satellite site, but further review will be required before a determination can be made as to whether it has any liability at the main site. At this time, based on this preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

        The Buick recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action is not expected to be finalized until April 2004. The Company's liabilities as of October 31, 2003 reflect approximately $2,000 for this corrective action. The storage area is also covered under the permit, but management does not believe the cost of closure is significant. While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

        The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

        During the year ended October 31, 2003, Doe Run's environmental remediation obligations were increased $3,000 with a corresponding charge to cost of sales, and were decreased by spending of $1,216.

  Foreign Operations

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). Once approved, the PAMA, as modified from time to time, functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of the PAMA, except for certain closure requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

        Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

  •
  New sulfuric acid plants

  •
  Treatment plant for the copper refinery effluent

  •
  Industrial wastewater treatment plant for the smelter and refinery

  •
  Improve the slag handling system

  •
  Improve Huanchan lead and copper slag deposits

  •
  Build an arsenic trioxide deposit

  •
  Improve the zinc ferrite disposal site

  •
  Domestic wastewater treatment and domestic waste disposal

  •
  Monitoring station

        Through October 31, 2003, Doe Run Peru had spent approximately $37,800 on projects under the La Oroya PAMA.

        Estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost
2004	12,800
2005	53,500
2006	67,700

$134,000

        The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $168,000 for the remaining term of the PAMA. The PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the PAMA currently requires Doe Run Peru to construct certain sulfuric acid plants, estimated to cost approximately $107,500, in conjunction with a portion of the PAMA in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a request to MEM in 2004 to modify the requirements of the existing PAMA. There can be no assurance that the

Peruvian government will approve the alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        Doe Run Peru's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on December 31, 2006. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru had spent approximately $10,000 under the PAMA as of October 31, 2003. On July 3, 2002, the government of Peru enacted the Supreme Decree No. 022-2002-EM, extending the PAMA for all companies not yet in compliance with their PAMA for a period of not less than 12 months, and up to 18 months if approved by MEM. Companies not in compliance at the end of the extension period would have an additional period to close their operations. Doe Run Peru has received approval from MEM to extend the date of required compliance with the PAMA to April of 2004, and has a request pending to extend the compliance period for the full 18 months allowed by the Supreme Decree. Doe Run Peru expects that it will complete its PAMA requirements by June 2004 including a mine water treatment system and by making a surface paste fill from tailings. If the extension is not granted, Doe Run Peru may be subject to legal redress in the form of fines, which management does not believe will be material. Ore reserves are now estimated to be approximately four years at current production levels and space has been identified to store the associated tailings.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded.

  Consolidated

        The Company believes its liabilities for domestic and foreign environmental, mine closure and reclamation matters are adequate, based on the information currently available. Depending upon the type and extent of activities required, revisions to management's estimates of costs to perform these activities are reasonably possible in the near term. Therefore, there can be no assurance that additional costs, both individually and in the aggregate, would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(21) Litigation

        Doe Run is a defendant in ten lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Three of these cases are class action lawsuits. In two cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In another case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were less than six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. Five of the cases are personal injury actions by 24 individuals who allege damages from the effects of lead due to operations at the smelter. Punitive damages also are being sought in each case.

        A resident of Herculaneum has claimed personal injuries allegedly resulting from exposure to emissions from the smelter. No suit has yet been filed in this matter.

        Doe Run is a defendant in five lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners in Bonne Terre, Missouri, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived, went to school or day care in Bonne Terre, or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County. The fifth case alleges personal injury against two children living in St. Francois County.

        A railroad carrier has communicated to Doe Run that it intends to seek contribution from Doe Run for cleanup actions at a rail car clean-out area that the carrier was ordered to take by the federal government. The carrier pled guilty to a felony and paid a criminal fine for its actions. It is Doe Run's position that Doe Run cannot be held liable for another's criminal actions. No lawsuit has been filed.

        This railroad carrier has also threatened Doe Run with possible legal action for claims for indemnity allegedly arising out of contracts with Doe Run or its predecessors for payments that the railroad has made in regard to personal injury claims against the railroad by railway workers and others, including those made in 114 cases previously settled by Doe Run. Doe Run is currently in the process of investigating these claims.

        Doe Run is a defendant in lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma. Ten lawsuits have been filed alleging personal injury to twenty-five children and one adult living in Ottawa County against eight companies, including Doe Run, who allegedly, either through predecessors or subsidiaries, mined lead and zinc in Ottawa County or commercially used the chat or tailings in Ottawa County. One case is a class action lawsuit for personal injury and property damage in Ottawa County.

        Doe Run, with several other defendants, has been named in four cases in Maryland, but has not yet been joined as a defendant in any of these cases. These suits seek damages, alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. The suits seek punitive damages. Doe Run was dismissed from two similar cases in which it was joined as a defendant. Until Doe Run is actually joined as a defendant in one or more of these cases, material liability from these cases is considered remote.

        Doe Run and several other parties have been named defendants in a suit brought by the City of St. Louis, Missouri for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleges that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also seeks punitive damages.

        FPI received a judgment against it in a breach of contract/warranty action for damages arising from the sale of allegedly impure lead. The amount of the judgment was $4,300, including interest. See Note 22 for discussion of a settlement reached with the plaintiffs.

        Doe Run has been named in asbestos injury suits by two individuals against numerous companies, alleging that they were exposed to asbestos, including at the St. Joe Minerals Corporation premises. Doe Run was served a Writ of Summons in a third case filed in Pennsylvania in May 2003 but has not yet been served with a complaint, so few details of the case are known, including the alleged location of the exposure.

        Doe Run has been named in a suit claiming alleged damages to the property of a small business in the vicinity of Doe Run's recycling facility. Because the facility meets the required national ambient air standard for lead and given the scope of any potential economic loss as measured by property values in the area, it is not probable that such a claim would have a material impact on Doe Run.

        Doe Run has been named as a party in various lawsuits relating to certain operations of its predecessor. Fluor Corporation, the owner of Doe Run's predecessor, retained the obligation for any costs of defense or claims relating to these lawsuits. Should Fluor Corporation become unable to fulfill its contractual obligation, Doe Run could be liable for any costs or claims resulting from these lawsuits. There is no reason at this time to believe that Fluor Corporation could not fulfill its contractual obligations.

        A law firm in Lima, Peru has initiated a large number of lawsuits in the Lima labor courts against various mining companies in Peru. All lawsuits allege that workers have contracted lung disease from working at the mining facilities. Currently, Doe Run Peru has 44 cases pending, with all claims totaling approximately $714. Only one case has resulted in a judgment of approximately $8 against Doe Run Peru that was upheld on appeal.

        Since most of the above cases are either in the pleading or discovery stages, the Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

(22) Subsequent Events

  Environmental Issues and Litigation

        An additional class action lawsuit for damages to natural resources and land owned by members of the Quapaw Tribe was filed on December 10, 2003 against seven companies, including Doe Run.

        In February 2004, FPI settled the judgment received in the breach of contract/warranty case. The settlement is reflected in the balance sheet as of October 31, 2003.

        Six individuals filed an additional class action lawsuit against six companies, including Doe Run, in Ottawa County, Oklahoma on February 9, 2004. The Company is unable at this time to estimate the expected outcome and any final costs of this action.

        In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining and trucking companies involved in the transportation of concentrates. Approximately 412 houses were identified as potentially requiring remediation. Doe Run expects that its share of the potential remediation costs will not be significant.

        In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order ordering certain remediation activities by Doe Run at the Block "P" millsite, discussed in Note 20. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties.

  Recent Events

        In November 2003, the Company indefinitely suspended operations at its Glover smelter. The Company will sell concentrates on the open market that are not required to maintain production at the Herculaneum smelter. The decision should improve the Company's net sales premiums at current market conditions. The Company recorded a severance liability of approximately $1,400 at October 31, 2003. No impairment loss was recognized with respect to this suspension of operations, as cash flows with respect to the primary lead segment should improve with the decision.

        Metal prices have improved significantly since October 31, 2003. Although the Company's operating results in 2004 should not reflect substantial improvement until the second quarter, once certain fixed price contracts are fulfilled and derivative contracts expire in the first quarter, cash flow and financial position should improve, provided the higher metals prices remain in effect.

        The recent increases in metal prices and other factors have improved the financial condition of Doe Run Peru's concentrate suppliers, which should improve the availability of economically suitable concentrates.

        On December 26, 2003, the Peru tax authority, SUNAT notified Doe Run Peru of an income tax assessment for the 1998 tax year. The assessment primarily relates to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed and additional income taxes due.

        Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6,600, plus penalties and interest of $9,600 to date for the 1998 tax year. For tax years after 1998, the Company estimates that additional taxes of approximately $5,700 would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $20,000 to date in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $5,800.

        Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the change discussed above, or approximately $3,500.

        Management of the Company believes that Doe Run Peru has followed the applicable Peruvian statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeals process and were to appeal in the judicial system, some type of financial assurance would be required.

        On February 16, 2004, Doe Run Peru entered into an amendment of the Doe Run Peru Revolving Credit Facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance with all covenants relating to the Doe Run Peru Revolving Credit Facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800. In the event Doe Run Peru's net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under the Doe Run Peru Revolving Credit Facility by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed above, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in the Doe Run Peru Revolving Credit Facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru's ability to comply with the net worth requirement.

        On April 9, 2004 Doe Run entered into an amendment of the Doe Run Revolving Credit Facility. The amendment waives existing defaults and lowers the net worth requirement. The amendment became effective when waivers of default under the Term Note were received, as discussed below. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under the Doe Run Revolving Credit Facility, as amended, through October 31, 2004.

        On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waives existing defaults and amends various covenant requirements, among other things. The amendment also requires that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates have subsequently been extended. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under the Term Note, as amended, through October 31, 2004.

        On May 7, 2004, Doe Run received a notice of default from the trustee of the 11.75% Notes that it is in default of the indenture requirements. The notice gives Doe Run 30 days from the date of receipt of the notice to remedy such defaults by filing its quarterly and annual reports for the 2003 fiscal year with the SEC and to provide a written statement from the Company's independent certified public accountants indicating whether any defaults have come to their attention. If the defaults are not remedied within 30 days of receipt of the notice, the trustee may declare all unpaid principal and interest immediately payable. Management intends to remedy the defaults in the timeframe required.

(23) Guarantor Subsidiaries

        The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (together, the Domestic Guarantors) Buick Resource Recycling Facility, LLC, Doe Run Cayman Ltd. (Doe Run Cayman) and its subsidiary Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Unsecured Notes, Secured Notes and 11.75% Notes of the Company. Doe Run Cayman has no operations separate from those of Doe Run Peru. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors. Intercompany transactions eliminated in consolidation consist of various service and agency fees between Doe Run and Doe Run Peru and sales of metal to Doe Run by Doe Run Peru and to FPI by Doe Run.

Condensed Consolidating Balance Sheet

As of October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$—	$16,794	$—	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	37,310	—	2,590	16,982	(223)	56,659
Inventories	40,432	—	1,202	54,081	(35)	95,680
Prepaid expenses and other current assets	13,093	—	86	8,352	—	21,531
Due from subsidiaries/parent	26,642	371	—	—	(27,013)	—

Total current assets	117,477	371	3,878	96,209	(27,271)	190,664
Property, plant and equipment, net	80,086	14,312	2,286	133,683	—	230,367
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	5,174	—	66	256	—	5,496
Investment in subsidiaries	(13,506)	—	—	—	13,506	—

Total assets	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40,558	$—	$—	$37,559	$—	$78,117
Accounts payable	16,569	—	621	31,425	(223)	48,392
Accrued liabilities	59,258	—	2,207	23,018	—	84,483
Due to parent/subsidiaries	371	—	7,604	19,038	(27,013)	—

Total current liabilities	116,756	—	10,432	111,040	(27,236)	210,992
Long-term debt, less current maturities	330,579	—	—	—	—	330,579
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,511	—	760	3,237	—	71,508

Total liabilities	514,846	—	11,192	253,340	(166,299)	613,079
Preferred stock	22,514	—	—	—	—	22,514
Shareholders' equity (deficit):
Common stock, $1 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	2,724	16,062	1,205	—	(17,267)	2,724
Accumulated deficit and accumulated other comprehensive loss	(211,790)	(1,379)	(6,168)	(25,197)	32,744	(211,790)

Total shareholders' deficit	(209,066)	14,683	(4,962)	(23,192)	13,471	(209,066)

Total liabilities and shareholders' deficit	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

Condensed Consolidating Balance Sheet

As of October 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$7,018	$—	$7,018
Trade accounts receivable, net of allowance for doubtful accounts	35,428	4,247	25,261	(158)	64,778
Inventories	42,931	1,226	59,211	(22)	103,346
Prepaid expenses and other current assets	7,665	109	11,819	—	19,593
Due from subsidiaries	19,558	—	—	(19,558)	—

Total current assets	105,582	5,582	103,309	(19,738)	194,735
Property, plant and equipment, net	107,375	3,782	138,510	—	249,667
Due from subsidiaries	139,063	—	—	(139,063)	—
Other noncurrent assets, net	5,254	151	389	—	5,794
Investment in subsidiaries	(5,849)	—	—	5,849	—

Total assets	$351,425	$9,515	$242,208	$(152,952)	$450,196

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11,932	$—	$4,410	$—	$16,342
Accounts payable	21,645	600	26,789	(158)	48,876
Accrued liabilities	32,821	1,640	20,607	—	55,068
Due to parent	—	8,986	10,572	(19,558)	—

Total current liabilities	66,398	11,226	62,378	(19,716)	120,286
Long-term debt, less current maturities	347,617	—	38,259	—	385,876
Due to parent	—	—	139,063	(139,063)	—
Other noncurrent liabilities	64,581	1,424	5,200	—	71,205

Total liabilities	478,596	12,650	244,900	(158,779)	577,367
Preferred stock	20,000				20,000
Shareholders' equity (deficit):
Common stock, $1 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	5,238	1,205	—	(1,205)	5,238
Accumulated deficit and accumulated other comprehensive loss	(152,409)	(4,341)	(4,697)	9,038	(152,409)

Total shareholders' deficit	(147,171)	(3,135)	(2,692)	5,827	(147,171)

Total liabilities and shareholders' deficit	$351,425	$9,515	$242,208	$(152,952)	$450,196

Consolidating Statement of Operations

Year Ended October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$245,483	$—	$14,866	$436,213	$(11,947)	$684,615
Costs and expenses:
Cost of sales	212,013	—	12,608	421,655	(2,383)	643,893
Depletion, depreciation and amortization	15,435	1,721	1,442	11,809	—	30,407
Selling, general and administrative	15,146	—	1,843	19,837	(9,550)	27,276
Exploration	1,078	—	—	—	—	1,078
Losses from impairment and disposal of long-lived assets	1,234	29	58	88	—	1,409
Unrealized loss on derivatives	7,162	—	—	58	—	7,220

Total costs and expenses	252,068	1,750	15,951	453,447	(11,933)	711,283

Income (loss) from operations	(6,585)	(1,750)	(1,085)	(17,234)	(14)	(26,668)
Other income (expense):
Interest expense	(10,544)	—	(619)	(2,564)	457	(13,270)
Interest income	465	—	—	21	(457)	29
Loss on retirement/restructure of long term debt	(550)	—	—	—	—	(550)
Other, net	(116)	371	(123)	(631)	—	(499)
Equity in earnings of subsidiaries	(23,720)	—	—	—	23,720	—

	(34,465)	371	(742)	(3,174)	23,720	(14,290)

Income (loss) before income tax expense	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Income tax expense	—	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Cumulative effect of change in accounting principle	(3,848)	—	—	(92)	—	(3,940)

Net loss	(44,898)	(1,379)	(1,827)	(20,500)	23,706	(44,898)
Cumulative preferred stock dividends	(2,514)	—	—	—	—	(2,514)

Net loss allocable to common shares	$(47,412)	$(1,379)	$(1,827)	$(20,500)	$23,706	$(47,412)

Consolidating Statement of Operations

Year Ended October 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$239,264	$17,877	$418,286	$(11,638)	$663,789
Costs and expenses:
Cost of sales	214,659	14,976	387,492	(2,564)	614,563
Depletion, depreciation and amortization	18,015	1,493	11,339	—	30,847
Selling, general and administrative	16,588	1,948	18,611	(9,078)	28,069
Exploration	828	—	244	—	1,072
Losses from impairment and disposal of long-lived assets	2,610	(10)	8,006	—	10,606
Unrealized (gain)/loss on derivatives	(1,445)	(7)	44	—	(1,408)

Total costs and expenses	251,255	18,400	425,736	(11,642)	683,749

Income (loss) from operations	(11,991)	(523)	(7,450)	4	(19,960)
Other income (expense):
Interest expense	(40,513)	(636)	(14,778)	590	(55,337)
Interest income	12,809	—	57	(590)	12,276
Loss on retirement/restructure of long term debt	(7,439)	—	—	—	(7,439)
Other, net	(485)	21	25	—	(439)
Equity in earnings of subsidiaries	(23,280)	—	—	23,280	—

	(58,908)	(615)	(14,696)	23,280	(50,939)

Income (loss) before income tax expense	(70,899)	(1,138)	(22,146)	23,284	(70,899)
Income tax expense	—	—	—	—	—

Loss before cumulative effect of change in accounting principle	(70,899)	(1,138)	(22,146)	23,284	(70,899)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	—

Net loss	$(70,899)	$(1,138)	$(22,146)	$23,284	$(70,899)

Consolidating Statement of Operations

Year Ended October 31, 2001

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$291,124	$25,271	$434,336	(13,249)	$737,482
Costs and expenses:
Cost of sales	263,592	21,132	384,471	(3,916)	665,279
Depletion, depreciation and amortization	18,688	1,587	10,186	—	30,461
Selling, general and administrative	16,321	2,030	20,697	(9,322)	29,726
Exploration	1,602	—	—	—	1,602
Losses from impairment and disposal of long-lived assets	930	—	66	—	996
Unrealized (gain)/loss on derivatives	(573)	7	(1,198)	—	(1,764)

Total costs and expenses	300,560	24,756	414,222	(13,238)	726,300

Income (loss) from operations	(9,436)	515	20,114	(11)	11,182
Other income (expense):
Interest expense	(41,929)	(831)	(17,998)	766	(59,992)
Interest income	14,980	—	656	(766)	14,870
Loss on retirement/restructure of long term debt	(159)	—	—	—	(159)
Other, net	517	(24)	(1,173)	—	(680)
Equity in earnings of subsidiaries	(8,044)	—	—	8,044	—

	(34,635)	(855)	(18,515)	8,044	(45,961)

Income (loss) before income tax expense	(44,071)	(340)	1,599	8,033	(34,779)
Income tax expense	59	—	8,167	—	8,226

Loss before cumulative effect of change in accounting principle	(44,130)	(340)	(6,568)	8,033	(43,005)
Cumulative effect of change in accounting principle, net of income tax benefit	(2,649)	—	(1,125)	—	(3,774)

Net loss	$(46,779)	$(340)	$(7,693)	$8,033	$(46,779)

Condensed Consolidating Statement of Cash Flows

Year Ended October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(19,517)	$(371)	$1,387	$15,703	$22,340	$19,542
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,061)	—	(5)	(9,283)	—	(15,349)
Net proceeds from disposal of assets	54	—	—	—	—	54
Investment in subsidiaries	22,340	—	—	—	(22,340)	—

Net cash provided by (used in) investing activities	16,333	—	(5)	(9,283)	(22,340)	(15,295)
Proceeds from revolving loans and short-term borrowings, net	14,924	—	—	(700)	—	14,224
Payments on long-term debt	(3,735)	—	—	(4,410)	—	(8,145)
Payment of financing costs	(550)	—	—	—	—	(550)
Due to/due from parent/subsidiaries	(7,455)	371	(1,382)	8,466	—	—

Net cash provided by (used in) financing activities	3,184	371	(1,382)	3,356	—	5,529

Net increase in cash	—	—	—	9,776	—	9,776
Cash at beginning of period	—	—	—	7,018	—	7,018

Cash at end of period	$—	$—	$—	$16,794	$—	$16,794

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$2,704	$1,324	$(6,597)	$23,280	$20,711
Cash flows from investing activities:
Special term deposit	125,000	—	—	—	125,000
Purchases of property, plant and equipment	(8,638)	(144)	(19,982)	—	(28,764)
Net proceeds from (expenses of) disposal of assets	(62)	10	—	—	(52)
Investment in subsidiaries	23,280	—	—	(23,280)	—

Net cash provided by (used in) investing activities	139,580	(134)	(19,982)	(23,280)	96,184
Proceeds from revolving loans and short-term borrowings, net	(29,173)	—	15,700	—	(13,473)
Proceeds from long-term debt	15,035	—	—	—	15,035
Payments on long-term debt	(105)	—	(129,102)	—	(129,207)
Issuance of redeemable preferred stock	20,000	—	—	—	20,000
Payment of financing costs	(8,095)	—	(400)	—	(8,495)
Due to/due from parent/subsidiaries	(139,946)	(1,190)	141,136	—	—

Net cash provided by (used in) financing activities	(142,284)	(1,190)	27,334	—	(116,140)

Net increase in cash	—	—	755	—	755
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$7,018	$—	$7,018

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2001

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(8,765)	$(478)	$38,463	$8,044	$37,264
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,720)	—	(11,817)	—	(24,537)
Net proceeds from (expenses of) disposal of assets	4,999	—	—	—	4,999
Investment in subsidiaries	8,044	—	—	(8,044)	—

Net cash provided by (used in) investing activities	323	—	(11,817)	(8,044)	(19,538)
Proceeds from (payments on) revolving loans and short-term borrowings, net	12,484	—	(21,316)	—	(8,832)
Payments on long-term debt	(5,233)	—	(5,318)	—	(10,551)
Proceeds from sale/leaseback transactions	—	—	—	—	—
Due to/due from parent/subsidiaries	1,566	478	(2,044)	—	—
Payment of financing costs	(375)	—	—	—	(375)

Net cash provided by (used in) financing activities	8,442	478	(28,678)	—	(19,758)

Net decrease in cash	—	—	(2,032)	—	(2,032)
Cash at beginning of period	—	—	8,295	—	8,295

Cash at end of period	$—	$—	$6,263	$—	$6,263

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders
Doe Run Peru S.R.L.:

We have audited the accompanying consolidated balance sheets of Doe Run Peru S.R.L. (a Peruvian Company) as of October 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Doe Run Peru S.R.L. as of October 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company adopted FAS 143 beginning November 1, 2002. The cumulative effect related to the adoption of Statement No. 143 was a loss of $92, a net decrease to plant, property and equipment of $1,613, and a decrease of $1,521 to the liability for asset retirement obligations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 13 and 18 to the consolidated financial statements, the Company has jointly and severally, fully, unconditionally guaranteed notes issued by Doe Run Resources. Also, the Company has suffered recurring losses and has a net capital deficiency. These conditions, along with other matters as set forth in Notes 13 and 19, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as going concern. Management's plans in regards to these matters are also described in Note 18. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lima, Peru

February 4, 2004 except as to Note 19 which is as of February 16, 2004

Countersigned by:
Caipo y Associados
/s/ JUAN JOSE CÓRDOVA Juan José Córdova (Partner) Peruvian Public Accountant Registration No. 18869

DOE RUN PERU S.R.L.

Consolidated Balance Sheets

(U.S. Dollars in thousands, except share amounts)

	October 31,
	2003	2002
ASSETS
Current assets:
Cash	$16,794	$7,018
Trade accounts receivable, net of allowance for doubtful accounts of $838 and $500, respectively	16,982	25,261
Inventories	54,081	59,211
Prepaid expenses and other current assets	8,352	11,819

Total current assets	96,209	103,309
Property, plant and equipment, net	133,683	138,510
Other noncurrent assets, net	256	389

Total assets	$230,148	$242,208

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$37,559	$4,410
Accounts payable	31,425	26,789
Accrued liabilities	23,018	20,607
Due to related parties	19,038	10,572

Total current liabilities	110,040	62,378
Long-term debt, less current maturities	—	38,259
Due to parent	139,063	139,063
Other noncurrent liabilities	3,237	5,200

Total liabilities	253,340	244,900
Shareholders' equity (deficit):
Capital stock, $0.01 par value, 15,912,083,739 shares	2,005	2,005
Accumulated deficit	(25,197)	(4,697)

Total shareholders' deficit	(23,192)	(2,692)

Total liabilities and shareholders' deficit	$230,148	$242,208

The accompanying notes are an integral part of these consolidated financial statements.

DOE RUN PERU S.R.L.

Consolidated Statements of Operations

(U.S. Dollars in thousands)

	Year Ended October 31,
	2003	2002	2001
Net sales	$436,213	$418,286	$434,336
Costs and expenses:
Costs of sales	421,655	387,492	384,471
Depreciation	11,809	11,339	10,186
Fees and commissions to related parties	9,550	9,078	9,322
Selling, general and administrative expenses	10,287	9,533	11,375
Exploration	—	244	—
Losses from impairment/disposal of long-lived assets	88	8,006	66
Unrealized loss (gain) on derivatives	58	44	(1,198)

Total costs and expenses	453,447	425,736	414,222

Income (loss) from operations	(17,234)	(7,450)	20,114

Other income (expense):
Interest expense	(2,564)	(14,778)	(17,998)
Interest income	21	57	656
Exchange difference	(157)	97	(412)
Other, net	(474)	(72)	(761)

	(3,174)	(14,696)	(18,515)

Income (loss) before income tax expense	(20,408)	(22,146)	1,599
Income tax expense	—	—	8,167

Loss before cumulative effect of change in accounting principle	(20,408)	(22,146)	(6,568)
Cumulative effect of change in accounting principle, net of income tax benefit	(92)	—	(1,125)

Net loss	$(20,500)	$(22,146)	$(7,693)

The accompanying notes are an integral part of these consolidated financial statements.

DOE RUN PERU S.R.L.

Consolidated Statements of Changes in Shareholders' Equity (Deficit)

For the Years Ended October 31, 2003, 2002 and 2001

(U.S. Dollars in thousands)

	Capital Stock	Retained Earnings (Accumulated Deficit)	Total
Balance as of October 31, 2000	2,005	25,142	27,147
Net loss	—	(7,693)	(7,693)

Balance as of October 31, 2001	2,005	17,449	$19,454
Net loss	—	(22,146)	(22,146)

Balance as of October 31, 2002	$2,005	$(4,697)	$(2,692)
Net loss	—	(20,500)	(20,500)

Balance as of October 31, 2003	$2,005	$(25,197)	$(23,192)

The accompanying notes are an integral part of these consolidated financial statements.

DOE RUN PERU S.R.L.

Consolidated Statements of Cash Flows

(U.S. Dollars in thousands)

	Year Ended October 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(20,500)	$(22,146)	$(7,693)
Cumulative effect of change in accounting principle	92	—	1,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	—	—	7,190
Depreciation	11,809	11,339	10,186
Amortization of deferred financing fees	133	236	170
Imputed interest	—	—	113
Unrealized (gain)/loss on derivatives	58	44	(1,198)
Losses from impairment and disposal of long-lived assets	88	8,006	66
Increase (decrease) resulting from changes in:
Trade accounts receivable	8,279	91	73
Inventories	5,130	1,941	6,212
Prepaid expenses and other current assets	3,402	(2,994)	25,315
Trade accounts payable	4,636	(1,381)	(4,549)
Accrued liabilities	2,418	(1,517)	(1,085)
Other non-current assets and liabilities, net	158	(216)	2,058

Net cash provided by (used in) operating activities	15,703	(6,597)	38,463

Cash flows from investing activities:
Purchases of plant, property and equipment	(9,283)	(19,982)	(11,817)

Net cash used in investing activities	(9,283)	(19,982)	(11,817)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	(700)	15,700	(21,316)
Payments on long-term debt	(4,410)	(129,102)	(5,318)
Payments of financing fees	—	(400)	—
Change in due to related parties	8,466	141,136	(2,044)

Net cash provided by (used in) financing activities	3,356	27,334	(28,678)

Net increase (decrease) in cash	9,776	755	(2,032)
Cash at beginning of year	7,018	6,263	8,295

Cash at end of year	$16,794	$7,018	$6,263

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,393	$16,474	$17,754

Peruvian income tax	$—	$—	$457

The accompanying notes are integral part of these consolidated financial statements.

DOE RUN PERU S.R.L.

Notes to Consolidated Financial Statements

(Dollars in thousands, except per share amounts)

1. Nature of business

        Doe Run Peru S.R.L. (Doe Run Peru or the Company) is a Peruvian company incorporated on September 8, 1997 and, since June 1, 2001, 99.9% owned by Doe Run Cayman Ltd. (Doe Run Cayman). Prior to June 1, 2001 Doe Run Peru was 99.9% owned by Doe Run Mining S.R.L. (Doe Run Mining), a subsidiary of Doe Run Cayman. See Note 2.

        Doe Run Peru is engaged in the mining, smelting and refining of polymetallic concentrates, producing mainly copper, lead, zinc and silver which are sold as refined metals primarily to customers located outside of Peru.

2. Business acquisitions

        At the General Shareholders' Meetings held on May 14, 2001 by Doe Run Peru and Doe Run Mining, the merger by absorption of these two companies was approved, with Doe Run Peru the absorbing company and Doe Run Mining the absorbed company. This merger was effective as of June 1, 2001.

        On the day before the effective date of the merger Doe Run Mining's shareholders' equity transferred to Doe Run Peru, the absorbing company. As a result of the transfer of the shareholders' equity of Doe Run Mining to Doe Run Peru after the merger, and taking into account that Doe Run Mining was the majority shareholder of Doe Run Peru, several accounts were consolidated, such as the capital stock of Doe Run Peru and the investment account of Doe Run Mining, resulting in a decrease in the capital stock of Doe Run Peru from $271,435 to $2,005. The capital stock of Doe Run Peru is comprised of 15,912,083,739 shares with a par value of $0.01 each, less an adjustment of $157,115 resulting from a write up of fixed assets, which is allowed for Peruvian GAAP but not under U.S. GAAP.

3. Basis of presentation

        The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

        The consolidated financial statements include all the accounts of the Company and its subsidiaries, after eliminating intercompany balances and transactions, including gains and losses resulting from such transactions. The minority interest is not significant.

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

Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to their current-year presentation.

4. Summary of significant accounting policies

Inventories

        Finished metals and concentrates, metals and concentrates in process and raw materials are stated at the lower of cost or market. The last-in, first-out (LIFO) method of determining cost is used for the majority of the Company's inventories. Supplies and repair parts are principally stated at average cost, net of reserves for obsolescence.

        Inventory costs include concentrates purchased, labor, material and other production costs.

Property, plant and equipment

        Property, plant and equipment are recorded at cost. In accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," (Statement No. 144) long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

        Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

        Major additions and improvements to property, plant and equipment are capitalized, at cost, when they significantly increase the productive capacity or the life of the asset. Repair and maintenance expenditures which are routine, unanticipated, or for which the timing cannot be estimated, and which do not extend the useful life or increase the productive capacity of the asset, are charged to operations as incurred.

        Costs to treat environmental contamination are capitalized when they extend the life, increase the capacity, or improve the safety or efficiency of the property; when they mitigate or prevent future environmental contamination or when they are incurred in preparing property for sale.

        Depreciation is calculated on a straight-line basis at the rates indicated in Note 8.

Exploration and Development Costs

        Exploration costs and development costs incurred to maintain production at operating mines are charged to operations as incurred. Development expenditures for mining properties that are considered to be commercially feasible, but are not yet producing, and major development expenditures at operating mines that are expected to benefit future production are capitalized and amortized using the units of production method over the estimated proven ore reserves to be benefited.

Reclamation and Mine Closure Costs

        The Company's mining and smelting facilities are subject to governance by various agencies that have established minimum standards for reclamation.

        As of November 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

        Prior to the adoption of Statement No. 143 the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The cumulative effect related to the adoption of Statement No. 143 was a loss of $92, a net decrease to plant, property and equipment of $1,613, and a decrease of $1,521 to the liability for asset retirement obligations.

Commitments and contingencies

        The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations and the Company's experience in remediation. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Revenue recognition

        Sales are recorded as products are shipped to customers and title transfers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at time of shipment. Revenues are adjusted between month of shipment and month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices using applicable customer agreements.

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998, and amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, issued in June 2000 (collectively, Statement No. 133). Under Statement No. 133, the Company carries all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (that is, gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair values, or cash flows. If the hedged exposure is an exposure to changes in the fair value of a fixed commitment, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is an exposure to changes in forecasted cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

        The Company adopted Statement No. 133 as of November 1, 2000, in the first quarter in which it was required by the standard, as amended. The adoption of Statement No. 133 resulted in a net transition loss of $1,125, net of income tax benefit of $480.

Deferred income taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of these assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred workers' profit sharing

        In accordance with government regulations in Peru, employees are entitled to receive 8% of Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining amount is distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers.

        Because workers' profit sharing is calculated on taxable income, the Company recognizes the effect of temporary differences between financial reporting and tax bases of assets and liabilities related to workers' profit sharing on a basis consistent with that used for income taxes.

5. Remeasurement into U.S. dollars

        The methodology utilized for the re-measurement of nuevos soles into U.S. dollars, as established by Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, (Statement No. 52), is as follows:

(a)
Non-monetary accounts have been re-measured at historical exchange rates.

(b)
Monetary accounts in Peruvian currency have been re-measured at free market average exchange rates in effect at the respective year-end. See Note 6.

(c)
Income and expenses have been re-measured at the average monthly exchange rates. Cost of sales was determined from its components once re-measured. The net effect of foreign exchange differences has been reflected in the accompanying consolidated statements of operations.

6. Foreign currency transaction and exchange risk exposure

        Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates. The exchange rates in effect were S/3.472, S/3.600 and S/3.439 per each $1 for assets at October 31, 2003, 2002 and 2001, respectively, and S/3.473, S/3.602 and S/3.443 per each $1 for liabilities at October 31, 2003, 2002 and 2001, respectively.

        Assets and liabilities denominated in Peruvian nuevos soles are as follows (in thousands):

	October 31,
	2003		2002		2001
Assets:
Cash	S/	10,463	S/	12,346	S/	12,105
Prepaid expenses and other current assets		5,533		2,915		1,805

		15,996		15,261		13,910

Liabilities:
Accounts payable		5,567		5,058		4,250
Accrued liabilities		37,176		32,491		32,360

		42,743		37,549		36,610

Net position	S/	(26,747)	S/	(22,288)	S/	(22,700)

        The Company recorded net foreign currency transaction gains (losses) relating to transactions denominated in Peruvian nuevos soles of $(157) for the year ended October 31, 2003, $97 for the year ended October 31, 2002 and $(412) for the year ended October 31, 2001, which have been reflected in the consolidated statements of operations in other income (expense).

7. Inventories

        Inventories consist of the following:

	October 31,
	2003	2002
Refined metals for sale	$2,535	$1,495
Metals and concentrates in process	39,654	44,517
Materials, supplies and spare parts	11,892	13,199

	$54,081	$59,211

        Materials, supplies and spare parts are stated net of reserves for obsolescence of $911 and $332 at October 31, 2003 and 2002, respectively.

        The FIFO cost of inventories valued under the LIFO cost method were approximately $48,828 and $45,065 at October 31, 2003 and 2002, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $7,350 higher and $21 lower at October 31, 2003 and 2002, respectively.

        As a result of reducing certain inventory quantities valued on the LIFO basis, inventory costs prevailing in previous years were charged to cost of sales in 2003, 2002 and 2001. The Company calculates the effect of LIFO liquidations on results of operations based on the current cost method. The effects of these liquidations on the results of operations in the years ended October 31, 2003, 2002 and 2001 were not significant.

8. Property, plant and equipment, net

        Property, plant and equipment consists of the following:

		October 31,
	Average Annual Depreciation Rate
		2003	2002
Cost:
Land	—	$5,948	$5,939
Buildings and improvements	5% and 10%	36,456	25,435
Machinery and equipment	6.67%	99,654	102,059
Transportation units	33.33%	4,182	4,121
Other equipment	10% and 20%	20,050	16,829
Construction in progress	—	23,560	29,527

		189,850	183,910
Less accumulated depreciation		56,167	45,400

		$133,683	$138,510

        The implementation of Statement No. 143 resulted in a decrease to the cost of plant, property and equipment of $2,523, and a decrease in accumulated depreciation of $910 as of November 1, 2002. Changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional decrease to plant, property and equipment of $600 as of October 31, 2003. See additional disclosures to Statement No. 143 in Note 13.

        Losses from impairment or retirement of long-lived assets for the year ended October 31, 2002 includes an impairment loss of $7,849 related to the Cobriza backfill plant project. This project represents an engineering plant that was designed to enable the Company to put tailings produced from the mining process back into the mine. In fiscal year 2002, due to the lack of success in identification of new ore reserves at its Cobriza mine, the decrease in exploration activities as a result of the Company's financial condition, the outlook for continued low copper prices, and higher costs than were originally anticipated to complete the project, the Company made the decision to cease construction on the project, determining that the asset will most likely not ever be completed. The impairment loss represented the total cost of the asset of $8,450, less estimated salvage value of $601.

9. Accrued liabilities

        Accrued liabilities consist of the following:

	October 31,
	2003	2002
Salaries, wages and employee benefits	$10,001	$8,418
Accounts payable to contractors	3,977	4,167
Income taxes payable	1,601	1,601
Due to power company	4,062	1,953
Other accrued liabilities	3,374	4,468

	$23,015	$20,607

10. Debt

        Long-term debt consists of the following:

	October 31,
	2003	2002
Revolving credit facility	$36,000	$36,700
Sale and leaseback obligations	1,481	5,593
Capital leases	78	376

	37,559	42,669
Less current maturities	37,559	4,410

Long-term debt, less current maturities	$—	$38,259

        The revolving credit facility (the Doe Run Peru Revolving Credit Facility), which was amended and extended September 25, 2002, expires September 23, 2005. The Doe Run Peru Revolving Credit Facility

provides for working capital loans up to $40,000, including a limit on letters of credit of $5,000, but the total commitments may not exceed the maximum line of $40,000. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. The Doe Run Peru Revolving Credit Facility is secured by accounts receivable and inventories. The effective rate was 4.89% at October 31, 2003 and 4.00% at October 31, 2002. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the facility is limited to a percentage of Doe Run Peru's eligible accounts receivable and eligible inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under the Doe Run Peru Revolving Credit Facility were $36,000 and $36,700 at October 31, 2003 and 2002, respectively. Doe Run Peru's actual availability and cash balances were $3,830 and $16,794 at October 31, 2003, respectively.

        In 2002, The Doe Run Resources Corporation (Doe Run), Doe Run Cayman's parent, tendered a Special Term Deposit in payment of a loan made to Doe Run Peru by a foreign bank, and, in return, Doe Run Peru delivered an intercompany note to Doe Run in an equivalent amount, plus accrued and unpaid interest, for an aggregate balance of $139,063. This intercompany note will not bear interest during the term of the Doe Run Peru Revolving Credit Facility. Obligations under the intercompany note are subordinate to obligations under the Doe Run Peru Revolving Credit Facility.

        The Company's sale and leaseback transactions have been accounted for as financing arrangements. The weighted average rate applicable to these transactions and capital leases is 11.86%.

        The Doe Run Peru Revolving Credit Facility contains certain covenants governing minimum net worth requirements, limitations on indebtedness and investments, capital expenditures and restrictions on the payments of dividends in the event of default. The Company was in compliance with the covenants as of October 31, 2003, except for the minimum net worth covenant. As a result of this default, the related loan balance under the Doe Run Peru Revolving Credit Facility is reflected in current maturities of long-term debt at October 31, 2003. See discussion in Note 19 regarding an amendment of the Doe Run Peru Revolving Credit Facility. The Doe Run Peru Revolving Credit Facility also limits Doe Run Peru's ability to make distributions to Doe Run. See Note 19 for revised limits on distributions to Doe Run in the discussion of an amendment to this agreement.

11. Taxation

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

  •
  In exercise of the regulation permitted in the tenth clause of the Tax Stabilization Agreement, Doe Run Peru adopted the tax statutes prevailing as of November 6, 1997.

  •
  Custom duties will be calculated at rates ranging from 15% to 25%.

  •
  Free trade of its products.

  •
  No restrictions on the use of proceeds from export sales.

  •
  Free conversion of foreign currency generated by local sales.

  •
  No discrimination in foreign currency transactions.

  Contract of Guarantees and Measures to Promote Investments

        On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments, as modified in September 2003. This agreement is effective beginning in the calendar year ended December 31, 2007, provided that Doe Run Peru complies with the committed investments related to the improvements of the facilities [see Note 13(b)], and provides tax stability through December 31, 2022. The principal provisions are similar to those established in the Tax Stabilization Agreement, except that Doe Run Peru will utilize the tax statutes prevailing as of December 23, 1997.

        The provision for Peruvian income tax is comprised of the following for the years ended October 31, 2003, 2002 and 2001:

	Year Ended October 31,
	2003	2002	2001
Current	$—	$—	$496
Deferred	—	—	7,671

Total income tax expense (benefit)	$—	$—	$8,167

        Peruvian income tax expense (benefit) differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:

	Year Ended October 31,
	2003	2002	2001
Income tax expense at statutory rate	$(6,122)	$(6,644)	$480
Increase (reduction) in income tax expense
Resulting from:
Change in valuation allowance	5,473	4,375	4,256
Effect of converting Peruvian nuevos soles into U.S. dollars	—	(118)	(1,037)
Non-deductible interest on long term debt	—	675	2,531
Other, net	649	1,712	1,937

	$—	$—	$8,167

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2003	2002
Deferred tax assets:
Inventories	$3,051	$1,075
Property, plant and equipment	6,206	13,655
Accrued liabilities	2,207	1,877
Tax loss carryforwards	33,652	29,277
Other noncurrent assets and liabilities	1,454	3,362

	46,570	49,246
Less valuation allowance	(40,007)	(34,534)

Total deferred tax assets	6,563	14,712

Deferred tax liabilities:
Property, plant and equipment	(6,563)	(14,712)

Total deferred tax liabilities	(6,563)	(14,712)

Net deferred tax assets	$—	$—

        The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

        The net operating loss carryforwards in Peru are available for use for four years beginning with the first year the Company obtains taxable income against which it can take a credit.

        Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The valuation allowance increased $5,473, $4,375, and $4,256 for the years ended October 31, 2003, 2002 and 2001, respectively.

        See Note 19 for discussion of a tax assessment received by Doe Run Peru subsequent to October 31, 2003.

12. Employee benefits

  Severance indemnities

        Doe Run Peru is required to make monthly deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $3,974, $3,456 and $2,946 for the years ended October 31, 2003, 2002 and 2001, respectively.

  Workers' profit sharing

        In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments for the years ended October 31, 2003, 2002 and 2001, due to tax losses in those years.

13. Commitments and contingencies

  Investment commitments

        According to the Contract of Guarantees and Measures to Promote Investments mentioned in note 11, (as modified in September, 2003) Doe Run Peru has committed to performing certain economic expansion projects in order to provide tax stability from January 1, 2007 through December 31, 2022. The current contract requires Doe Run Peru to spend $90,587 to expand and modernize its facilities, including environmental expenditures, by December 31, 2006. Through October 31, 2003, Doe Run Peru has invested $65,224. As discussed below, in the second quarter of 2004, Doe Run Peru intends to submit a request to Ministry of Energy and Mines (MEM) to modify the requirements of its existing Environmental Adjustment and Management Program (PAMA), at which time it will also request modifications to the requirements of the Contract of Guarantees and Measures to Promote Investments.

  Environmental matters

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for an PAMA that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the applicable permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). Once approved, the PAMA, as modified from time to time, functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in maximum permissible limits and material changes in environmental rules would not be applicable to Doe Run Peru for the remaining period of the PAMA, except for certain closure requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

        Doe Run Peru has committed under its PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

  •
  New sulfuric acid plants

  •
  Treatment plant for the copper refinery effluent

  •
  Industrial waste water treatment plant for the smelter and refinery

  •
  Improve the slag handling system

  •
  Improve Huanchan lead and copper slag deposits

  •
  Build an arsenic trioxide deposit

  •
  Improve the zinc ferrite disposal site

  •
  Domestic waste water treatment and domestic waste disposal

  •
  Monitoring station

        Through October 31, 2003, the Company had spent approximately $37,800 on projects under the La Oroya PAMA.

        Estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA as amended, most recently on January 25, 2002 are as follows:

Year	Estimated Cost
2004	12,800
2005	53,500
2006	67,700

$134,000

        The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $168,000 for the remaining term of the PAMA. The PAMA provides a specific plan for achieving the applicable maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the PAMA currently requires Doe Run Peru to construct certain sulfuric acid plants, estimated to cost approximately $107,500, in conjunction with a portion of the PAMA in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a PAMA request to MEM in 2004 to modify the requirements of the existing PAMA. There can be no assurance that the Peruvian government will approve the alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        Doe Run Peru's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on December 31, 2006. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition or results of operations. Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results of operations.

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru had spent approximately $10,000 under the PAMA as of October 31, 2003. On July 3, 2002, the government of Peru enacted the Supreme Decree No. 022-2002-EM, extending the PAMA for all companies not yet in compliance with their PAMA for a period of not less than 12 months, and up to 18 months if approved by MEM. Companies not in compliance at the end of the extension period would have an additional period to close their operations. Doe Run Peru has received approval from MEM to extend the date of required compliance with the PAMA to April of 2004, and has a request pending to extend the compliance period for the full 18 months allowed by the Supreme Decree. Doe Run Peru expects that it will complete its PAMA requirements by June 2004 including a mine water treatment system and by making a surface paste fill from tailings. If the extension is not granted, Doe Run Peru may be subject to legal redress in the form of fines, which management does not believe will be material. Ore reserves are now estimated to be approximately four years at current production levels and space has been identified to store the associated tailings.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded.

  Asset retirement obligations

        On November 1, 2002 Doe Run Peru adopted Statement No. 143 "Accounting for Asset Retirement Obligations." With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset's carrying value and will subsequently be depreciated over the asset's useful life.

        Doe Run Peru has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. In October 2003, the Peruvian government enacted a law relating to mine closure. The law indicates the necessity of preparing a mine closure plan for each operation and requires financial assurance to guarantee the completion of the plan. The government has yet to establish regulations that put the law into effect, and as such, the Company cannot yet determine the effect that this law will have on its closure obligations. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

        The following table summarizes the balance sheet impact associated with the adoption of Statement No. 143:

	October 31, 2002 As Reported	Statement No. 143 Adoption Impact	November 1, 2002 After Adoption
Property, plant and equipment	$183,910	$(2,523)	$181,387
Accumulated depreciation	(45,400)	910	(44,490)
Plant, property and equipment, net	138,510	(1,613)	136,897
Liability for AROs	3,606	(1,521)	2,085
Cumulative effect of change in accounting principle	—	(92)	(92)

        The pro forma effects of the application of Statement No. 143 on net income/(loss) are insignificant.

        The pro forma asset retirement obligation liability balances as if Statement No. 143 had been adopted on November 1, 2000 are as follows:

Pro forma ARO liability—November 1, 2000	$1,566
Pro forma ARO liability—October 31, 2001	$1,740

        The following illustrates the activity pertaining to the AROs for the year ended October 31, 2003.

AROs as of October 31, 2002	$3,606
Transition adjustment	(1,521)
Accretion Expense	158
Changes in estimated cash flows	(600)

AROs as of October 31, 2003	$1,643

        For the year ended October 31, 2003, the effects of adopting Statement No. 143 on Peruvian operations was an increase to the loss before cumulative effect of change in accounting principle of $158 resulting from accretion expense and a loss from cumulative effect of change in accounting principle of $92.

  Guarantee of Doe Run Debt

        Doe Run Cayman and its wholly-owned subsidiary, Doe Run Peru, have jointly and severally, fully, unconditionally guaranteed notes issued by Doe Run. The total principal amounts owed under these notes as of October 31, 2003 and 2002 was $203,303 and $185,992, respectively. These notes are secured by a second priority interest in substantially all of the assets of Doe Run's U.S. operations, except for substantially all accounts receivable and inventory.

        The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 10.

  Litigation

        All existing and pending litigation at the time of the acquisition of Doe Run Peru was retained by Centromin, the prior owner of the La Oroya smelter and Cobriza mine.

        A law firm in Lima, Peru has initiated a large number of lawsuits in the Lima labor courts against various mining companies in Peru. All lawsuits allege that workers have contracted lung disease from working at the mining facilities. Currently, Doe Run Peru has 44 cases pending, with all claims totaling approximately $714. Only one case has resulted in a judgment of approximately $8 against Doe Run Peru that was upheld on appeal.

        The Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. Therefore, there can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

  Letters of Credit and Other Contingent Obligations

        At October 31, 2003, the Company had outstanding customs bonds of $102 relating to raw materials and other purchases.

  Sales commitments and concentration

        The Company has commitments to sell approximately 84%, 53%, 42%, 42% and 29% of its anticipated 2004 lead, zinc, copper, gold and silver metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

        Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru's three largest customers accounted for: 15%, 9% and 8%, respectively, of net sales in the year ended October 31, 2003, 14%, 8% and 7%, respectively, of net sales in the year ended October 31, 2002, and 9%, 8% and 8%, respectively, of net sales in the year ended October 31, 2001. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

14. Hedging and Derivative Financial Instruments

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

        The unrealized gain or loss reflected in the statement of operations relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness by comparing the changes in fair value or cash flows relating to the hedged transaction with all changes in the fair values or cash flows of the related derivative contract. Because the futures contracts fluctuate by the same amount as the hedged transaction (the change in the LME price), the hedges are considered effective.

        The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of October 31, 2003 and 2002 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

        The Company's open derivative positions as of October 31, 2003 were: (numbers not in thousands)

  Sold/(Purchased) futures contracts (ton and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair market value	Period
Copper	3,519 tons	$1,839.10/ton	$33,150	Nov 03–Feb 04
	(213) tons	$1,721.00/ton	(122,788)	Dec 03
Silver	850,175 oz	$5.21/oz	507,548	Dec 03
	(987,300) oz	$5.47/oz	(841,410)	Dec 03
Gold	6,472 oz	$262.08/oz	(572,985)	Dec 03
	(6,198) oz	$292.53/oz	359,996	Dec 03

Sold/(Purchased) call option contracts (ton and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair market value	Period
Copper	550 tons	$1,720.00–$1,760.00/ton	($98,074)	Feb 04–Mar 04
Silver	323,615 oz	$4.65–$5.47/oz	(42,658)	Nov 03–Mar 04
	(109,700) oz	$4.88–$5.01/oz	2,926	Nov 03

        At October 31, 2003, the Company had recorded an asset and a liability of $13 and $774 related to the fair values of these instruments. To affect this balance, the Company recorded a loss of $58, net of the effect of balances of deferred option premiums and options at fair value previously recorded on the balance sheet.

        The Company's open hedging positions as of October 31, 2002 were: (numbers not in thousands)

Sold/(Purchased) futures contracts (ton and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair market value	Period
Copper	(213) tons	$1,641.00/ton	($43,988)	Dec 02
Silver	850,175 oz	$5.16/oz	897,063	Nov 02
	(987,300) oz	$5.38/oz	(1,261,800)	Nov 02
Gold	(6,198) oz	$288.00/oz	13,779	Dec 02

Sold/(Purchased) call option contracts (ton and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair market value	Period
Copper	3,613 tons	$1,520.00–$1,600.00/ton	($75,264)	Nov 02–Feb 03
Silver	669,170 oz	$4.28–$4.60/oz	(31,561)	Nov 02–Mar 03
	(405,890) oz	$4.28–$4.60/oz	10,757	Nov 02–Dec 02
Gold	8,118 oz	$260.00/oz	(250,386)	Nov 02–Dec 02
	(1,646) oz	$260.00/oz	50,754	Nov 02–Dec 02

Sold/(Purchased) put option contracts (ton and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair market Value	Period
Silver	351,040 oz	$3.65–$3.87/oz	($16,502)	Nov 02–Mar 03
	(197,460) oz	$3.87/oz	7,029	Nov 02–Dec 02
Gold	4,827 oz	$264.00/oz	(2,495)	Nov 02–Dec 02
	(6,034) oz	$264.00 — $283.00/oz	8,994	Nov 02–Dec 02

        At October 31, 2002, the Company had recorded an asset and a liability of $78 and $771 related to the fair values of these instruments. To affect this balance, the Company recorded a loss of $44, net of the effect of balances of deferred option premiums and options at fair value previously recorded on the balance sheet.

15. Fair value of financial instruments

        The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 2003 and 2002, the fair values of the Company's financial instruments were not materially different from their carrying amounts.

16. Related party transactions

        The Company has signed the following agreements with Doe Run:

        Pursuant to the terms and conditions included in an International Sales Agency Services Contract dated November 1, 2000, Doe Run agreed to perform marketing and sales services for Doe Run Peru. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is 2.25% of the sales revenue. Doe Run Peru expensed $9,046, $8,574 and $8,818 for the years ended October 31, 2003, 2002 and 2001, respectively.

        Pursuant to the terms and conditions included in a Hedging Services Contract renewed November 1, 2002, Doe Run agreed to perform trading and hedging services. The agreement is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is $42 per month. Doe Run Peru expensed $504 for the years ended October 31, 2003, 2002 and 2001, respectively.

        In addition to the above, the following balances relating to inter-company transactions were outstanding as of October 31, 2003 and 2002:

  (a)
  As a result of these transactions, the Company had a due to related parties balance of $19,038 and $10,572 at October 31, 2003 and 2002, respectively.

  (b)
  Sales of refined metals to Doe Run were $707, $0 and $0 for the years ended October 31, 2003, 2002 and 2001, respectively. As a result of these sales the Company had a due from related parties balance of $88 and $0 as of October 31, 2003 and 2002, respectively.

  (c)
  The net balances of the operations described above are included as current liabilities in the balance sheet as of October 31, 2003 and 2002.

  (d)
  The Company has signed a subordinated promissory note payable to Doe Run in the aggregate principle amount of $139,063. See Note 10.

        Doe Run Peru has guaranteed notes of Doe Run. See discussion in Note 13.

        Doe Run's debt agreements contain covenants that limit the ability of Doe Run Peru to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur lines, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run and its subsidiaries, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

17. Geographic data

        The following is an analysis of net sales by country of destination:

	Year Ended October 31,
	2003	2002	2001
USA	$161,604	$119,998	$118,761
Japan	57,034	26,573	55,216
Brazil	56,994	60,883	66,294
Peru	38,888	42,543	46,362
Switzerland	25,188	27,728	22,454
United Kingdom	6,793	62,588	53,428
Other	89,712	77,973	71,821

Total net sales	$436,213	$418,286	$434,336

18. Financial Condition

        The treatment charges Doe Run Peru receives for processing raw materials have declined over the past five years, which has severely impacted Doe Run Peru's liquidity. As noted in Note 10, the Company failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, which default continued into fiscal 2004. As discussed in Note 13, the Company has substantial environmental commitments that will affect the Company's liquidity. These issues combined raise substantial doubt about the Company's ability to continue as a going concern.

        Doe Run Peru's results of operations and liquidity have been severely impacted by declining treatment charges that Doe Run Peru receives for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices for the past several years have also caused some of Doe Run Peru's current suppliers of concentrates to suffer financial distress, which has affected the availability of concentrate feed. During 2003, deliveries of lead and zinc concentrates to La Oroya from a major Peruvian supplier were below contracted amounts. While Doe Run Peru was able to replace a portion of this shortfall with concentrates from other suppliers, total concentrate receipts were less than expected and the resulting changes in concentrate mix and interruptions in delivery schedules adversely affected Doe Run Peru's metal production and results of operations. If one or more of Doe Run Peru's significant local suppliers were to cease delivery of concentrates, there could be no assurance La Oroya would be able to secure sufficient replacement feedstock at economically acceptable terms. If such shortages resulted in a significant interruption in feed supply, a material reduction in the production of metals from La Oroya or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        As discussed in Note 13, Doe Run Peru is proceeding with efforts to identify alternative methods of achieving compliance in conjunction with its PAMA. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a PAMA request to MEM 2004 to modify the requirements of the existing PAMA. There can be no assurance that the alternatives will be approved by the Peruvian government or that they will achieve compliance in the timeframe required by the PAMA. If the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        Doe Run Peru has implemented cost savings, including a planned reduction of approximately 10% of its workforce, through termination or attrition, acceleration of cash receipts, as well as other measures, to improve its liquidity. The cost of the related severance benefits in 2003 was $2,548, with a balance for accrued severance of $1,791 at October 31, 2003.

        In addition, the retirement of Doe Run Peru's loan from a foreign bank, discussed in Note 16, reduced Doe Run Peru's interest payments by approximately $14,000 per year. These changes succeeded in improving Doe Run Peru's cash flow and availability in 2003. The cash balance and net unused availability under the Doe Run Peru Revolving Credit Facility were $16,794 and $3,830 at October 31, 2003, respectively.

        Doe Run Peru was in the process of negotiating an amendment to the agreement governing its revolving credit facility at October 31, 2003, and an amendment to its revolving credit facility was finalized subsequent to October 31, 2003. See Note 19 for discussion. Management will continue to assess market and operating conditions to maximize its operating profit or limit losses, while allowing Doe Run Peru to fulfill its environmental obligations. Metal prices began rising in the latter part of the fourth quarter of 2003. See discussion in Note 19 regarding recent changes in market conditions and primary smelting operations.

        Based on the factors discussed above, management expects that Doe Run Peru will continue as a going concern through October 31, 2004.

19. Subsequent Events

        Metal prices have improved significantly since October 31, 2003. The Company's cash flow and financial position should improve, provided the higher metals prices remain in effect.

        These increases in metal prices and other factors have improved the financial condition of Doe Run Peru's concentrate suppliers, which should improve the availability of economically suitable concentrates.

        On December 26, 2003, the Peru tax authority, SUNAT notified Doe Run Peru of an income tax assessment for the 1998 tax year. The assessment primarily relates to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease resulting in lower tax depreciation expense than originally claimed and additional income taxes due.

        Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6,600, plus penalties and interest of $9,600 to date for the 1998 tax year. For tax years after 1998, the Company estimates that additional taxes of approximately $5,700 would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $20,000 to date in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $5,800.

        Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the change discussed above, or approximately $3,500.

        Management of the Company believes that Doe Run Peru has followed the applicable Peruvian statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru were to appeal in the judicial system, some type of financial assurance would be required.

        On February 16, 2004 Doe Run Peru entered into an amendment of the Doe Run Peru Revolving Credit Facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800. In the event Doe Run Peru's net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under the Doe Run Peru Revolving Credit Facility if Doe Run Peru does not meet its required net worth by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed above, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in the Doe Run Peru Revolving Credit Facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru's ability to comply with the net worth requirement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A. Controls and Procedures

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of October 31, 2003 were effective in ensuring information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding the directors and executive officers of Doe Run:

Name	Age	Position
Ira Leon Rennert*	69	Chairman and Director of Doe Run
Jeffrey L. Zelms	59	Vice Chairman, President and Chief Executive Officer of Doe Run
Marvin K. Kaiser	62	Executive Vice President and Chief Administrative Officer of Doe Run
David A. Chaput	45	Vice President, Finance, Chief Financial Officer and Treasurer of Doe Run
Richard L. Amistadi	59	Vice President Sales and Marketing of Doe Run
Kenneth R. Buckley	65	Vice President of Doe Run
Jerry L. Pyatt	48	Vice President Domestic Operations and Chief Operating Officer of Doe Run
Dennis A. Sadlowski*	64	Director and Secretary of Doe Run
Thomas P. Krasner*	42	Director

        *Mr. Rennert was the sole director of Doe Run until the election, pursuant to the terms of the Investor Rights Agreement discussed below, of Messrs. Sadlowski and Krasner. Mr. Sadlowski was elected to Doe Run's Board of Directors effective October 29, 2002 and Mr. Krasner was elected to Doe Run's Board of Directors effective January 13, 2003.

        Pursuant to the Investor Rights Agreement, dated as of October 29, 2002, entered into in connection with the Restructuring, Doe Run's Board of Directors was expanded to three members, consisting of Mr. Rennert, Mr. Sadlowski and Mr. Krasner. Mr. Krasner was nominated for election by the Majority Warrantholders (see "Item 13—Certain Relationships and Related Transactions").

        Ira Leon Rennert has been Chairman, Chief Executive Officer and deemed beneficial shareholder of Renco, Doe Run's ultimate parent, and Renco's predecessors since the first acquisition by a Renco predecessor in 1975, and has been Chairman and Director of Doe Run since April 1994. Renco holds controlling interests in a number of manufacturing and mining concerns, including AM General LLC, US Magnesium LLC ("US Magnesium"), WCI Steel, Inc. ("WCI Steel") and Magnesium Corporation

of America ("Magcorp"), none of which are in competition with Doe Run. Mr. Rennert also holds a controlling interest in Lodestar Holdings, Inc. WCI Steel, Magcorp and Lodestar, and certain of their respective subsidiaries, have each filed for bankruptcy court protection under the U.S. Bankruptcy Code.

        Jeffrey L. Zelms has served as Vice Chairman of Doe Run since December 1998 and as President and Chief Executive Officer of Doe Run and its predecessor since August 1984. Mr. Zelms has over 30 years of experience in the mining industry. Mr. Zelms serves on the board of directors of Phoenix Textiles.

        Marvin K. Kaiser has served as Executive Vice President and Chief Administrative Officer since September 2001, as Executive Vice President and Chief Finance and Administrative Officer from September 2001 through April 2004, and as Vice President and Chief Financial Officer of Doe Run and its predecessor from January 1994 through September 2001. From June 1989 to December 1993, Mr. Kaiser was the Chief Financial Officer of AMAX Gold, Inc., a gold producing company. Mr. Kaiser is a Certified Public Accountant.

        David A. Chaput was named Chief Financial Officer in May 2004, has served as Treasurer since February 1993 and as VP, Finance from September 2001. Prior to serving as Treasurer, Mr. Chaput served as Manager of Credit and Financial Services from June 1987 through January 1993. Mr. Chaput has 24 years of experience in the extractive and natural resources industries.

        Richard L. Amistadi has served as Vice President of Sales and Marketing of Doe Run and its predecessor since November 1986. Mr. Amistadi has over 30 years of experience in sales, marketing and product development of lead metal, lead alloys, zinc metal, lead, zinc and copper concentrates and associated by-products.

        Kenneth R. Buckley served as Vice President of Doe Run since September 1996, General Manager of Doe Run Peru from October 1997 to August 31, 2003 and General Manager of Cobriza from August 31, 1998 to August 31, 2003. From January 1996 until September 1996, Mr. Buckley was Vice President of Smelting for Doe Run. Mr. Buckley served as General Manager of the resource recycling operations for Doe Run and its predecessor from September 1988 until January 1996. Mr. Buckley has over 35 years of experience in managing metal milling and smelting operations in five countries.

        Mr. Buckley retired effective January 1, 2004. Mr. Buckley has been replaced by A. Bruce Neil, who became General Manger of Doe Run Peru September 1, 2003. Mr. Neil has been the general manager at the Glover Smelting Division since September 2001. Prior to joining Doe Run in 1998, Mr. Neil held positions with ASARCO where he was involved in custom lead refining, and with Noranda Inc. and Timminco Limited smelters in Quebec, New Brunswick and Ontario, Canada.

        Jerry L. Pyatt has served as Vice President Domestic Operations and Chief Operating Officer since September 2001. Prior to that time Mr. Pyatt served as Vice President Secondary Smelting of Doe Run, General Manager of the Company's resource recycling operations. Mr. Pyatt joined the Company in 1991 as a Metallurgical Engineer.

        Dennis A. Sadlowski, Esq. was appointed to Doe Run's Board of Directors on October 29, 2002. Mr. Sadlowski also serves as the Secretary of Doe Run. Mr. Sadlowski has served as the Vice President-Law of Renco since 1996.

        Thomas P. Krasner was appointed to Doe Run's Board of Directors on January 13, 2003. Mr. Krasner, a Chartered Financial Analyst, has been Executive Vice President of Harch Capital Management, Inc., an investment management firm located in Boca Raton, FL, since March 1999. From March 1996 through March 1999, Mr. Krasner was a Principal and Portfolio Manager at Biscayne Capital Management, Fort Lauderdale, FL. Mr. Krasner serves as a member of the board of directors of Sterling Chemical, Inc., and has served as Chairman of the Board of Trism, Inc. and as a member of the boards of directors of Birch Telecom, Inc. and FWT, Inc.

Item 11. Executive Compensation

        The following table sets forth certain information concerning compensation of the named executive officers by Doe Run for services rendered to it in all capacities:

Summary Compensation Table

Annual Compensation (a)
Amounts Unpaid at October 31, 2003
Name and Position	Fiscal Year					All Other Compensation (b)
		Salary		Bonus
Ira Leon Rennert(c) Chairman of the Board	2003 2002 2001		— — —		— — —	$ $ $	2,400,000 2,400,000 2,400,000	$6,400,000
Jeffrey L. Zelms Vice Chairman, President and Chief Executive Officer	2003 2002 2001	$ $ $	500,000 500,000 500,000	$ $	250,408 250,000 —	$ $ $	46,432 74,611 75,157	$250,081 — —
Marvin K. Kaiser Executive Vice President and Chief Financial and Administrative Officer	2003 2002 2001	$ $ $	275,000 275,000 244,375	$ $	137,908 137,500 —	$ $ $	12,233 28,647 25,344	$137,582 — —
Richard L. Amistadi Vice President Sales and Marketing	2003 2002 2001	$ $ $	213,000 213,000 213,000	$ $	106,908 106,500 —	$ $ $	10,628 23,587 22,996	$106,582 — —
Kenneth R. Buckley President—Doe Run Peru	2003 2002 2001	$ $ $	200,000 200,000 200,000		$100,000 — —	$ $ $	149,913 194,114 150,221	$100,000 — —
Jerry L. Pyatt Vice President and Chief Operating Officer—U.S. Operations	2003 2002 2001	$ $ $	200,000 200,000 164,749	$ $	100,408 100,000 —	$ $ $	10,272 32,965 23,041	$100,082 — —

  (a)
  Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus for any named executive officer.

  (b)
  The amounts shown as "All Other Compensation" in the table for fiscal 2003 for each named executive officer, except Mr. Rennert, represent payments to Messrs. Zelms, Kaiser, Amistadi, Buckley and Pyatt under the gain sharing of $13,680, $7,433, $5,828, $8,765 and $5,472, respectively, auto allowance of $13,813 for Mr. Zelms and $4,800 for Messrs. Kaiser, Amistadi and Pyatt, $18,939 of life insurance premiums, tax services and medical expenses for Mr. Zelms, and $141,148 of expatriate compensation for Mr. Buckley.

  (c)
  Mr. Rennert receives no compensation directly from Doe Run. He is Chairman of the Board and the deemed beneficial shareholder of Renco, under which earns a management fee from Doe Run pursuant to the Management Consultant Agreement (as defined). The amount shown as all other compensation to Mr. Rennert is the management fee earned by Renco. See "Item 13. Certain Relationships and Related Transactions."

Net Worth Appreciation Agreements

        The named executive officers (not including Mr. Rennert) and six other current and former employees of Doe Run are each parties to net worth appreciation agreements with Doe Run, pursuant to which, upon termination of each person's employment with Doe Run, he is entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person's employment, and at three month intervals thereafter. In addition, Mr. Buckley's agreement provides for a "Peru Credit" under which he is entitled to receive a fixed percentage of the cumulative net income of Doe Run Peru S.R.L. with provisions similar to those described above. Four other employees are parties to net worth appreciation agreements providing for a Peru Credit.

        The following table summarizes the net worth appreciation agreements now held by the named executive officers and the amounts earned thereunder.

	Net Worth Percentage	Base Date	Accumulated as of October 31, 2003 (a)
Jeffrey L. Zelms	5.0%	11/1/02	$—
Marvin K. Kaiser	1.5	11/1/02	—
Richard L. Amistadi	1.5	11/1/02	—
Kenneth R. Buckley	0.5	11/1/02	—
Kenneth R. Buckley—Peru Credit	1.0	10/23/97	—
Jerry L. Pyatt	1.0	11/1/02	—

  (a)
  Represents the gross aggregate amount that each participant is entitled to receive as of October 31, 2003 subject to the vesting terms of the applicable agreement.

        The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements.

Retirement Plans

        The following table shows the estimated amount of annual retirement income (calculated as a straight life annuity benefit) payable to employees under The Doe Run Resources Corporation Retirement Plan for Salaried Employees (the Plan), supplemented by the Doe Run Resources Corporation Supplemental Employee Retirement Plan (SERP). The SERP is a non-qualified plan under which any benefits not payable from Plan assets by reason of the limitations imposed by the Internal Revenue Code of 1986, as amended (the Code) are paid by the Company. The benefits paid are not subject to any deduction for Social Security or other offset amount.

Pension Plan Table

	Approximate Annual Retirement Benefits
Final Average Compensation	15 Years of Service	20 Years of Service	25 Years of Service	30 Years of Service	35 Years of Service
$125,000	$28,125	$37,500	$46,875	$56,250	$65,625
150,000	33,750	45,000	56,250	67,500	78,750
175,000	39,375	52,500	65,625	78,750	91,875
200,000	45,000	60,000	75,000	90,000	105,000
225,000	50,625	67,500	84,375	101,250	118,125
250,000	56,250	75,000	93,750	112,500	131,250
300,000	67,500	90,000	112,500	135,000	157,500
400,000	90,000	120,000	150,000	180,000	210,000
450,000	101,250	135,000	168,750	202,500	236,250
500,000	112,500	150,000	187,500	225,000	262,500
600,000	135,000	180,000	225,000	270,000	315,000
700,000	157,500	210,000	262,500	315,000	367,500
800,000	180,000	240,000	300,000	360,000	420,000
900,000	202,500	270,000	337,500	405,000	472,500
1,000,000	225,000	300,000	375,000	450,000	525,000

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

        As of December 31, 2003, the following officers had completed the number of years of service indicated opposite their names: Jeffrey L. Zelms, 35 years; Marvin K. Kaiser, 10 years; Richard L. Amistadi, 35 years; Kenneth R. Buckley, 25 years. Covered compensation under the Plan for the year ended October 31, 2003 did not differ by more than 10% from the compensation disclosed in the Summary Compensation Table.

Employment Agreements

        The named executive officers are parties to employment agreements with Doe Run. The agreements require that, during the term of their employment, the officers shall not directly or indirectly, engage in any aspect of the business of lead mining, milling, recycling or sale within the continental United States as an officer, director, partner, proprietor, investor, associate, employee or consultant except with the Company. In addition, each of the above executive officers has agreed to maintain the confidentiality of information obtained during employment with the Company.

        The agreements are automatically renewable for additional one-year terms, unless either party gives written notice at least three months of the respective renewal dates. Pursuant to the terms of these agreements compensation is composed of: 1) a base annual salary, 2) certain year-end bonuses and 3) such additional amounts, if any, as the Chairman may determine from time to time in his discretion subject to the terms of the credit agreements.

        On November 1, 2002, Doe Run executed amendments to or restated the employment agreement of each of the named executive officers. Terms of the specific agreements as follows:

		Annual
	Through Date	Base Salary	Retention Bonus
Jeffrey L. Zelms	October 31, 2005	$500,000	$250,000
Marvin K. Kaiser	October 31, 2005	$275,000	$137,500
Richard L. Amistadi	October 31, 2004	$213,000	$106,500
Jerry L. Pyatt	October 31, 2004	$200,000	$100,000

        Pursuant to this amendment, each named executive officer received a retention bonus. These retention bonuses are also payable, in the same amounts as set forth above, on November 1, 2003, November 1, 2004 and November 1, 2005, assuming the applicable executive is employed by the Company at such time.

        On November 1, 2002, Doe Run executed an amendment to the employment agreement of Kenneth R. Buckley. Pursuant to this amendment, Mr. Buckley will receive a retention bonus of $100,000 payable on November 1, 2003, November 1, 2004 and November 1, 2005, assuming he is employed by the Company at such time. Mr. Buckley has announced his retirement effective January 1, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of the date hereof with respect to beneficial ownership of Doe Run's common stock by each beneficial owner of 5% or more of the common stock, each director and each named executive officer of Doe Run during the last fiscal year, and by all directors and executive officers of Doe Run as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares or interests, as applicable, shown as beneficially owned by them.

Name	Number of Shares	Percent
The Renco Group, Inc.(a)(b)	1,000	100.0%
DR Acquisition Corp.(a)	1,000	100.0
Ira Leon Rennert(a)(b)	1,000	100.0

  (a)
  The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, Suite 4225, New York, New York 10112.

  (b)
  Renco is deemed to beneficially own the common stock of Doe Run owned by DR Acquisition Corp. due to the ownership by Renco of all of the outstanding common stock of DR Acquisition Corp, and Mr. Rennert is deemed to beneficially own the Common Stock of Doe Run owned by Renco due to the ownership through trusts established by him for himself and members of his family of all of the outstanding Common Stock of Renco.

        By virtue of Renco's indirect ownership of all of the outstanding common stock of Doe Run, and Mr. Rennert's ownership of the stock of Renco, Mr. Rennert is in position to influence actions that require the consent of a majority of the holders of equity interests in Doe Run and its subsidiaries, subject to the approval of the Independent Director, which is required for certain transactions. See discussion below in Item 13. "Certain Relationships and Related Transactions" for actions that require approval by the Independent Director.

Item 13. Certain Relationships and Related Transactions

        Under a management consultant agreement, dated as of April 7, 1994, as amended (Management Consultant Agreement), between Renco and Doe Run, Doe Run owes an annual fee of $2.4 million to Renco. The Management Consultant Agreement provides that Doe Run shall not make any payment thereunder which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2006 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2003, Doe Run recorded expense of $2.4 million pursuant to the management consultant agreement, but did not make any payments to Renco and at October 31, 2003, $6.4 million remained unpaid to Renco. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

        At times, to obtain the advantages of volume, Renco purchased certain insurance policies for a number of its subsidiaries, including the Company. The actual cost of such policies, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2003, 2002 and 2001, the Company made payments to Renco of approximately $23 thousand, $299 thousand and $1.8 million, respectively, under the Renco insurance program.

        Doe Run is subject to a tax sharing agreement with Renco effective October 29, 2002, as amended January 30, 2004. Pursuant to the agreement, Doe Run is required to make quarterly payments based on a pro forma federal and state income tax liability, assuming that Doe Run is not and never was a subsidiary of Renco, plus amounts reasonably determined by Renco to cover tax liabilities of current or prior years not reflected in Doe Run's pro forma tax calculations. Until the obligations under the Senior Credit Facility, the 11.75% Notes and the Warrants have expired, the pro forma income tax liabilities will assume that Doe Run became a C corporation under the Internal Revenue Code of 1986 (the Code) on the day after Restructuring, and will include no income attributable to any cancellation of indebtedness prior to the restructuring or any effect of such cancellation on the basis of the assets of Doe Run.

        Renco has elected for Doe Run to be treated as a qualified subchapter S subsidiary (QSSS). Most states in which Doe Run operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of Doe Run's income or loss in their individual tax returns. The election does not affect foreign income taxes related to Doe Run's foreign subsidiaries. As a result, Doe Run's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. The Company will continue to provide for foreign, state and local income taxes for those taxing jurisdictions that do not recognize qualified S corporation subsidiary status. However, under the "built-in gains" provisions of the tax law, federal and state taxes may become payable and will be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the S corporation election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to trigger any taxes under the built-in gains provisions of the tax laws. Doe Run may still make payments to Renco pursuant to the tax sharing agreement discussed above.

        On March 21, 2003 Renco and the Term Note lenders entered into a Term Note Assignment Agreement whereby, Renco purchased all of the rights of the agent and lenders under the Term Note. The Term Note was amended April 30, 2004 to amend, among other things, financial covenants and waive covenant defaults.

        The Company may sell zinc and other alloys to WCI Steel, Inc., an indirect subsidiary of Renco. The Company believes that such sales are on an arm's length basis at a price no less favorable than that at which the Company could sell to unaffiliated entities.

        The Company is a member of a controlled group with other Renco-owned companies. Accordingly the Company is jointly and severally liable with all other members of the controlled group under Title IV of the Employee Retirement Income Security Act (ERISA) for obligations of other members of the controlled group that could include certain pension funding and excise taxes in the event that any member of the controlled group does not satisfy certain of its pension obligations arising pursuant to ERISA.

        In such an event, statutory liens would arise in favor of the Pension Benefit Guaranty Corporation (the PBGC) upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval to terminate the plan (a PBGC Termination) and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC Termination occurs, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements could have a materially adverse effect on the Company's financial condition and liquidity.

        Pursuant to an Investor Rights Agreement, dated as of October 29, 2002, at any time during which the warrants issued pursuant to Doe Run's restructuring are outstanding, Doe Run's Board of Directors will consist of three individuals, two of whom are to be nominated by the stockholder of Doe Run, and one of whom, the Independent Director, is to be nominated by the Majority Warrantholders. Pursuant to the Investor Rights Agreement, Doe Run may not take, nor permit any of its subsidiaries to take, certain actions without the approval of the Independent Director. These actions include filing a voluntary bankruptcy petition, merging or consolidating with another entity, issuing capital stock or securities convertible into capital stock, making certain changes to its charter documents or incurring certain levels of indebtedness. The Majority Warrantholders have chosen Thomas P. Krasner as the Independent Director. See "Directors and Executive Officers of the Registrant".

        Under certain circumstances (including a default by Doe Run on its payment obligations under the warrants or in the event that Doe Run is the subject of certain insolvency proceedings), the holders of a majority of the warrants will be entitled to cause the stockholder of Doe Run to elect a Special Director to Doe Run's board of Directors. The Special Director will be entitled to cast a majority of the votes at all meetings of directors. Doe Run will be required to take any of the following actions if approved by the Special Director: (i) sell all of its capital stock or of any of its subsidiaries, (ii) merge or consolidate itself or any of its subsidiaries with any other entity, and (iii) sell off any or all of its assets or any of its subsidiaries and apply the proceeds of such sale to cure any payment default with respect to the Exchange Notes.

        On October 29, 2002, Renco purchased $20 million of Series A Redeemable Preferred Stock, or Series A Preferred, of Doe Run. The Series A Preferred accrues dividends at a rate of 12.5% per annum which are payable only in kind as long as the Term Note or Warrants are outstanding. The Series A Preferred ranks senior to all other classes of capital stock of Doe Run for purposes of liquidation preference and dividends and is redeemable, at the option of Renco, at any time after May 1, 2009.

Part IV

Item 15. Exhibits and Reports on Form 8-K

  A.
  Documents filed as part of this Form 10-K:

1. Financial Statements (included in Part II, Item 8):
a) The Doe Run Resources Corporation
Independent Auditors' Report
Consolidated Balance Sheets—October 31, 2003 and 2002
Consolidated Statements of Operations—Years ended October 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive Income and Shareholder's Equity—Years ended October 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows—Years ended October 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
b) Doe Run Peru S.R.L
Independent Auditors' Report
Balance Sheets—October 31, 2003 and 2002
Combined Statements of Operations—Years ended October 31, 2003, 2002 and 2001
Combined Statements of Changes in Shareholders' Equity—Years ended October 31, 2003, 2002 and 2001
Combined Statements of Cash Flows—Years ended October 31, 2003, 2002 and 2001
Notes to Combined Financial Statements
2. Exhibits Required to be Filed by Item 601 of Regulation S-K.

      The information called for by this paragraph is contained in the Exhibit Index of this report, which is incorporated herein by reference.

(b)
Reports on Form 8-K.

None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION (REGISTRANT)
By:	/s/ JEFFREY L. ZELMS Jeffrey L. Zelms Vice Chairman, President and Chief Executive Officer
June 2, 2004 (Date)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ira Leon Rennert Chairman of the Board and Director	/s/ IRA LEON RENNERT Signature	June 2, 2004 Date
Jeffrey L. Zelms Vice Chairman, President and Chief Executive Officer (principal executive officer)	/s/ JEFFREY L. ZELMS Signature	June 2, 2004 Date
David A. Chaput Chief Financial Officer, Vice President, Finance and Treasurer (principal financial and accounting officer)	/s/ DAVID A. CHAPUT Signature	June 2, 2004 Date
Dennis A. Sadlowski Director and Secretary of Doe Run	/s/ DENNIS A. SADLOWSKI Signature	June 2, 2004 Date
Thomas P. Krasner Director	/s/ THOMAS P. KRASNER Signature	June 2, 2004 Date

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No annual report to security holders covering the registrant's last fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment of the Certificate of Incorporation of Doe Run. (10)
3.2	Amended and Restated By-laws of Doe Run. (10)
3.3	Certificate of Incorporation of FPI. (1)
3.4	Bylaws of FPI. (1)
3.5	Certificate of Incorporation of Doe Run Cayman. (1)
3.6	Memorandum and Articles of Association of Doe Run Cayman. (1)
3.8	Constitución de Sociedad Comercial de Responsibilidad Limitada de Doe Run Peru (with English translation). (1)
3.10	Certificate of Formation of DRLH. (3)
3.11	Limited Liability Company Agreement of DRLH. (3)
3.12	Certificate of Formation of The Buick Resource Recycling Facility LLC. (10)
3.13	Limited Liability Company Agreement of The Buick Resource Recycling Facility. (10)
4.1.1	Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run Peru, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 1/4% Senior Notes due 2005, Series A, Floating Interest Rate Senior Notes due 2003, Series A, 11 1/4% Senior Notes due 2005, Series B and Floating Interest Rate Senior Notes due 2003, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (1)
4.1.2	First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (2)
4.1.3	Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (3)
4.1.4	Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza and DR Land Holdings, LLC ("DRLH"), as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (3)
4.1.5	Fourth Supplemental Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, Doe Run Cayman, FPI, DR Land Holdings, Doe Run Peru and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (10)
4.2.1	Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 1/4% Senior Secured Notes due 2005, Series A and 11 1/4% Senior Secured Notes due 2005, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (2)
4.2.2	First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)

4.2.3	Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza and DRLH, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)
4.2.4	Pledge Agreement, dated as of January 15, 1999, by Doe Run to State Street Bank and Trust Company. (3)
4.2.5	Third Supplemental Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, Doe Run Cayman, FPI, DR Land Holdings, Doe Run Peru and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (10)
4.4	Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Jefferies & Company, Inc., relating to the 11 1/4% Senior Secured Notes due 2005. (2)
4.5.1	Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, The Buick Resource Recycling Facility, DR Land Holdings, FPI, Doe Run Peru, Doe Run Cayman and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 3/4% Notes due 2008 and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (10)
4.5.2	Security Agreement, dated as of October 29, 2002, by and among Doe Run, Doe Run Cayman, DR Land Holdings, FPI, The Buick Resource Recycling Facility and State Street Bank and Trust Company, as trustee and collateral agent. (10)
4.5.3	Warrant Agreement, dated as of October 29, 2002, by and between Doe Run and State Street Bank and Trust Company, as warrant agent (containing, as an exhibit, a specimen of the Warrant Certificate). (10)
4.5.4	Investor Rights Agreement, dated as of October 29, 2002, by and among Doe Run, DR Acquisition Corp., The Renco Group, Inc. and State Street Bank and Trust Company, as Warrant Agent. (10)
4.5.5	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of October 29, 2002, by and among Doe Run and Lisa M. Haines, as trustee, for the benefit of State Street Bank and Trust Company. (10)
4.5.6	Participations Pledge Agreement, dated as of October 29, 2002, by and among Doe Run Cayman, State Street Bank and Trust Company, Regiment Capital Advisors, L.L.C. and Doe Run Peru. (10)
4.5.7	Intercreditor Agreement, dated as of March 21, 2003 by and among Congress Financial Corporation, The Renco Group, Inc. and U.S. Bank National Association. (10)
4.5.8	Environmental Compliance and Indemnity Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and State Street Bank and Trust Company. (10)
4.6	Stock Purchase Agreement, dated as of October 29, 2002, by and between Doe Run and The Renco Group, Inc. (10)
10.1.1	Employment Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Jeffrey L. Zelms. (10)
10.1.2	Employment Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Marvin K. Kaiser. (10)
10.1.3	Employment Agreement, dated as of April 7, 1994, between The Doe Run Resources Corporation and Richard L. Amstadi. (1)
10.1.5	Employment Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Kenneth R. Buckley. (1)

10.2.1	Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Jeffrey L. Zelms. (1)
10.2.2	Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Marvin K. Kaiser. (1)
10.2.3	Net Worth Appreciation Agreement, dated as of April 7, 1994, as amended, between The Doe Run Resources Corporation and Richard L. Amistadi. (1)
10.2.5	Net Worth Appreciation Agreement, dated as of January 15, 1999, as amended, between The Doe Run Resources Corporation and Kenneth R. Buckley. (6)
10.2.6	Form of second amendment to net worth appreciation agreements dated January 15, 1999 (Amendments to Exhibits 10.1.1-10.1.4). (6)
10.2.7	Form of amendment to net worth appreciation agreements dated November 1, 2002 (amendment to Exhibits 10.2.1, 10.2.2 and 10.2.3) (10)
10.2.8	Form of amendment to net worth appreciation agreements dated November 1, 2002 (amendment to Exhibit 10.2.5) (10)
10.2.9	Form of amendment to employment agreements dated November 1, 2002 (amendment to Exhibits 10.1.1, 10.1.2 and 10.1.3)(10)
10.3	The Doe Run Resources Corporation Supplemental Employee Retirement Plan. (1)
10.4	The Doe Run Company Executive Tax Services Plan. (1)
10.5.12	Amended and Restated Loan and Security Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent. (10)
10.5.13	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of March 11, 2003, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent. (10)
10.5.14	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of April 9, 2004, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent. (10)
10.6	Contrato de Transferencia de Acciones, Aumento del Capital Social y Suscripción de Acciones de La Empresa Metalúrgica La Oroya S.A. (Contract of Stock Transfer, Capital Increase and Stock Subscription) (with English translation). (1)
10.7	Programa de Adecuación y Manejo Ambiental (Environmental Remedy and Management Program) (with English translation). (1)
10.8.1	Convenio de Estabilidad Jurídica Entre el Estado y La Empresa Metalúrgica La Oroya S.A. (Legal Stability Agreement between the State and Empresa Metalúrgica La Oroya S.A.) (with English translation). (1)
10.8.2	Convenio de Estabilidad Jurídica con Doe Run Mining S.R. Ltda. (Legal Stability Agreement with Doe Run Mining Commission for Foreign Investments and Technologies) (with English translation). (1)
10.8.3	Convenio de Estabilidad Jurídica con Doe Run Mining S.R. Ltda. (Legal Stability Agreement with Doe Run Mining Ministry of Energy and Mines) (with English translation). (1)
10.8.4	Convenio de Estabilidad Jurídica con Doe Run Perú S.R. Ltda. (Legal Stability Agreement with Doe Run Peru Minister of Energy and Mines) (with English translation). (1)
10.8.5	Convenio de Estabilidad Jurídica con Doe Run Perú S.R. Ltda. (Legal Stability Agreement with Doe Run Peru Vice Minister of Mines) (with English translation). (1)

10.8.6	Convenio de Estabilidad Jurídica con Doe Run Cayman Ltd. (Legal Stability Agreement with Doe Run Cayman Commission for Foreign Investments and Technologies) (with English translation). (1)
10.8.7	Remite Contrato de Estabilidad Administrativa Ambiental (Environmental Stability Agreement) (with English translation). (1)
10.10	Contrato de Afectación en Garantía de Pagos y/o Cobranzas y de Cuentas Cobranza (Collection Account Agreement), dated June 11, 1998, between Banco de Crédito del Perú and Doe Run Peru (with English translation). (1)
10.11	Contrato de Prenda de Minerales (Ore Collateral Agreement), dated June 11, 1998, between Banco de Crédito del Perú and Doe Run Peru (with English translation). (1)
10.12	Security Agreement, dated as of September 1, 1998, by Doe Run in favor of State Street Bank and Trust Company, as trustee and collateral agent. (2)
10.13	Intercreditor Agreement, dated as of September 1, 1998, between State Street Bank and Trust Company, as note trustee, and Congress Financial Corporation, as lender. (2)
10.14	Management Consulting Agreement, dated as of April 17, 1994, as amended, between The Renco Group, Inc. and The Doe Run Resources Corporation. (3)
10.15	Financial leasing dated January 20, 1999 entered into by and between Credito Leasing S.A. and Banco de Credito del Peru as party of the first part and Doe Run Peru S.R.L. as party of the second part (English) (5) Ex. 10.1
10.16	Unconditional Guarantee dated June 11,1999 by and among the Doe Run Resources Corporation, Boeing Capital Corporation and First Security Bank, N.A. (5) Ex 10.2.1
10.17	Promissory Note dated July 6, 1999 by and among Boeing Capital Corporation and First Security Bank, N.A. (5) Ex 10.2.2
10.18	Loan and Security Agreement dated June 11, 1999 by and among Boeing Capital Corporation and First Security Bank, N.A. (5) Ex 10.2.3
10.19.1	Credit Agreement, dated as of October 29, 2002, by and among Doe Run, the lenders party thereto and Regiment Capital Advisors, L.L.C., as agent for the lenders. (10)
10.19.2	Term Note, dated as of October 29, 2002, between Doe Run and Regiment Capital Advisors, L.L.C. (10)
10.19.3	Term Note, dated as of October 29, 2002, between Doe Run and Lathi, LLC. (10)
10.19.4	Guarantee and Security Agreement, dated as of October 29, 2002, by and among DR Acquisition Corp., Doe Run, Doe Run Cayman, Doe Run Peru, Doe Run Development, DR Land Holdings, FPI, The Buick Resource Recycling Facility and Regiment Capital Advisors, L.L.C. (10)
10.19.5	Intercreditor Agreement, dated as of March 21, 2003, between Congress Financial Corporation and The Renco Group, Inc. (10)
10.19.6	Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of October 29, 2002, by and among Doe Run and Lisa M. Haines, as trustee, for the benefit of Regiment Capital Advisors, L.L.C. (10)
10.19.8	Environmental Compliance and Indemnity Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and Regiment Capital Advisors, L.L.C. (10)
10.19.9	Assignment and Acceptance dated as of March 21, 2003 by and among Doe Run, Regiment Capital II, L.P. and Lathi, LLC, as assignors, The Renco Group, Inc., as assignee and new agent and Regiment Capital Advisors, L.L.C. as prior agent (10)
10.19.10	Amended and Restated Credit Agreement dated as of April 30, 2004 by and between Doe Run and The Renco Group, Inc., as agent and lender (10)
10.20	Asset Transfer Agreement, dated as of October 29, 2002, by and between Doe Run and The Buick Resource Recycling Facility. (10)

10.22	Amended and Restated Tax Sharing Agreement, effective as of October 30, 2002, by and between Doe Run and The Renco Group, Inc. (10)
10.23.1	Subordinated Promissory Note dated September 12, 2002 between Doe Run and Doe Run Peru. (10)
10.23.2	Correspondence relating to cancellation of previously existing deposit and loan facilities with Banco de Credito Overseas Limited. (10)
10.24.1	Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation). (10)
10.24.2	Accounts Receivable Assignment of Rights Agreement dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation). (10)
10.24.3	Global and Floating Pledge Agreement dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation). (10)
10.24.4	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated Feburary 16, 2004 (10)
21	List of Subsidiaries of Registrant. (10)
31	Certifications pursuant to Section 302 of the Sarbannes-Oxley Act of 2002 (10)
32	Certifications pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 (10)

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

(9)
Incorporated by reference to the exhibit number in Form 10K filed May 16, 2002.

(10)
Filed with this Form 10K.