Form 10-Q
period 2003-01-31
DOE RUN RESOURCES CORP
filed 2004-06-04
CIK 1061112

Use these links to rapidly review the document
THE DOE RUN RESOURCES CORPORATION INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 31, 2003
Or
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

        Note: The Registrant files pursuant to an indenture, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

        Number of shares outstanding of each of the issuer's classes of common stock, as of June 4, 2004:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Legal Proceedings
Item 4.	Controls and Procedures
Part II
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits and Reports on Form 8-K

Item 1. Financial Statements

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$8,024	$3,742	$8,209	$7,018
Trade accounts receivable, net of allowance for doubtful accounts	60,121	65,559	60,665	64,778
Inventories	109,336	110,893	111,473	103,346
Prepaid expenses and other current assets	22,463	18,647	23,008	19,593

Total current assets	199,944	198,841	203,355	194,735
Property, plant and equipment, net	235,497	239,017	244,932	249,667
Other noncurrent assets, net	4,020	4,654	5,120	5,794

Total assets	$439,461	$442,512	$453,407	$450,196

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$46,976	$48,692	$35,088	$16,342
Accounts payable	47,599	45,409	51,524	48,876
Accrued liabilities	57,851	49,966	48,909	55,068

Total current liabilities	152,426	144,067	135,521	120,286
Long-term debt, less current maturities	367,786	367,621	382,688	385,876
Other noncurrent liabilities	72,893	72,432	72,816	71,205

Total liabilities	593,105	584,120	591,025	577,367
Series A redeemable preferred stock, $1,000 par value, 5,000 shares authorized, 2,000 shares issued and outstanding; liquidation and redemption value	21,889	21,264	20,639	20,000
Shareholder's deficit:
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—
Additional paid-in capital	3,350	3,975	4,599	5,238
Accumulated deficit and other comprehensive losses	(178,883)	(166,847)	(162,856)	(152,409)

Total shareholder's deficit	(175,533)	(162,872)	(158,257)	(147,171)

Total liabilities and shareholder's deficit	$439,461	$442,512	$453,407	$450,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands, except per share amounts)

	Nine Months Ended July 31,		Three Months Ended July 31,		Six Months Ended April 30,		Three Months Ended April 30,		Three Months Ended January 31,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$492,325	$489,388	$169,204	$172,012	$323,121	$317,376	$164,110	$160,840	$159,011	$156,536
Costs and expenses:
Cost of sales	457,737	445,683	159,560	161,304	298,177	284,379	151,343	146,898	146,834	137,481
Depreciation, depletion and amortization	23,546	22,790	7,605	7,642	15,941	15,148	7,994	7,646	7,947	7,502
Selling, general and administrative	20,603	20,388	7,857	7,365	12,746	13,023	5,558	6,770	7,188	6,253
Other	1,634	765	770	304	864	461	582	262	282	199
Unrealized (gain)/loss on derivative financial instruments	1,013	(1,404)	1,599	235	(586)	(1,639)	(489)	(253)	(97)	(1,386)

Total costs and expenses	504,533	488,222	177,391	176,850	327,142	311,372	164,988	161,323	162,154	150,049

Income (loss) from operations	(12,208)	1,166	(8,187)	(4,838)	(4,021)	6,004	(878)	(483)	(3,143)	6,487
Other income (expense):
Interest expense	(9,790)	(42,685)	(3,239)	(14,514)	(6,551)	(28,171)	(3,486)	(14,201)	(3,065)	(13,970)
Interest income	23	10,619	7	3,552	16	7,067	5	3,528	11	3,539
Other, net	(460)	(2,237)	(520)	(1,423)	60	(814)	369	(606)	(309)	(208)

	(10,227)	(34,303)	(3,752)	(12,385)	(6,475)	(21,918)	(3,112)	(11,279)	(3,363)	(10,639)
Loss before income tax expense	(22,435)	(33,137)	(11,939)	(17,223)	(10,496)	(15,914)	(3,990)	(11,762)	(6,506)	(4,152)
Income tax expense (benefit)	—	—	—	—	—	—	—	(539)	—	539

Loss before cumulative effect of change in accounting principle	(22,435)	(33,137)	(11,939)	(17,223)	(10,496)	(15,914)	(3,990)	(11,223)	(6,506)	(4,691)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,940)	—	—	—	(3,940)	—	—	—	(3,940)	—

Net loss	(26,375)	(33,137)	(11,939)	(17,223)	(14,436)	(15,914)	(3,990)	(11,223)	(10,446)	(4,691)
Cumulative preferred stock dividends	(1,889)	—	(625)	—	(1,264)	—	(625)	—	(639)	—

Net loss allocable to common shares	$(28,264)	$(33,137)	$(12,564)	$(17,223)	$(15,700)	$(15,914)	$(4,615)	$(11,223)	$(11,085)	$(4,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,		Six Months Ended April 30,		Three Months Ended January 31,
	2003	2002	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(26,375)	$(33,137)	$(14,436)	$(15,914)	$(10,446)	$(4,691)
Cumulative effect of change in accounting principle	3,940	—	3,940	—	3,940	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	23,546	22,790	15,941	15,148	7,947	7,502
Imputed interest and amortization of deferred financing costs	1,803	2,707	469	1,811	1,062	896
Unrealized gain on derivative financial instruments	1,013	(1,404)	(586)	(1,639)	(97)	(1,386)
Increase/(decrease) resulting from other changes in assets and liabilities	(1,410)	20,768	(14,388)	4,470	(10,529)	(358)

Net cash provided by (used in) operating activities	2,517	11,724	(9,060)	3,876	(8,123)	1,963
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,343)	(16,581)	(7,828)	(12,303)	(5,342)	(4,745)

Net cash used in investing activities	(12,343)	(16,581)	(7,828)	(12,303)	(5,342)	(4,745)
Cash flows from financing activities:
Proceeds from revolving loans and short term borrowings, net	17,705	14,414	19,207	6,665	15,738	3,688
Payments on long-term debt	(6,391)	(3,156)	(5,257)	(2,131)	(1,082)	(1,093)
Payment of financing costs	(482)	(119)	(338)	(119)	—	(100)

Net cash provided by financing activities	10,832	11,139	13,612	4,415	14,656	2,495

Net increase (decrease) in cash	$1,006	$6,282	$(3,276)	$(4,012)	$1,191	$(287)

Cash at beginning of period	$7,018	$6,263	$7,018	$6,263	$7,018	$6,263

Cash at end of period	$8,024	$12,545	$3,742	$2,251	$8,209	$5,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)   Summary of Significant Accounting Policies

  Unaudited Interim Financial Statements

        These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run's issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2003, April, 30, 2003 and July 31, 2003 and results of operations for the three-month period ended January 31, 2003 and 2002, the three and six-month periods ended April 30, 2003 and 2002 and the three and nine-month periods ended July 31, 2003 and 2002. All material intercompany balances and transactions have been eliminated. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to the current year presentation.

(2)   Financial Condition

        The Company has had recurring losses over several years, primarily the result of the declining treatment charges discussed below and low metal prices, a condition exacerbated by the Company's significant interest costs prior to the restructuring of the Company's public debt in 2002. Doe Run's liquidity has been affected by these factors, as well as by Doe Run Peru's liquidity. As noted in Note 4, the Company has failed to meet certain financial covenant requirements contained in Doe Run's revolving credit agreement and a term note (the Term Note) during the first nine months of fiscal 2003, and failed a financial covenant in Doe Run Peru's revolving credit facility subsequent to the end of the third quarter. As discussed in Notes 6 and 7, the Company has uncertainties related to environmental and litigation matters. These issues combined raise substantial doubt about the Company's ability to continue as a going concern.

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

        As discussed in Note 6, Doe Run Peru is proceeding with efforts to identify alternative methods of achieving compliance with environmental requirements. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a request in 2004 to modify its existing requirements. There can be no assurance that the alternatives will be approved by the Peruvian government or that they will achieve compliance in the timeframe required. If the La Oroya smelter does not operate within the required limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        Doe Run Peru implemented cost savings during fiscal 2003 and accelerated cash receipts, as well as other measures, to improve its liquidity. In addition, the retirement of Doe Run Peru's loan from a foreign bank reduced Doe Run Peru's interest payments by approximately $14,000 per year. These changes improved Doe Run Peru's cash flow and availability of borrowings under the revolving credit agreement in the first nine months of 2003.

        Doe Run Peru's ability to pay fees to Doe Run is currently limited by Doe Run Peru's revolving credit facility, unless Doe Run Peru meets an excess cash flow test. Due to Doe Run Peru's lack of liquidity, no payments for fees were made during the first nine months of 2003, although payments of $4,000 annually were allowed for 2003 under Doe Run Peru's revolving credit facility. In addition, beginning in 2003, Doe Run will not receive approximately $14,000 per year in interest income from a deposit that was surrendered to retire Doe Run Peru's loan from a foreign bank. The deposit, plus unpaid interest, was replaced in September 2002 by an intercompany note that does not bear interest during the term of Doe Run Peru's revolving credit facility. These factors along with nearly five years of low metals prices have affected Doe Run's liquidity.

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

(3)   Inventories

        Inventories consist of the following:

	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002
Finished metals and concentrates	$22,186	$17,885	$18,849	$14,660
Metals and concentrates in process	59,901	65,424	64,285	59,814
Materials, supplies and repair parts	27,249	27,584	28,339	28,872

	$109,336	$110,893	$111,473	$103,346

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,475, $5,246, $5,192 and $5,157 at July 31, 2003, April 30, 2003, January 31, 2003 and October 31, 2002, respectively.

(4)   Debt

        Effective March 27, 2003, Doe Run entered into an amendment to the loan agreement governing Doe Run's revolving credit facility which reduced the consolidated net worth measurement that the Company is required to maintain and waived certain events of default. Pursuant to the amendment the lenders waived events of default at that time resulting from the failure of Doe Run to maintain financial covenants and waived the event of default resulting from the failure of Doe Run to deliver timely financial reports.

        Effective March 21, 2003 Renco and the lenders of the Term Note entered into an Assignment and Acceptance Agreement whereby Renco purchased all of the rights of the agent and lenders under the Term Note. Accordingly, Renco became the agent and lender under the Term Note with the identical rights to payment of interest, principal and fees and to the same collateral, as had the previous lenders. On March 27, 2003 Renco, in its capacity as agent and lender under the Term Note, waived existing and impending defaults, including, among other things, Doe Run's failure to provide the lender with certain reports and Doe Run's failure to comply with financial covenants.

        Subsequent to the waivers and amendments discussed above, certain financial and reporting covenant requirements contained in Doe Run's revolving credit agreement and the Term Note were not met. Subsequent to July 31, 2003, Doe Run Peru defaulted on its net worth covenant contained in its revolving credit agreement. These defaults continued until the agreements were amended in the second quarter of fiscal 2004. See discussion in Note 8 regarding amendments to these agreements.

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

        The accounting policies of the segments are the same as those of the Company, except that the primary lead, secondary lead and fabricated products segments value finished metals and concentrates, work in process and raw materials inventories at FIFO cost. Certain functions are performed at the Company's corporate office for the primary lead and secondary lead segments, such as sales and billing, as well as the general administration of the Company. Related accounts receivable and corporate overhead expenses are not allocated to operating segments.

	Three Months Ended January 31,		Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002	2003	2002
Operating Segments—Revenues
Revenues from external customers:
Peruvian operations	$102,063	$101,455	$104,120	$104,326	$206,183	$205,781
Primary lead	36,859	33,103	39,191	33,714	76,050	66,817
Secondary lead	15,502	16,970	16,772	18,491	32,274	35,461
Fabricated products	4,144	4,007	3,720	4,468	7,864	8,475

Total	158,568	155,535	163,803	160,999	322,371	316,534
Revenues from other operating segments:(1)
Peruvian operations	243	—	195	—	438	—
Primary lead	210	585	269	401	479	986
Secondary lead	198	86	197	153	395	239
Fabricated products	—	—	—	—

Total	651	671	661	554	1,312	1,225

Total reportable segments	159,219	156,206	164,464	161,553	323,683	317,759
Other revenues/gains (losses)(2)	443	1,001	307	(159)	750	842
Intersegment eliminations	(651)	(671)	(661)	(554)	(1,312)	(1,225)

Total revenues	$159,011	$156,536	$164,110	$160,840	$323,121	$317,376

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Operating Segments—Revenues
Revenues from external customers:
Peruvian operations	$106,934	$109,584	$313,117	$315,365
Primary lead	39,938	42,321	115,988	109,138
Secondary lead	17,656	15,888	49,930	51,349
Fabricated products	3,649	4,646	11,513	13,121

Total	168,177	172,439	490,548	488,973
Revenues from other operating segments:(1)
Peruvian operations	90	—	528	—
Primary lead	142	482	621	1,468
Secondary lead	217	224	612	463
Fabricated products	—	—	—	—

Total	449	706	1,761	1,931

Total reportable segments	168,626	173,145	492,309	490,904
Other revenues/gains (losses)(2)	1,027	(427)	1,777	415
Intersegment eliminations	(449)	(706)	(1,761)	(1,931)

Total revenues	$169,204	$172,012	$492,325	$489,388

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments at market terms.

(2)
Consists of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts.

	Three Months Ended January 31,		Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002	2003	2002
Operating Segments—Adjusted EBITDA
Peruvian operations	$4,270	$7,381	$4,130	$4,320	$8,400	$11,701
Primary lead	1,458	3,881	1,758	3,090	3,216	6,971
Secondary lead	3,410	4,381	2,196	4,231	5,606	8,612
Fabricated products	892	501	163	758	1,055	1,259

Total reportable segments	10,030	16,144	8,247	12,399	18,277	28,543
Other income and expenses(3)	(733)	(360)	2,206	(1,985)	1,473	(2,345)
Corporate selling, general and administrative expenses	(4,398)	(3,389)	(2,622)	(4,123)	(7,020)	(7,512)
Intersegment eliminations	(71)	—	53	13	(18)	13

Consolidated adjusted EBITDA	4,828	12,395	7,884	6,304	12,712	18,699
Depreciation, depletion and amortization	(7,947)	(7,502)	(7,994)	(7,646)	(15,941)	(15,148)
Interest income	11	3,539	5	3,528	16	7,067
Interest expense	(3,065)	(13,970)	(3,486)	(14,201)	(6,551)	(28,171)
Other	(430)	—	(888)	—	(1,318)	—
Unrealized gain (loss) on derivative financial instruments	97	1,386	489	253	586	1,639

Loss before income taxes	$(6,506)	$(4,152)	$(3,990)	$(11,762)	$(10,496)	$(15,914)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Operating Segments—Adjusted EBITDA
Peruvian operations	$(1,849)	$5,259	$6,551	$16,960
Primary lead	4,739	(628)	7,955	6,343
Secondary lead	4,616	3,209	10,222	11,821
Fabricated products	433	853	1,488	2,112

Total reportable segments	7,939	8,693	26,216	37,236
Other income and expenses(3)	(1,310)	(2,384)	163	(4,729)
Corporate selling, general and administrative expenses	(4,976)	(4,682)	(11,996)	(12,194)
Intersegment eliminations	—	(11)	(18)	2

Consolidated adjusted EBITDA	1,653	1,616	14,365	20,315
Depreciation, depletion and amortization	(7,605)	(7,642)	(23,546)	(22,790)
Interest income	7	3,552	23	10,619
Interest expense	(3,239)	(14,514)	(9,790)	(42,685)
Other	(1,156)	—	(2,474)	—
Unrealized gain (loss) on derivative financial instruments	(1,599)	(235)	(1,013)	1,404

Loss before income taxes	$(11,939)	$(17,223)	$(22,435)	$(33,137)

(3)
Other income and expenses primarily include realized gains (losses) on derivative contracts and exploration expenses.

(6)   Asset Retirement and Environmental Obligations

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

  Asset Retirement Obligations

        On November 1, 2002 the Company adopted Statement No. 143 "Accounting for Asset Retirement Obligations" (Statement No. 143). With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset's carrying value and will be depreciated over the asset's useful life.

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

        The following table summarizes the balance sheet impact associated with the adoption of Statement No. 143:

	October 31, 2002 As Reported	Statement No. 143 Adoption Impact	November 1, 2002 After Adoption
Property, plant and equipment	$435,922	$(3,137)	$432,785
Accumulated depreciation	(186,255)	1,049	(185,206)
Plant, property and equipment, net	249,667	(2,088)	247,579
Liability for AROs	12,059	1,852	13,911
Cumulative effect of change in accounting principle	—	(3,940)	(3,940)

        The pro forma effects of the application of Statement No. 143 as if it had been adopted on November 1, 2001 are presented below:

	Three Months Ended January 31,		Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002	2003	2002
Loss before cumulative effect of accounting change as reported	$(6,506)	$(4,691)	$(3,990)	$(11,223)	$(10,496)	$(15,914)
Additional accretion and depreciation expense, net of tax	—	(294)	—	(294)	—	(588)

Pro forma loss before cumulative effect of accounting change	$(6,506)	$(4,985)	$(3,990)	$(11,517)	$(10,496)	$(16,502)

Net loss as reported	$(10,446)	$(4,691)	$(3,990)	$(11,223)	$(14,436)	$(15,914)
Pro forma net loss	$(6,506)	$(8,925)	$(3,990)	$(11,517)	$(10,496)	$(20,442)
	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Loss before cumulative effect of accounting change as reported	$(11,939)	$(17,223)	$(22,435)	$(33,137)
Additional accretion and depreciation expense, net of tax	—	(294)	—	(882)

Pro forma loss before cumulative effect of accounting change	$(11,939)	$(17,517)	$(22,435)	$(34,019)

Net loss as reported	$(11,939)	$(17,223)	$(26,375)	$(33,137)
Pro forma net loss	$(11,939)	$(17,517)	$(22,435)	$(37,959)

        The pro forma asset retirement obligation liability balance at October 31, 2001 as if Statement No. 143 had been adopted at that date is $12,322.

        The following illustrates the activity pertaining to the AROs for the period ended July 31, 2003.

AROs as of October 31, 2002	$12,059
Transition adjustment	1,852
Liabilities settled	(7)
Accretion expense	1,148

AROs as of July 31, 2003	$15,052

        The Company has a RCRA permit addressing the closure of portions of its recycling facility. The majority of the cost will arise from removing hazardous materials from the facility. The cost of closure, based on third party estimates for bonding purposes, is approximately $3,000. No ARO liability or related asset cost has been recorded, because the fair value of the obligation cannot be determined. The life of the operation is considered indeterminable because there is not currently a cost-effective alternative to the lead acid battery and because battery manufacturers are required to recycle the batteries.

  Environmental Remediation—Domestic Operations

        Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant.

        Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter, and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed. The Company signed a modification to the May 29, 2001 AOC on January 16, 2004. This modification calls for soil replacement in an estimated 129 properties where the lead content exceeds 800 ppm. The estimated costs of remediating these properties is approximately $1,740 to be spent in 2004, and $380 in the following year. The estimated costs for the properties to be completed after 2004 assumes the use of phosphate treatment to stabilize them. If the use of such treatment is not accepted by the EPA, costs of remediation will be higher than those currently estimated.

        Doe Run signed a Settlement Agreement with the State of Missouri on April 26, 2002 whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. Under the terms of the residential property purchase plan, Doe Run immediately extended offers to the owners of twenty properties having children less than 72 months old living in them. Of the remaining 140 homeowners, those that request an offer will be extended offers by the end of 2004. The amount paid to the homeowners who accept an offer is based on an appraisal of the property's value at August 31, 2001, plus, if a replacement property is purchased, an amount for owner-occupied residences representing the lesser of the difference between the appraisal amount and the cost of a similar property in another designated community or the difference between the appraisal amount and the replacement property. The estimated cost associated with the residential property purchase plan could be as high as $10,000 if all qualifying homeowners request an offer and accept the purchase offer. Through July 31, 2003, Doe Run had spent approximately $1,800 on 22 properties under the residential property purchase plan. All but two of the twenty owners of homes with children living in them have accepted Doe Run's offer. Of the seventy-one properties whose owners were given the opportunity to request purchase in calendar 2003, fifty-seven owners have requested an appraisal, and twenty-five of forty-nine offers have been accepted. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the remaining homeowners will accept the offer, or, if the offer is accepted, what price will be paid for the property. If Doe Run does not comply with the material property purchase provisions of the settlement agreement, Doe Run will be subject to a $1,000 penalty.

        Doe Run will attempt to rent out certain purchased properties, once approval is received by the regulatory agencies. The properties must remain vacant while owned by Doe Run until regulators and the city agree that re-occupancy is not a risk to human health. Management believes there is current evidence that no health risk exists as a result of smelter operations, due to soil remediation efforts and low concentrations of lead in the air in the buyout area, and that other sources of lead contamination could be remedied. Based on an analysis of information currently available, Doe Run believes it should ultimately be able to rent or sell the properties.

        The Company's statement of operations reflects an impairment loss that is primarily related to properties owned in Herculaneum, as approval for reoccupancy of the properties has not yet been received and it cannot be assured that the cost of the properties will be recovered through future cash flows. If the cost of the property cannot be recovered through future cash flows, additional impairment losses will be recognized as properties are purchased. The Company's accrual for remediation does not include any future purchase costs relating to the residential property purchase plan.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum site. Doe Run does not believe there has been any violation of law and is cooperating with state and federal agencies in their investigations into the allegations, including having provided equipment and an operator to the government to excavate various areas of the Herculaneum smelter site, which excavations failed to turn up any evidence of illegal toxic dumping. The investigation is still officially open.

        Doe Run, working with the Missouri DNR and the Missouri Air Conservation Commission, has developed a plan to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. Minimal capital expenditures were required in 2003 to complete the project, and the plan has been essentially implemented, and the air quality monitors have reflected compliance since July 2002.

        Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company's estimate of the cost of this remediation is approximately $9,200 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

        Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site, and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the West Bonne Terre site and is underway on the east side with completion expected in 2005.

        Doe Run is subject to a voluntary AOC with the EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed, and will continue with revegetation and ongoing monitoring and maintenance activities.

        Doe Run has also signed AOCs to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of mine waste areas. The National EE/CA is complete, the Rivermines EE/CA is under public review and has been submitted to the EPA for approval, and the Leadwood EE/CA is due by the end of fiscal 2004. In addition, Doe Run has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The initial draft of the RI/FS was submitted in early March 2002. Doe Run has signed an order to conduct interim measures through April 2004, consisting of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results and has signed an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

        Doe Run has been advised that the EPA is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. Doe Run and the owner of the other 50% share of stock in the company that mined the site have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. Doe Run has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, Doe Run has determined that it was not involved in operations at the satellite site, but further review will be required before a determination can be made as to whether it has any liability at the main site. At this time, based on preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

        Doe Run's recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action is not expected to be finalized until late in fiscal 2004. The Company's estimate of the cost of this corrective action is $2,000. The storage area is also covered under the permit, but management does not believe the cost of closure is significant. While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

        The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

        The Company had recorded liabilities of approximately $13,000, $13,000, $13,700 and $14,200 related to these remediation obligations as of July 31, 2003, April 30, 2003, January 31, 2003 and October 31, 2002, respectively.

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

  •
  Improve the zinc ferrite disposal site

  •
  Domestic wastewater treatment and domestic waste disposal

  •
  Monitoring station

        Through July 31, 2003, Doe Run Peru had spent approximately $36,300 on projects under the La Oroya PAMA.

        Estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost
2003	$9,350
2004	12,800
2005	53,500
2006	67,700

$143,350

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

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru had spent approximately $10,000 under the PAMA as of July 31, 2003. On July 3, 2002, the government of Peru enacted the Supreme Decree No. 022-2002-EM, extending the PAMA for all companies not yet in compliance with their PAMA for a period of not less than 12 months, and up to 18 months if approved by MEM. Companies not in compliance at the end of the extension period would have an additional period to close their operations. Doe Run Peru has received approval from MEM to extend the date of required compliance with the PAMA to April of 2004, and has a request pending to extend the compliance period for the full 18 months allowed by the Supreme Decree. Doe Run Peru expects that it will complete its PAMA requirements by the end of June 2004 including a mine water treatment system and by making a surface paste fill from tailings. If the extension is not granted, Doe Run Peru may be subject to legal redress in the form of fines, which management does not believe will be material. Ore reserves are now estimated to be approximately four years at current production levels and space has been identified to store the associated tailings.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of all periods presented.

  Consolidated

        The Company believes its recorded liabilities for domestic and foreign environmental, mine closure and reclamation matters are adequate, based on the information currently available. Depending upon the type and extent of activities required, revisions to management's estimates of costs to perform these activities are reasonably possible in the near term. Therefore, there can be no assurance that additional costs, both individually and in the aggregate, would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(7)   Litigation

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

        FPI (Fabricated Products, Inc), a subsidiary of Doe Run received a judgment against it in a breach of contract/warranty action for damages arising from the sale of allegedly impure lead. The amount of the judgment was $4,300, including interest. See Note 8 for discussion of a settlement reached with the plaintiffs.

        Doe Run has been named in asbestos injury suits by two individuals against numerous companies, alleging that they were exposed to asbestos, including at the St. Joe Minerals Corporation (Doe Run's predecessor) premises. Doe Run was served a Writ of Summons in a third case filed in Pennsylvania in May 2003 but has not yet been served with a complaint, so few details of the case are known, including the alleged location of the exposure.

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

(8)   Subsequent Events

  Environmental Issues and Litigation

        An additional class action lawsuit for damages to natural resources and land owned by members of the Quapaw Tribe in Ottawa County, Oklahoma was filed on December 10, 2003 against seven companies, including Doe Run. See discussion of Ottawa County lawsuits in Note 7.

        In February 2004, FPI reached a settlement of the judgment received in the breach of contract/warranty case. See discussion of this lawsuit and judgment in Note 7.

        Six individuals filed an additional class action lawsuit against six companies, including Doe Run, in Ottawa County, Oklahoma on February 9, 2004. See discussion of Ottawa County lawsuits in Note 7. The Company is unable at this time to estimate the expected outcome and any final costs of this action.

        In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order ordering certain remediation activities by Doe Run at the Block "P" millsite, discussed in Note 6. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties.

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

  Recent Events

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

        On February 16, 2004, Doe Run Peru entered into an amendment of the its revolving credit facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance with all covenants relating to Doe Run Peru's revolving credit facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800. In the event Doe Run Peru's net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under Doe Run Peru's revolving credit facility by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed above, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in Doe Run Peru's revolving credit facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru's ability to comply with the net worth requirement.

        On April 9, 2004 Doe Run entered into an amendment of Doe Run's revolving credit facility. The amendment waives existing defaults and lowers the net worth requirement. The amendment became effective when waivers of default under the Term Note were received, as discussed below. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under Doe Run's revolving credit facility, as amended, through October 31, 2004.

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

(9)   Guarantor Subsidiaries

        The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (together, the Domestic Guarantors), Buick Resource Recycling Facility, LLC (whose assets were contributed by Doe Run in April 2003), Doe Run Cayman Ltd. (Doe Run Cayman) and its subsidiary Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the Unsecured Notes, Secured Notes and 11.75% Notes of the Company. Doe Run Cayman has no operations separate from those of Doe Run Peru. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors. Intercompany transactions eliminated in consolidation consist of various service and agency fees between Doe Run and Doe Run Peru and sales of metal to Doe Run by Doe Run Peru and to FPI by Doe Run.

Condensed Consolidating Balance Sheet (unaudited)
As of July 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$—	$8,024	$—	$8,024
Trade accounts receivable, net of allowance for doubtful accounts	37,396	—	3,075	19,777	(127)	60,121
Inventories	45,385	—	1,515	62,476	(40)	109,336
Prepaid expenses and other current assets	10,650	—	83	11,730	—	22,463
Due from subsidiaries	25,683	191	—	—	(25,874)	—

Total current assets	119,114	191	4,673	102,007	(26,041)	199,944
Property, plant and equipment, net	82,548	14,304	2,703	135,942	—	235,497
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	3,580	—	151	289	—	4,020
Investment in subsidiaries	(2,922)	—	—	—	2,922	—

Total assets	$341,383	$14,495	$7,527	$238,238	$(162,182)	$439,461

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$44,268	$—	$—	$2,708	$—	$46,976
Accounts payable	16,051	—	521	31,155	(128)	47,599
Accrued liabilities	34,434	—	1,857	21,560	—	57,851
Due to parent	191	—	7,966	17,716	(25,873)	—

Total current liabilities	94,944	—	10,344	73,139	(26,001)	152,426
Long-term debt, less current maturities	331,786	—	—	36,000	—	367,786
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	68,297	—	798	3,798	—	72,893

Total liabilities	495,027	—	11,142	252,000	(165,064)	593,105
Series A redeemable preferred stock	21,889	—	—	—	—	21,889
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	3,350	15,115	1,205	—	(16,320)	3,350
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(178,883)	(620)	(4,821)	(15,767)	21,208	(178,883)

Total shareholders' equity (deficit)	(175,533)	14,495	(3,615)	(13,762)	2,882	(175,533)

Total liabilities and shareholders' equity (deficit)	$341,383	$14,495	$7,527	$238,238	$(162,182)	$439,461

Condensed Consolidating Balance Sheet (unaudited)
As of April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$3,742	$—	$3,742
Trade accounts receivable, net of allowance for doubtful accounts	37,194	3,575	25,106	(316)	65,559
Inventories	43,964	1,432	65,536	(39)	110,893
Prepaid expenses and other current assets	9,339	94	9,214	—	18,647
Due from subsidiaries	24,350	—	—	(24,350)	—

Total current assets	114,847	5,101	103,598	(24,705)	198,841
Property, plant and equipment, net	99,783	3,059	136,175	—	239,017
Due from subsidiaries	139,063	—	—	(139,063)	—
Other noncurrent assets, net	4,184	148	322	—	4,654
Investment in subsidiaries	(10,268)	—	—	10,268	—

Total assets	$347,609	$8,308	$240,095	$(153,500)	$442,512

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$44,866	$—	$3,826	$—	$48,692
Accounts payable	19,383	771	25,571	(316)	45,409
Accrued liabilities	29,422	1,807	18,737	—	49,966
Due to parent	—	9,049	15,301	(24,350)	—

Total current liabilities	93,671	11,627	63,435	(24,666)	144,067
Long-term debt, less current maturities	327,621	—	40,000	—	367,621
Due to parent	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,925	828	3,679	—	72,432

Total liabilities	489,217	12,455	246,177	(163,729)	584,120
Series A redeemable preferred stock	21,264	—	—	—	21,264
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	3,975	1,205	—	(1,205)	3,975
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(166,847)	(5,353)	(8,087)	13,440	(166,847)

Total shareholders' equity (deficit)	(162,872)	(4,147)	(6,082)	10,229	(162,872)

Total liabilities and shareholders' equity (deficit)	$347,609	$8,308	$240,095	$(153,500)	$442,512

Condensed Consolidating Balance Sheet (unaudited)
As of January 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$8,209	$—	$8,209
Trade accounts receivable, net of allowance for doubtful accounts	36,966	4,239	19,864	(404)	60,665
Inventories	44,242	1,533	65,790	(92)	111,473
Prepaid expenses and other current assets	7,867	115	15,026	—	23,008
Due from subsidiaries	22,039	—	—	(22,039)	—

Total current assets	111,114	5,887	108,889	(22,535)	203,355
Property, plant and equipment, net	103,888	3,425	137,619	—	244,932
Due from subsidiaries	139,063	—	—	(139,063)	—
Other noncurrent assets, net	4,615	149	356	—	5,120
Investment in subsidiaries	(7,763)	—	—	7,763	—

Total assets	$350,917	$9,461	$246,864	$(153,835)	$453,407

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$30,551	$—	$4,537	$—	$35,088
Accounts payable	18,767	550	32,611	(404)	51,524
Accrued liabilities	27,189	1,703	20,017	—	48,909
Due to parent	—	9,160	12,879	(22,039)	—

Total current liabilities	76,507	11,413	70,044	(22,443)	135,521
Long-term debt, less current maturities	344,312	—	38,376	—	382,688
Due to parent	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,716	1,421	3,679	—	72,816

Total liabilities	488,535	12,834	251,162	(161,506)	591,025
Series A redeemable preferred stock	20,639	—	—	—	20,639
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	4,599	1,205	—	(1,205)	4,599
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(162,856)	(4,579)	(6,303)	10,882	(162,856)

Total shareholders' equity (deficit)	(158,257)	(3,373)	(4,298)	7,671	(158,257)

Total liabilities and shareholders' equity (deficit)	$350,917	$9,461	$246,864	$(153,835)	$453,407

Condensed Consolidating Balance Sheet
As of October 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$7,018	$—	$7,018
Trade accounts receivable, net of allowance for doubtful accounts	35,428	4,247	25,261	(158)	64,778
Inventories	42,931	1,226	59,211	(22)	103,346
Prepaid expenses and other current assets	7,665	109	11,819	—	19,593
Due from subsidiaries	20,187	—	—	(20,187)	—

Total current assets	106,211	5,582	103,309	(20,367)	194,735
Property, plant and equipment, net	107,375	3,782	138,510	—	249,667
Due from subsidiaries	139,063	—	—	(139,063)	—
Other noncurrent assets, net	5,254	151	389	—	5,794
Investment in subsidiaries	(6,478)	—	—	6,478	—

Total assets	$351,425	$9,515	$242,208	$(152,952)	$450,196

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$11,932	$—	$4,410	$—	$16,342
Accounts payable	21,645	600	26,789	(158)	48,876
Accrued liabilities	32,821	1,640	20,607	—	55,068
Due to parent	—	9,615	10,572	(20,187)	—

Total current liabilities	66,398	11,855	62,378	(20,345)	120,286
Long-term debt, less current maturities	347,617	—	38,259	—	385,876
Due to parent	—	—	139,063	(139,063)	—
Other noncurrent liabilities	64,581	1,424	5,200	—	71,205

Total liabilities	478,596	13,279	244,900	(159,408)	577,367
Series A redeemable preferred stock	20,000	—	—	—	20,000
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	2,005	(2,005)	—
Additional paid in capital	5,238	1,205	—	(1,205)	5,238
Retained earnings (accumulated deficit) and accumulated other comprehensive loss	(152,409)	(4,970)	(4,697)	9,667	(152,409)

Total shareholders' equity (deficit)	(147,171)	(3,764)	(2,692)	6,456	(147,171)

Total liabilities and shareholders' equity (deficit)	$351,425	$9,515	$242,208	$(152,952)	$450,196

Condensed Consolidating Statement of Operations (unaudited)
Nine Months Ended July 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$175,832	$—	$11,514	$313,645	$(8,666)	$492,325
Costs and expenses:
Cost of sales	150,990	—	8,897	299,593	(1,743)	457,737
Depletion, depreciation and amortization	13,031	810	1,084	8,621	—	23,546
Selling, general and administrative	11,558	—	1,574	14,376	(6,905)	20,603
Other	1,634	—	—	—	—	1,634
Unrealized (gain)/loss on derivatives	1,121	—	—	(108)	—	1,013

Total costs and expenses	178,334	810	11,555	322,482	(8,648)	504,533

Income (loss) from operations	(2,502)	(810)	(41)	(8,837)	(18)	(12,208)
Other income (expense):
Interest expense	(7,715)	—	(446)	(2,012)	383	(9,790)
Interest income	388	—	—	18	(383)	23
Other, net	(510)	191	7	(148)	—	(460)
Equity in earnings of subsidiaries	(12,188)	—	—	—	12,188	—

	(20,025)	191	(439)	(2,142)	12,188	(10,227)

Income (loss) before income tax expense	(22,527)	(619)	(480)	(10,979)	12,170	(22,435)
Income tax expense	—	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(22,527)	(619)	(480)	(10,979)	12,170	(22,435)
Cumulative effect of change in accounting principle	(3,848)	—	—	(92)	—	(3,940)

Net income (loss)	(26,375)	(619)	(480)	(11,071)	12,170	(26,375)
Cumulative preferred stock dividends	(1,889)	—	—	—	—	(1,889)

Net income (loss) allocable to common shares	$(28,264)	$(619)	$(480)	$(11,071)	$12,170	$(28,264)

Condensed Consolidating Statement of Operations (unaudited)
Nine Months Ended July 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$169,734	$13,121	$315,365	$(8,832)	$489,388
Costs and expenses:
Cost of sales	146,865	10,076	290,675	(1,933)	445,683
Depletion, depreciation and amortization	13,521	1,116	8,153	—	22,790
Selling, general and administrative	12,194	956	14,139	(6,901)	20,388
Other	584	—	181	—	765
Unrealized (gain)/loss on derivatives	(1,465)	(7)	68	—	(1,404)

Total costs and expenses	171,699	12,141	313,216	(8,834)	488,222

Income (loss) from operations	(1,965)	980	2,149	2	1,166
Other income (expense):
Interest expense	(30,314)	(492)	(12,371)	492	(42,685)
Interest income	11,067	—	44	(492)	10,619
Other, net	(1,950)	24	(311)	—	(2,237)
Equity in earnings of subsidiaries	(9,975)	—	—	9,975	—

	(31,172)	(468)	(12,638)	9,975	(34,303)

Income (loss) before income tax expense	(33,137)	512	(10,489)	9,977	(33,137)
Income tax expense	—	—	—	—	—

Net income (loss)	$(33,137)	$512	$(10,489)	$9,977	$(33,137)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended July 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$61,345	$—	$3,650	$107,024	$(2,815)	$169,204
Costs and expenses:
Cost of sales	50,718	—	2,935	106,355	(448)	159,560
Depletion, depreciation and amortization	3,690	810	357	2,748	—	7,605
Selling, general and administrative	4,986	—	275	4,962	(2,366)	7,857
Other	770	—	—	—	—	770
Unrealized (gain)/loss on derivatives	1,581	—	—	18	—	1,599

Total costs and expenses	61,745	810	3,567	114,083	(2,814)	177,391

Income (loss) from operations	(400)	(810)	83	(7,059)	(1)	(8,187)
Other income (expense):
Interest expense	(2,588)	—	(182)	(588)	119	(3,239)
Interest income	120	—	—	6	(119)	7
Other, net	(673)	191	2	(40)	—	(520)
Equity in earnings of subsidiaries	(8,398)	—	—	—	8,398	—

	(11,539)	191	(180)	(622)	8,398	(3,752)

Income (loss) before income tax expense	(11,939)	(619)	(97)	(7,681)	8,397	(11,939)
Income tax expense	—	—	—	—	—	—

Net income (loss)	(11,939)	(619)	(97)	(7,681)	8,397	(11,939)
Cumulative preferred stock dividends	(625)	—	—	—	—	(625)

Net income (loss) allocable to common shares	$(12,564)	$(619)	$(97)	$(7,681)	$8,397	$(12,564)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended July 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$60,873	$4,646	$109,584	$(3,091)	$172,012
Costs and expenses:
Cost of sales	56,578	3,461	101,960	(695)	161,304
Depletion, depreciation and amortization	4,434	373	2,835	—	7,642
Selling, general and administrative	4,682	355	4,713	(2,385)	7,365
Other	170	—	134	—	304
Unrealized (gain)/loss on derivatives	361	—	(126)	—	235

Total costs and expenses	66,225	4,189	109,516	(3,080)	176,850

Income (loss) from operations	(5,352)	457	68	(11)	(4,838)
Other income (expense):
Interest expense	(10,532)	(159)	(3,982)	159	(14,514)
Interest income	3,699	—	12	(159)	3,552
Other, net	(1,544)	24	97	—	(1,423)
Equity in earnings of subsidiaries	(3,494)	—	—	3,494	—

	(11,871)	(135)	(3,873)	3,494	(12,385)

Income (loss) before income tax expense	(17,223)	322	(3,805)	3,483	(17,223)
Income tax expense	—	—	—	—	—

Net income (loss)	$(17,223)	$322	$(3,805)	$3,483	$(17,223)

Condensed Consolidating Statement of Operations (unaudited)
Six Months Ended April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$114,487	$7,864	$206,621	$(5,851)	$323,121
Costs and expenses:
Cost of sales	100,272	5,962	193,238	(1,295)	298,177
Depletion, depreciation and amortization	9,341	727	5,873	—	15,941
Selling, general and administrative	6,572	1,299	9,414	(4,539)	12,746
Other	864	—	—	—	864
Unrealized (gain)/loss on derivatives	(460)	—	(126)	—	(586)

Total costs and expenses	116,589	7,988	208,399	(5,834)	327,142

Income (loss) from operations	(2,102)	(124)	(1,778)	(17)	(4,021)
Other income (expense):
Interest expense	(5,127)	(264)	(1,424)	264	(6,551)
Interest income	268	—	12	(264)	16
Other, net	163	5	(108)	—	60
Equity in earnings of subsidiaries	(3,790)	—	—	3,790	—

	(8,486)	(259)	(1,520)	3,790	(6,475)

Income (loss) before income tax expense	(10,588)	(383)	(3,298)	3,773	(10,496)
Income tax expense	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(10,588)	(383)	(3,298)	3,773	(10,496)
Cumulative effect of change in accounting principle	(3,848)	—	(92)	—	(3,940)

Net income (loss)	$(14,436)	$(383)	$(3,390)	$3,773	$(14,436)
Cumulative preferred stock dividends	(1,264)	—	—	—	(1,264)

Net income (loss) allocable to common shares	$(15,700)	$(383)	$(3,390)	$3,773	$(15,700)

Condensed Consolidating Statement of Operations (unaudited)
Six Months Ended April 30, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$108,861	$8,475	$205,781	$(5,741)	$317,376
Costs and expenses:
Cost of sales	90,287	6,615	188,715	(1,238)	284,379
Depletion, depreciation and amortization	9,087	743	5,318	—	15,148
Selling, general and administrative	7,512	601	9,426	(4,516)	13,023
Other	414	—	47	—	461
Unrealized (gain)/loss on derivatives	(1,826)	(7)	194	—	(1,639)

Total costs and expenses	105,474	7,952	203,700	(5,754)	311,372

Income from operations	3,387	523	2,081	13	6,004
Other income (expense):
Interest expense	(19,782)	(333)	(8,389)	333	(28,171)
Interest income	7,368	—	32	(333)	7,067
Other, net	(406)	—	(408)	—	(814)
Equity in earnings of subsidiaries	(6,481)	—	—	6,481	—

	(19,301)	(333)	(8,765)	6,481	(21,918)

Income (loss) before income tax expense	(15,914)	190	(6,684)	6,494	(15,914)
Income tax expense	—	—	—	—	—

Net income (loss)	$(15,914)	$190	$(6,684)	$6,494	$(15,914)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$59,044	$3,720	$104,315	$(2,969)	$164,110
Costs and expenses:
Cost of sales	51,165	3,063	97,830	(715)	151,343
Depletion, depreciation and amortization	4,690	367	2,937	—	7,994
Selling, general and administrative	2,317	800	4,749	(2,308)	5,558
Other	582	—	—	—	582
Unrealized (gain)/loss on derivatives	(466)	—	(23)	—	(489)

Total costs and expenses	58,288	4,230	105,493	(3,023)	164,988

Income (loss) from operations	756	(510)	(1,178)	54	(878)
Other income (expense):
Interest expense	(2,789)	(121)	(697)	121	(3,486)
Interest income	122	—	4	(121)	5
Other, net	282	—	87	—	369
Equity in earnings of subsidiaries	(2,361)	—	—	2,361	—

	(4,746)	(121)	(606)	2,361	(3,112)

Income (loss) before income tax expense	(3,990)	(631)	(1,784)	2,415	(3,990)
Income tax expense	—	—	—	—	—

Net income (loss)	$(3,990)	$(631)	$(1,784)	$2,415	$(3,990)
Cumulative preferred stock dividends	(625)	—	—	—	(625)

Net income (loss) allocable to common shares	$(4,615)	$(631)	$(1,784)	$2,415	$(4,615)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended April 30, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$54,895	$4,468	$104,326	$(2,849)	$160,840
Costs and expenses:
Cost of sales	46,689	3,418	97,357	(566)	146,898
Depletion, depreciation and amortization	4,576	371	2,699	—	7,646
Selling, general and administrative	4,123	292	4,650	(2,295)	6,770
Other	215	—	47	—	262
Unrealized (gain)/loss on derivatives	(329)	(7)	83	—	(253)

Total costs and expenses	55,274	4,074	104,836	(2,861)	161,323

Income (loss) from operations	(379)	394	(510)	12	(483)
Other income (expense):
Interest expense	(9,986)	(160)	(4,329)	274	(14,201)
Interest income	3,790	—	12	(274)	3,528
Other, net	(359)	—	(247)	—	(606)
Equity in earnings of subsidiaries	(4,289)	—	—	4,289	—

	(10,844)	(160)	(4,564)	4,289	(11,279)

Income (loss) before income tax expense	(11,223)	234	(5,074)	4,301	(11,762)
Income tax benefit	—	—	(539)	—	(539)

Net income (loss)	$(11,223)	$234	$(4,535)	$4,301	$(11,223)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$55,443	$4,144	$102,306	$(2,882)	$159,011
Costs and expenses:
Cost of sales	49,107	2,899	95,408	(580)	146,834
Depletion, depreciation and amortization	4,651	360	2,936	—	7,947
Selling, general and administrative	4,255	499	4,665	(2,231)	7,188
Other	282	—	—	—	282
Unrealized (gain)/loss on derivatives	6	—	(103)	—	(97)

Total costs and expenses	58,301	3,758	102,906	(2,811)	162,154

Income (loss) from operations	(2,858)	386	(600)	(71)	(3,143)
Other income (expense):
Interest expense	(2,338)	(143)	(727)	143	(3,065)
Interest income	146	—	8	(143)	11
Other, net	(119)	5	(195)	—	(309)
Equity in earnings of subsidiaries	(1,429)	—	—	1,429	—

	(3,740)	(138)	(914)	1,429	(3,363)

Income (loss) before income tax expense	(6,598)	248	(1,514)	1,358	(6,506)
Income tax expense	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(6,598)	248	(1,514)	1,358	(6,506)
Cumulative effect of change in accounting principle	(3,848)	—	(92)	—	(3,940)

Net income (loss)	$(10,446)	$248	$(1,606)	$1,358	$(10,446)
Cumulative preferred stock dividends	(639)	—	—	—	(639)

Net income (loss) allocable to common shares	$(11,085)	$248	$(1,606)	$1,358	$(11,085)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$53,966	$4,007	$101,455	$(2,892)	$156,536
Costs and expenses:
Cost of sales	43,598	3,197	91,358	(672)	137,481
Depletion, depreciation and amortization	4,511	372	2,619	—	7,502
Selling, general and administrative	3,389	309	4,776	(2,221)	6,253
Other	199	—	—	—	199
Unrealized (gain)/loss on derivatives	(1,497)	—	111	—	(1,386)

Total costs and expenses	50,200	3,878	98,864	(2,893)	150,049

Income from operations	3,766	129	2,591	1	6,487
Other income (expense):
Interest expense	(9,796)	(173)	(4,060)	59	(13,970)
Interest income	3,578	—	20	(59)	3,539
Other, net	(47)	—	(161)	—	(208)
Equity in earnings of subsidiaries	(2,192)	—	—	2,192	—

	(8,457)	(173)	(4,201)	2,192	(10,639)

Income (loss) before income tax expense	(4,691)	(44)	(1,610)	2,193	(4,152)
Income tax expense	—	—	539	—	539

Net income (loss)	$(4,691)	$(44)	$(2,149)	$2,193	$(4,691)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended July 31, 2003 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(15,372)	$(191)	$1,462	$5,488	$11,130	$2,517
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,672)	—	(5)	(7,666)	—	(12,343)
Investment in subsidiaries	11,130	—	—	—	(11,130)	—

Net cash provided by (used in) investing activities	6,458	—	(5)	(7,666)	(11,130)	(12,343)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	18,405	—	—	(700)	—	17,705
Payments on long-term debt	(3,131)	—	—	(3,260)	—	(6,391)
Payment of financing costs	(482)	—	—	—	—	(482)
Due to/due from parent/subsdiaries	(5,878)	191	(1,457)	7,144	—	—

Net cash provided by (used in) financing activities	8,914	191	(1,457)	3,184	—	10,832

Net increase in cash	—	—	—	1,006	—	1,006
Cash at beginning of period	—	—	—	7,018	—	7,018

Cash at end of period	$—	$—	$—	$8,024	$—	$8,024

Condensed Consolidating Statement of Cash Flows (unaudited)
Nine Months Ended July 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(3,131)	$1,516	$3,363	$9,976	$11,724
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,101)	(105)	(10,375)	—	(16,581)
Investment in subsidiaries	9,976	—	—	(9,976)	—

Net cash provided by (used in) investing activities	3,875	(105)	(10,375)	(9,976)	(16,581)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	614	—	13,800	—	14,414
Payments on long-term debt	(79)	—	(3,077)	—	(3,156)
Payment of deferred financing costs	(119)	—	—	—	(119)
Due to/due from parent/subsdiaries	(1,160)	(1,411)	2,571	—	—

Net cash provided by (used in) financing activities	(744)	(1,411)	13,294	—	11,139

Net increase in cash	—	—	6,282	—	6,282
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$12,545	$—	$12,545

Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(9,406)	$1,015	$(4,011)	$3,342	$(9,060)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,676)	(1)	(5,151)	—	(7,828)
Investment in subsidiaries	3,342	—	—	(3,342)	—

Net cash provided by (used in) investing activities	666	(1)	(5,151)	(3,342)	(7,828)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	15,907	—	3,300	—	19,207
Payments on long-term debt	(3,114)	—	(2,143)	—	(5,257)
Payment of financing costs	(338)	—	—	—	(338)
Due to/due from parent/subsdiaries	(3,715)	(1,014)	4,729	—	—

Net cash provided by (used in) financing activities	8,740	(1,014)	5,886	—	13,612

Net decrease in cash	—	—	(3,276)	—	(3,276)
Cash at beginning of period	—	—	7,018	—	7,018

Cash at end of period	$—	$—	$3,742	$—	$3,742

Condensed Consolidating Statement of Cash Flows
Six Months Ended April 30, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(1,299)	$874	$(2,180)	$6,481	$3,876
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,363)	(57)	(7,883)	—	(12,303)
Investment in subsidiaries	6,481	—	—	(6,481)	—

Net cash provided by (used in) investing activities	2,118	(57)	(7,883)	(6,481)	(12,303)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	(1,335)	—	8,000	—	6,665
Payments on long-term debt	(52)	—	(2,079)	—	(2,131)
Payment of deferred financing costs	(119)	—	—	—	(119)
Due to/due from parent/subsdiaries	687	(817)	130	—	—

Net cash provided by (used in) financing activities	(819)	(817)	6,051	—	4,415

Net decrease in cash	—	—	(4,012)	—	(4,012)
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$2,251	$—	$2,251

Condensed Consolidating Statement of Cash Flows
Three Months Ended January 31, 2003 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(12,162)	$456	$2,298	$1,285	$(8,123)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,683)	(1)	(3,658)	—	(5,342)
Investment in subsidiaries	1,285	—	—	(1,285)	—

Net cash provided by (used in) investing activities	(398)	(1)	(3,658)	(1,285)	(5,342)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	14,438	—	1,300	—	15,738
Payments on long-term debt	(26)	—	(1,056)	—	(1,082)
Due to/due from parent/subsdiaries	(1,852)	(455)	2,307	—	—

Net cash provided by (used in) financing activities	12,560	(455)	2,551	—	14,656

Net increase in cash	—	—	1,191	—	1,191
Cash at beginning of period	—	—	7,018	—	7,018

Cash at end of period	$—	$—	$8,209	$—	$8,209

Condensed Consolidating Statement of Cash Flows
Three Months Ended January 31, 2002 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$4,180	$1,403	$(5,812)	$2,192	$1,963
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,302)	(5)	(2,438)	—	(4,745)
Investment in subsidiaries	2,192	—	—	(2,192)	—

Net cash used in investing activities	(110)	(5)	(2,438)	(2,192)	(4,745)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	(4,312)	—	8,000	—	3,688
Payments on long-term debt	(26)	—	(1,067)	—	(1,093)
Payment of deferred financing costs	(100)	—	—	—	(100)
Due to/due from parent/subsdiaries	368	(1,398)	1,030	—	—

Net cash provided by (used in) financing activities	(4,070)	(1,398)	7,963	—	2,495

Net decrease in cash	—	—	(287)	—	(287)
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$5,976	$—	$5,976

DOE RUN PERU S.R.L.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002
	(unaudited)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash	$8,024	$3,742	$8,209	$7,018
Trade accounts receivable, net of allowance for doubtful accounts	19,777	25,106	19,864	25,261
Inventories	62,476	65,536	65,790	59,211
Prepaid expenses and other current assets	11,730	9,214	15,026	11,819

Total current assets	102,007	103,598	108,889	103,309
Property, plant and equipment, net	135,942	136,175	137,619	138,510
Other noncurrent assets, net	289	322	356	389

Total assets	$238,238	$240,095	$246,864	$242,208

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2,708	$3,826	$4,537	$4,410
Accounts payable	31,155	25,571	32,611	26,789
Accrued liabilities	21,560	18,737	20,017	20,607
Due to parent	17,716	15,301	12,879	10,572

Total current liabilities	73,139	63,435	70,044	62,378
Long-term debt, less current maturities	36,000	40,000	38,376	38,259
Due to parent	139,063	139,063	139,063	139,063
Other noncurrent liabilities	3,798	3,679	3,679	5,200

Total liabilities	252,000	246,177	251,162	244,900
Shareholders' deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares issued and outstanding	2,005	2,005	2,005	2,005
Accumulated deficit and other comprehensive loss	(15,767)	(8,087)	(6,303)	(4,697)

Total shareholders' deficit	(13,762)	(6,082)	(4,298)	(2,692)

Total liabilities and shareholders' deficit	$238,238	$240,095	$246,864	$242,208

The accompanying notes are an integral part of these consolidated financial statements.

DOE RUN PERU S.R.L.
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,		Three Months Ended July 31,		Six Months Ended April 30,		Three Months Ended April 30,		Three Months Ended January 31,
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Net sales	$313,645	$315,365	$107,024	$109,584	$206,621	$205,781	$104,315	$104,326	$102,306	$101,455
Costs and expenses:
Cost of sales	299,593	290,675	106,355	101,960	193,238	188,715	97,830	97,357	95,408	91,358
Depletion, depreciation and amortization	8,621	8,153	2,748	2,835	5,873	5,318	2,937	2,699	2,936	2,619
Selling, general and administrative	14,376	14,139	4,962	4,713	9,414	9,426	4,749	4,650	4,665	4,776
Other	—	181	—	134	—	47	—	47	—	—
Unrealized (gain)/loss on derivatives	(108)	68	18	(126)	(126)	194	(23)	83	(103)	111

Total costs and expenses	322,482	313,216	114,083	109,516	208,399	203,700	105,493	104,836	102,906	98,864

Income (loss) from operations	(8,837)	2,149	(7,059)	68	(1,778)	2,081	(1,178)	(510)	(600)	2,591
Other income (expense):
Interest expense	(2,012)	(12,371)	(588)	(3,982)	(1,424)	(8,389)	(697)	(4,329)	(727)	(4,060)
Interest income	18	44	6	12	12	32	4	12	8	20
Other, net	(148)	(311)	(40)	97	(108)	(408)	87	(247)	(195)	(161)

	(2,142)	(12,638)	(622)	(3,873)	(1,520)	(8,765)	(606)	(4,564)	(914)	(4,201)

Loss before income tax expense	(10,979)	(10,489)	(7,681)	(3,805)	(3,298)	(6,684)	(1,784)	(5,074)	(1,514)	(1,610)
Income tax (benefit) expense	—	—	—	—	—	—	—	(539)	—	539

Loss before extraordinary item and cumulative effect of change in accounting principle	(10,979)	(10,489)	(7,681)	(3,805)	(3,298)	(6,684)	(1,784)	(4,535)	(1,514)	(2,149)
Cumulative effect of change in accounting principle, net of income tax benefit	(92)	—	—	—	(92)	—	—	—	(92)	—

Net loss	$(11,071)	$(10,489)	$(7,681)	$(3,805)	$(3,390)	$(6,684)	$(1,784)	$(4,535)	$(1,606)	$(2,149)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended July 31,		Six Months Ended April 30,		Three Months Ended January 31,
	2003	2002	2003	2002	2003	2002
Net cash provided by (used in) operating activities	$5,488	$3,363	$(4,011)	$(2,180)	$2,298	$(5,812)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,666)	(10,375)	(5,151)	(7,883)	(3,658)	(2,438)

Net cash used in investing activities	(7,666)	(10,375)	(5,151)	(7,883)	(3,658)	(2,438)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	(700)	13,800	3,300	8,000	1,300	8,000
Payments on long-term debt	(3,260)	(3,077)	(2,143)	(2,079)	(1,056)	(1,067)
Loans with parent	7,144	2,571	4,729	130	2,307	1,030

Net cash provided by financing activities	3,184	13,294	5,886	6,051	2,551	7,963

Net increase/(decrease) in cash	1,006	6,282	(3,276)	(4,012)	1,191	(287)
Cash at beginning of period	$7,018	$6,263	$7,018	$6,263	$7,018	$6,263

Cash at end of period	$8,024	$12,545	$3,742	$2,251	$8,209	$5,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands)

(1)   Summary of Significant Accounting Policies

  Unaudited Interim Financial Statements

        These interim condensed consolidated financial statements include the accounts of Doe Run Peru S.R.L (Doe Run Peru or the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2003, April, 30, 2003 and July 31, 2003 and results of operations for the three-month period ended January 31, 2003 and 2002, the three and six-month periods ended April 30, 2003 and 2002 and the three and nine-month periods ended July 31, 2003 and 2002. All material intercompany balances and transactions have been eliminated. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to the current year presentation.

(2)   Inventories

        Inventories consist of the following:

	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002
Finished metals and concentrates	$5,906	$3,246	$3,508	$1,495
Metals and concentrates in process	44,736	50,023	49,704	44,517
Materials, supplies and repair parts	11,834	12,267	12,578	13,199

	$62,476	$65,536	$65,790	$59,211

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $332 at July 31, 2003, April 30, 2003, January 31, 2003 and October 31, 2002.

(3)   Debt

        Subsequent to July 31, 2003, Doe Run Peru defaulted on its net worth covenant contained in its revolving credit agreement. These defaults continued until the agreements were amended in the second quarter of fiscal 2004. See discussion in Note 6 regarding amendments to this agreement.

(4)   Asset Retirement and Environmental Obligations

  Asset Retirement Obligations

        On November 1, 2002 Doe Run Peru adopted Statement No. 143 "Accounting for Asset Retirement Obligations" (Statement No. 143). With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset's carrying value and will be depreciated over the asset's useful life.

        Doe Run Peru also has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

        The following table summarizes the balance sheet impact associated with the adoption of Statement No. 143:

	October 31, 2002 As Reported	SFAS No. 143 Adoption Impact	November 1, 2002 After Adoption
Property, plant and equipment	$183,910	$(2,523)	$181,387
Accumulated depreciation	(45,400)	910	(44,490)

Property, plant and equipment, net	138,510	(1,613)	136,897

Liability for asset retirement obligations	3,606	(1,521)	2,085

Cumulative effect of change in accounting principle	—	(92)	(92)

        The pro forma effects of the application of Statement No. 143 on net income/(loss) are insignificant.

        The pro forma asset retirement obligation liability balance at October 31, 2001 as if Statement No. 143 had been adopted at that date is $1,740.

        The following illustrates the activity pertaining to the AROs for the period ended July 31, 2003.

AROs as of October 31, 2002	$3,606
Transition adjustment	(1,521)
Accretion expense	119

AROs as of July 31, 2003	$2,204

  Environmental

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

  •
  Improve the zinc ferrite disposal site

  •
  Domestic wastewater treatment and domestic waste disposal

  •
  Monitoring station

        Through July 31, 2003, Doe Run Peru had spent approximately $36,300 on projects under the La Oroya PAMA.

        Estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost
2003	$9,350
2004	12,800
2005	53,500
2006	67,700

$143,350

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

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru had spent approximately $10,000 under the PAMA as of July 31, 2003. On July 3, 2002, the government of Peru enacted the Supreme Decree No. 022-2002-EM, extending the PAMA for all companies not yet in compliance with their PAMA for a period of not less than 12 months, and up to 18 months if approved by MEM. Companies not in compliance at the end of the extension period would have an additional period to close their operations. Doe Run Peru has received approval from MEM to extend the date of required compliance with the PAMA to April of 2004, and has a request pending to extend the compliance period for the full 18 months allowed by the Supreme Decree. Doe Run Peru expects that it will complete its PAMA requirements by the end of June 2004 including a mine water treatment system and by making a surface paste fill from tailings. If the extension is not granted, Doe Run Peru may be subject to legal redress in the form of fines, which management does not believe will be material. Ore reserves are now estimated to be approximately four years at current production levels and space has been identified to store the associated tailings.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of all periods presented.

(5)   Financial Condition

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

        As discussed in Note 4, Doe Run Peru is proceeding with efforts to identify alternative methods of achieving compliance with environmental requirements. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru intends to submit a request in 2004 to modify its existing requirements. There can be no assurance that the alternatives will be approved by the Peruvian government or that they will achieve compliance in the timeframe required. If the La Oroya smelter does not operate within the required limits after December 31, 2006, Doe Run Peru could be forced to cease operations at the La Oroya smelter.

        Doe Run Peru implemented cost savings during fiscal 2003 and accelerated cash receipts, as well as other measures, to improve its liquidity. In addition, the retirement of Doe Run Peru's loan from a foreign bank reduced Doe Run Peru's interest payments by approximately $14,000 per year. These changes improved Doe Run Peru's cash flow and availability of borrowings under the revolving credit facility in the first nine months of 2003.

        Doe Run Peru's ability to pay fees to Doe Run is limited by Doe Run Peru's revolving credit facility, unless Doe Run Peru meets an excess cash flow test. Due to Doe Run Peru's lack of liquidity, no payments for fees were made during the first nine months of 2003, although payments of $4,000 annually were allowed for 2003 under Doe Run Peru's revolving credit facility. In addition, beginning in 2003, Doe Run will not receive approximately $14,000 per year in interest income from a deposit that was surrendered to retire Doe Run Peru's loan from a foreign bank. The deposit, plus unpaid interest, was replaced in September 2002 by an intercompany note that does not bear interest during the term of Doe Run Peru's revolving credit facility. These factors along with five years of low metals prices have affected Doe Run's liquidity.

(6)   Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein, as well as the Company's Form 10K for the year ended October 31, 2003 filed June 2, 2004.

Financial Position and Liquidity

        A discussion of changes in the Company's financial condition and liquidity is incorporated by reference to Item 7 in the Company's Form 10K for the year ended October 31, 2003 filed June 2, 2004.

        On March 21, 2003 Renco and the lenders of a term note (Term Note) entered into an Assignment and Acceptance Agreement whereby The Renco Group, Inc. (Renco), the indirect owner of all of Doe Run's capital stock, purchased all of the rights of the agent and lenders under the Term Note. Accordingly, Renco became the agent and lender under the Term Note with the identical rights to payment of interest, principal and fees and to the same collateral as had the previous lenders. Furthermore, Renco, in its capacity as agent and lender under the credit facility waived certain existing and impending defaults, including, among other things, Doe Run's failure to provide the lender with certain reports and failure to comply with a financial covenant.

        Effective March 27, 2003 the Company entered into an amendment to the loan agreement governing the Doe Run's revolving credit facility, which reduced the level of consolidated net worth that the Company is required to maintain. Pursuant to the amendment, the lenders waived an event of default resulting from the failure of Doe Run to maintain a financial covenant and an event of default resulting from the failure of Doe Run to deliver timely financial reports.

        During fiscal 2003, subsequent to the waivers and amendments discussed above, Doe Run failed to meet certain financial and reporting covenant requirements contained in the Doe Run's revolving credit facility and the Term Note. On April 9, 2004 Doe Run entered into an amendment of its revolving credit facility. The amendment waives existing defaults and lowers the net worth requirement. The amendment became effective when waivers of default under the Term Note were received, as discussed below. On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waives existing defaults and amends various covenant requirements, among other things. The amendment also requires that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates have subsequently been extended. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under Doe Run's revolving credit facility and the Term Note, as amended, through October 31, 2004. As a result of these defaults, the balance under the Term Note is reflected in current maturities of long-term debt in the Company's balance sheet at January 31, 2003, April 30, 2003 and July 31, 2003. Because the agreement governing Doe Run's revolving credit facility requires a lockbox for cash receipts and contains a subjective acceleration clause, loans are classified as current in the Company's condensed consolidated balance sheet for all periods presented.

        On May 7, 2004, Doe Run received a notice of default from the trustee of its 11.75% Notes that it is in default of the indenture requirements. The notice gives Doe Run 30 days from the date of receipt of the notice to remedy such defaults by filing its quarterly and annual reports for the 2003 fiscal year with the SEC and to provide a written statement from the Company's independent certified public accountants indicating whether any defaults have come to their attention. If the defaults are not remedied within 30 days of receipt of the notice, the trustee may declare all unpaid principal and interest immediately payable. Management intends to remedy the defaults in the timeframe required.

        In fiscal 2003, after July 31, 2003, Doe Run Peru failed to meet certain financial and reporting covenant requirements contained in Doe Run Peru's revolving credit facility. On February 16, 2004, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced during fiscal 2003, management expects to remain in compliance with all covenants relating to Doe Run Peru's revolving credit facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2.8 million. To the extent Doe Run Peru's net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under Doe Run Peru's revolving credit facility by the amount of the difference between the required and the actual net worth.

        On December 26, 2003, the Peru tax authority, SUNAT notified Doe Run Peru of an income tax assessment for the 1998 tax year. Discussion of this assessment is incorporated by reference to Item 7 in the Company's Form 10K for the year ended October 31, 2003 filed June 2, 2004. If Doe Run Peru is not successful with its administrative appeal of the tax assessment, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in the Doe Run Peru's revolving credit facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru's ability to comply with the net worth requirement.

Results of Operations

        For the nine months ended July 31, 2003 (the 2003 period) the Company reported a decreased net loss compared to the nine months ended July 31, 2002 (the 2002 period). The decreased net loss was primarily due to lower net interest expense, offset by a loss from operations in the 2003 period and a charge for the cumulative effect of change in accounting principle recorded in the 2003 period related to the adoption of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (Statement No. 143) See "Item 1. Financial Statements and Supplementary Data—Note 6 to the Company's Condensed Consolidated Financial Statements" for a discussion of Statement No. 143. The lower net interest expense was the result of the restructuring of the Company's public debt in October 2002. The loss from operations in the 2003 period, compared to income in the 2002 period, was the result of lower sales volume and higher costs related to a shortage of concentrates impacting production and feedstock costs at the La Oroya smelter.

        The Company's realized prices for metal sales remained low through the 2003 period. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended
							Nine Months Ended July 31,
	January 31,		April 30,		July 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Average Prices
Lead ($/short ton)	$402.20	$449.20	$414.20	$433.60	$438.40	$404.67	$418.60	$428.73
Copper ($/short ton)	1,460.20	1,331.20	1,491.00	1,441.80	1,526.60	1,461.40	1,493.00	1,410.49
Zinc ($/short ton)	708.40	703.20	704.80	725.20	725.00	705.00	713.00	710.69
Silver ($/troy ounce)	4.65	4.33	4.56	4.51	4.69	4.84	4.63	4.56

        As domestic lead metal sales continued to be weak during 2003, the Company altered its marketing and production strategies for its domestic operations during the period and reduced its production increasing exports of lead metal. See discussion of the impact on net sales for the period below.

        Lead prices began recovering in the third quarter after hitting a recent historic low in April 2003. Metal prices rose sharply during the fourth quarter of 2003 and have continued their increase into fiscal 2004. The recent price increase reflects a significant tightening in the worldwide lead supply.

        Low lead, zinc and copper prices in the preceding five years have induced mine closures and cutbacks and slowed development of new copper, zinc and lead projects. In addition, new smelting capacity has come on stream in China and India, increasing demand for concentrates. As a result, supplies of lead, zinc and copper concentrates have been very tight. Smelters competing for concentrates in this tight market have driven treatment charges and penalties down significantly and this decline has negatively impacted profitability of the Company's La Oroya smelter.

        Most of La Oroya's feed supply is secured from the Peruvian domestic market. The effects of low metals prices in the preceding five years have caused some of Doe Run Peru's suppliers to suffer financial distress, which in some cases caused production shortfalls. As a result, deliveries of lead, copper and zinc concentrates to La Oroya from the main Peruvian suppliers were significantly below the contracted amounts during the 2003 period. Doe Run Peru replaced a portion of this shortfall with concentrates from other suppliers, but the total receipts of lead, zinc and copper concentrates for the period were less than the planned amounts. In addition, the resulting changes in concentrate mix and erratic deliveries adversely affected metal production and the cost of spot purchases increased La Oroya's feed cost. With improved metal prices beginning in the fourth quarter of 2003, the financial condition of La Oroya's traditional suppliers has improved and concentrate receipts for fiscal year 2004 are expected to meet planned levels. However, current market conditions remain tight, and it is possible that the smelter could experience difficulties obtaining economically suitable concentrate feed.

        The following table sets forth the Company's production statistics for the periods indicated:

	Three Months Ended
							Nine Months Ended July 31,
	January 31,		April 30,		July 31,
	2003	2002	2003	2002	2003	2002	2003	2002
U.S. Operations
Lead metal—primary (short tons)	71,241	71,161	69,739	72,351	73,378	72,838	214,379	216,350
Lead metal—secondary (short tons)	36,966	38,191	33,364	38,566	39,761	36,558	110,091	113,315
Lead concentrates (metal content, short tons)	72,018	76,961	73,174	78,577	76,581	74,803	221,773	230,341
Ore Production (000's of dry short tons)	1,150	1,220	1,178	1,334	1,160	1,240	3,489	3,797
Ore grade	6.41%	6.51%	6.37%	6.05%	6.80%	6.23%	6.53%	6.25%
Doe Run Peru Operations
Refined copper (short tons)	17,122	18,215	17,750	17,756	17,294	18,254	52,166	54,225
Refined lead (short tons)	30,042	33,280	28,147	31,739	31,483	34,089	89,672	99,108
Refined zinc (short tons)	20,680	21,851	20,372	21,125	19,704	21,389	60,755	64,365
Refined silver (thousands of troy ounces)	8,701	8,750	8,496	8,111	8,889	8,825	26,086	25,686
Refined gold (thousands of troy ounces)	20	22	24	23	23	22	67	68
Copper concentrates (metal content, short tons)	4,531	4,820	4,400	4,066	4,514	4,180	13,446	13,066
Ore Grade (copper content)	1.10%	1.07%	1.12%	1.00%	1.07%	0.98%	1.10%	1.02%

        As a part of the Company's plan to reduce production costs and improve efficiency at the Company's U.S. mining operations, manpower was reduced approximately 10% in the 2003 period compared to the respective period of the prior year. Ore production for the quarters of the 2003 period was lower than the quarters of the 2002 period, as planned in order to improve costs, while the lead grade of ore improved slightly. The Company's primary smelter operations performed well during the period.

        Production at the Company's Buick secondary operation declined for the 2003 period compared to the 2002 period. Coke distribution problems in the blast furnace and mechanical problems with the reverb furnace occurred in the first quarter of 2003 with the reverb furnace being rebuilt during the second quarter of 2003, resulting in production improvement in the third quarter of 2003.

        At the La Oroya metallurgical complex, production of copper, lead, zinc and gold in 2003 was less than in 2002. These declines did not result from operational problems, but were attributable to the difficulties in obtaining economically suitable feed concentrate material discussed above. At the Cobriza copper mining operation, ore grade improved and, as a result, production of metal contained in concentrates improved compared to the 2002 period.

        The Company's results of operations include the results of the Company's U.S. operations and Doe Run Peru. In order to provide a more meaningful analysis, the results attributable to Doe Run Peru operations will be noted and discussed separately under "Results of Doe Run Peru Operations".

        Net sales increased in the 2003 period compared to the 2002 period, due to an increase in sales volumes of lead metal for the Company's U.S. operations and partially offset by a lower realized price for lead metal and lower sales for Doe Run Peru. U.S. operation's lead metal sales volume in the first and second quarters of 2003 were 22.6% and 14.0% higher that the comparable 2002 quarters, primarily due to an increase in export sales. The benefit from the higher volumes was offset by the lower lead metal net realized prices in the first two quarters of the 2003 period than in the 2002 period. Net sales for the Company's U.S. operations were flat for the third quarter 2003 compared to the same quarter of 2002 as 2003 lead metal sales volume was 7.8% lower, due to timing of customer shipments, but the net realized price for lead was higher, due to the rise in the LME price in that quarter.

        Cost of sales for the 2003 period increased compared to the 2002 period. Increases were attributable to Doe Run Peru operations as well as the U.S. operations. The increased sales volume of lead metal for the U.S. operations in the first two quarters resulted in higher cost of sales. This increase was partially offset by lower lead metal unit production costs. Spending for labor costs, outside services and repair costs were lower, offsetting increased energy costs and worker's compensation costs. Lower headcount associated with production changes in the primary operations resulted in the lower labor costs. Lower feed cost at the Buick secondary smelter also contributed to the reduction in unit production cost.

        Selling, general and administrative costs increased slightly for the 2003 period, compared to the 2002 period, due primarily to the U.S. operations. The increase in selling, general and administrative expenses for U.S. operations is primarily the result of higher legal costs and the recognition of various liability claims partially offset by insurance proceeds received in the second quarter of 2003 for the reimbursement of various legal costs incurred in prior periods.

        Unrealized losses on derivatives are related to the change in fair market value of derivative financial instruments. The losses in the 2003 period were generated in the third quarter of 2003 and resulted from an increase in the quantities of metal under contracts outstanding, and the increase in the LME price of lead metal in the third quarter.

        Interest expense declined substantially in the 2003 period, compared to the prior year. The declines in interest expense in the U.S. are attributable to the October 29, 2002 restructuring of Doe Run's public debt and the related accounting treatment and Doe Run Peru's retirement of a $125.0 million note payable to a foreign bank on September 12, 2002.

        Interest income for the 2003 period decreased compared to the 2002 period due to the tender of Doe Run's $125.0 million deposit to retire Doe Run Peru's note payable to a foreign bank.

        Other, net expense in the 2003 period decreased from the 2002 period because of accrued expenses in 2002 relating to the restructuring that occurred October 29, 2002.

        Cumulative effect of change in accounting principle relates to the adoption of Statement No. 143.

Results of Doe Run Peru Operations

        Net sales for the 2003 period decreased compared to the 2002 period, primarily due to lower sales volumes for copper, lead, zinc and gold, partially offset by increased silver sales volume and by higher realized prices for copper, zinc, silver and gold. The volume declines, which were the result of the decrease in smelter production discussed above, reduced net sales approximately $13.5 million. Higher realized prices for gold bullion, copper and silver, following similar increases in market prices, increased net sales by $9.2 million. The higher silver sales volume resulted in an increase of $2.0 million in net sales compared to the prior year. For the first and second quarters, net sales increased modestly compared to the prior year, as the impact of higher metal prices was slightly greater than the effect of lower sales volumes. In the third quarter of 2003, silver prices declined while sales volumes continued to be unfavorable which caused net sales to decline $2.6 million in the third quarter of 2003 quarter compared to the 2002 quarter.

        Cost of sales increased from the 2002 period to the 2003 period, due to higher feed cost and higher unit conversion costs at La Oroya, partially offset by reduced sales volume and lower production cost at the Cobriza copper mining operation. Feed costs were higher due to the increases in market prices for copper, zinc, silver and gold and to significantly lower treatment charges allowed the smelter for processing the concentrates purchased. Lead, zinc and copper concentrate treatment charges declined 14%, 13% and 15%, respectively in 2003, due to the very tight supply situation for concentrates in the world market. Unit conversion costs at La Oroya increased primarily due to the reduced production volume and higher fuel costs. Unit production costs at Cobriza declined approximately 10% due to a combination of increased production of metal contained in concentrates and lower operating costs. The increases in cost of sales were greater during the first and third quarters of 2003, primarily because the impact of metal price increases was more significant during those quarters. In addition, conversion costs were higher in the third quarter primarily due to increased costs for repairs and fuel.

        Interest expense decreased in the 2003 period, compared to the prior year, primarily due to the retirement of the $125.0 note payable to a foreign bank, on September 12, 2002.

        Cumulative effect of change in accounting principle in the 2003 period relates to the adoption of Statement No. 143.

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

Item 4. Controls and Procedures.

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of July 31, 2003 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings

        A discussion of litigation is incorporated by reference to Item 3 in the Company's Form 10K for the year ended October 31, 2003 filed June 2, 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

        A discussion of matters submitted to a vote of the security holder is incorporated by reference to Item 4 in the Company's Form 10K for the year ended October 31, 2003 filed June 2, 2004.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits.

31	Certifications pursuant to Section 302 of the Sarbannes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbannes-Oxley Act of 2002
(b)
Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION Registrant
Date June 4, 2004	/s/ DAVID A. CHAPUT David A. Chaput Chief Financial Officer (duly authorized officer and principal financial officer)