Form 10-Q
period 2003-04-30
DOE RUN RESOURCES CORP
filed 2004-06-04
CIK 1061112

Use these links to rapidly review the document
THE DOE RUN RESOURCES CORPORATION INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2003
Or
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