Form 10-Q
period 2004-01-31
DOE RUN RESOURCES CORP
filed 2004-07-30
CIK 1061112

Use these links to rapidly review the document
THE DOE RUN RESOURCES CORPORATION INDEX TO FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly periods ended January 31, 2004
Or
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

        Note: The Registrant files pursuant to an indenture, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

        Number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2004:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-Q

Part I
Item 1.	Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
Part II
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	January 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$12,243	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	59,979	56,659
Inventories	105,055	95,680
Prepaid expenses and other current assets	35,445	21,531

Total current assets	212,722	190,664
Property, plant and equipment, net	228,769	230,367
Other noncurrent assets, net	4,596	5,496

Total assets	$446,087	$426,527

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$83,249	$78,117
Accounts payable	72,990	48,392
Accrued liabilities	86,671	84,483

Total current liabilities	242,910	210,992
Long-term debt, less current maturities	330,586	330,579
Other noncurrent liabilities	72,432	71,508

Total liabilities	645,928	613,079
Series A redeemable preferred stock, $1,000 par value, 5,000 authorized, 2,000 shares issued and outstanding; liquidation and redemption value	23,139	22,514
Shareholder's deficit:
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued, and outstanding	—	—
Additional paid-in capital	2,100	2,724
Accumulated deficit	(187,368)	(173,523)
Accumulated other comprehensive losses	(37,712)	(38,267)

Total shareholder's deficit	(222,980)	(209,066)

Total liabilities and shareholder's deficit	$446,087	$426,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended January 31,
	2004	2003
Net sales	$190,004	$159,011
Costs and expenses:
Cost of sales	178,411	146,834
Depreciation, depletion and amortization	6,465	7,947
Selling, general and administrative	9,126	7,188
Unrealized (gain) loss on derivative financial instruments	5,024	(97)
Other	1,031	318

Total costs and expenses	200,057	162,190

Loss from operations	(10,053)	(3,179)
Other income (expense):
Interest expense, net	(3,177)	(3,054)
Other, net	(50)	(273)

	(3,227)	(3,327)

Loss before income tax expense	(13,280)	(6,506)
Income tax expense	565	—

Loss before cumulative effect of change in accounting principle	(13,845)	(6,506)
Cumulative effect of change in accounting principle, net of income tax benefit	—	(3,940)

Net loss	$(13,845)	$(10,446)
Cumulative preferred stock dividends	(625)	(639)

Net loss allocable to common shares	$(14,470)	$(11,085)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(13,845)	$(10,446)
Cumulative effect of change in accounting principle	—	3,940
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	6,465	7,947
Imputed interest and amortization of deferred financing costs	1,372	1,062
Unrealized (gain) loss on derivative financial instruments	5,024	(97)
Decrease resulting from other changes in assets and liabilities:	(2,058)	(10,529)

Net cash used in operating activities	(3,042)	(8,123)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,543)	(5,342)

Net cash used in investing activities	(5,543)	(5,342)
Cash flows from financing activities:
Proceeds from revolving loans and short term borrowings, net	5,245	15,738
Payments on long-term debt	(1,211)	(1,082)

Net cash provided by financing activities	4,034	14,656

Net increase (decrease) in cash	(4,551)	1,191
Cash at beginning of period	16,794	7,018

Cash at end of period	$12,243	$8,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1) Summary of Significant Accounting Policies

  Unaudited Interim Financial Statements

        These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run's issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2004 and the results of operations for the three month periods ended January 31, 2004 and 2003. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain prior year balances have been reclassified in order to conform to current presentation.

(2) Financial Condition

        The Company has had recurring losses over several years, primarily the result of the declining treatment charges discussed below and low metal prices. Doe Run's liquidity has been affected by these factors, as well as Doe Run Peru's liquidity. Doe Run failed to meet certain financial covenant requirements contained in its revolving credit agreement and a term note (the Term Note) and Doe Run Peru failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, which defaults continued at January 31, 2004. These agreements were amended in the second quarter of fiscal 2004. See discussion of amendments in Note 7. As discussed in Notes 4 and 5, the Company has uncertainties related to environmental and litigation matters. These issues combined raise substantial doubt about the Company's ability to continue as a going concern.

        The Company's auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that express substantial doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to the factors noted above.

        Doe Run Peru's results of operations and liquidity have been severely impacted by declining treatment charges that Doe Run Peru receives for processing raw materials resulting from a shortage in the global supply of concentrates. During 2004, deliveries of copper concentrates to the La Oroya smelter were lower than the prior year. If shortages result in a significant interruption in feed supply, a material reduction in the production of metals from La Oroya or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        As discussed in Note 4 (see terms defined therein), Doe Run Peru is proceeding with efforts to identify alternative methods of achieving compliance with environmental requirements. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru submitted a request in July 2004 to modify its existing requirements. There can be no assurance that the alternatives will be approved by the Peruvian government or that they will achieve compliance in the timeframe required. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the

PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or the La Oroya smelter does not operate within the required limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

        Doe Run Peru has implemented cost savings, including a reduction of approximately 10% of its workforce, acceleration of cash receipts, as well as other measures, to improve its liquidity. Doe Run Peru's ability to pay fees to Doe Run is currently limited by Doe Run Peru's revolving credit facility to $2,800 through September 2004, and $4,000 for the calendar year ended December 31, 2004, unless Doe Run Peru meets an excess cash flow test. Doe Run received $2,000 in the second quarter and expects to receive another $2,000 in October 2004.

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

        In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November, 2003 and will sell any concentrates on the open market that are not required to maintain production at its Herculaneum smelter. Headcount at the Glover smelter decreased from 163 employees at October 31, 2003 to 11 employees at January 31, 2004. The Company recorded a severance liability related to Glover employees of approximately $1,400 at October 31, 2003. No impairment loss was recognized with respect to this suspension of operations, as cash flows with respect to the primary lead segment should improve with the decision.

        Net unused availability at January 31, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was approximately $11,200 and $2,800, respectively. In addition to the availability under its revolving credit facilities, Doe Run Peru also had $12,243 of cash at January 31, 2004. Net unused availability at October 31, 2003 was approximately $14,100 and $3,800 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run Peru's cash balances totaled $16,794. Although the effect of the Company's risk management strategy and higher costs for the quarter ended January 31, 2004 offset the impact of higher metal prices and prevented an improvement in liquidity in the first quarter, the Company's long-term liquidity outlook has improved, due to higher prices, other revenue enhancements and cost reductions. As of June 30, 2004, net unused availability was approximately $18,800 under the Doe Run Revolving Credit Facility and $3,800 under the Doe Run Peru Revolving Credit Facility, and Doe Run Peru had cash balances of $5,348. In the U.S. the timing of annual payments of insurance and property taxes unfavorably impacted liquidity in the first quarter. In Peru, higher metal prices resulted in higher initial outlays for concentrate purchases and higher VAT payments, which will ultimately be recouped, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru's working capital increased between January and June 2004. The higher metal prices resulted in an increase in inventory, accounts receivable and accounts payable during the quarter. At metal prices higher than 2003 averages, but lower than those experienced in the first quarter of 2004, Doe Run and Doe Run Peru's liquidity should improve.

(3) Inventories

        Inventories consist of the following:

	January 31, 2004	October 31, 2003
Finished metals and concentrates	$20,210	$12,466
Metals and concentrates in process	59,105	56,399
Materials, supplies and repair parts	26,340	26,815

	$105,655	$95,680

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,236 and $5,220 at January 31, 2004 and October 31, 2003, respectively.

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

	Three Months Ended January 31,
	2004	2003
Operating Segments—Revenues
Revenues from external customers:
Peruvian operations	$122,973	$102,063
Primary lead	50,528	36,859
Recycling operations	16,069	15,502
Fabricated products	2,808	4,144

Total	192,378	158,568
Revenues from other operating segments:(1)
Peruvian operations	—	243
Primary lead	264	210
Recycling operations	44	198
Fabricated products	—	—

Total	308	651

Total reportable segments	192,686	159,219
Other revenues/gains (losses)(2)	(2,374)	443
Intersegment eliminations	(308)	(651)

Total revenues	$190,004	$159,011

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

(2)
Other revenues consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts. Realized losses on derivative contracts in current year are due to the effect of higher metal prices on closed positions.

	Three Months Ended January 31,
	2004	2003
Operating Segments—Adjusted EBITDA (Earnings before interest, taxes, and depletion, depreciation and amortization)
Peruvian operations	$1,414	$4,270
Primary lead	8,866	1,458
Recycling operations	2,123	3,410
Fabricated products	248	892

Total reportable segments	12,651	10,030
Other revenues and expenses(3)	(4,381)	(733)
Corporate selling, general and administrative expenses	(5,897)	(4,398)
Intersegment eliminations	20	(71)

Consolidated adjusted EBITDA	2,393	4,828
Depreciation, depletion and amortization	(6,465)	(7,947)
Interest income	7	11
Interest expense	(3,184)	(3,065)
Unrealized gain (loss) on derivatives	(5,024)	97
Other	(1,007)	(430)

Loss before income taxes and cumulative effect of change in accounting principle	$(13,280)	$(6,506)

(3)
Other revenues and expenses include primarily realized gains (losses) on derivative contracts, environmental expenses relating to historic operations, and adjustments necessary to state the primary lead and recycling operation's inventories at LIFO cost.

(5) Asset Retirement and Environmental Obligations

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

        The Company has a RCRA permit addressing the closure of portions of its recycling operations. The majority of the cost will arise from removing hazardous materials from the facility. No ARO liability or related asset cost has been recorded, because the fair value of the obligation cannot be determined, due to the indeterminate timing. The cost of closure, based on third party estimates for bonding purposes, is approximately $3,000. The life of the operation is considered indeterminable because there is not currently a cost-effective alternative to the lead acid battery and because battery manufacturers are required to recycle the batteries.

        The Company's total recorded liability for AROs was approximately $14,900 and $14,600 as of January 31, 2004 and October 31, 2003, respectively.

  Environmental remediation—Domestic Operations

        Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant.

        Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter, and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed. The May 29, 2001 AOC was modified effective on May 20, 2004. This modification calls for soil replacement in an estimated 129 properties where the lead content exceeds 800 ppm. The estimated costs of remediating these properties is approximately $1,740 to be spent in 2004, and $380 in the following year. The estimated costs for the properties to be completed after 2004 assumes the use of phosphate treatment to stabilize them. If the use of such treatment is not accepted by the EPA, costs of remediation will be higher than those currently estimated.

        Doe Run signed a Settlement Agreement with the State of Missouri on April 26, 2002 whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. Under the terms of the residential property purchase plan, Doe Run immediately extended offers to the owners of twenty-one properties having children less than 72 months old living in them. All of these owners have requested offers and all but two have accepted offers. Of the remaining one hundred thirty-nine homeowners, those that request an offer will be extended offers by the end of 2004. The amount paid to the homeowners who accept an offer is based on an appraisal of the property's value at August 31, 2001, plus, if a replacement property is purchased, an amount for owner-occupied residences representing the lesser of the difference between the appraisal amount and the cost of a similar property in another designated community or the difference between the appraisal amount and the replacement property.

        The cost associated with the residential property purchase plan could be as high as $10,000 if all qualifying homeowners request an offer and accept the purchase offer. As of June 30, 2004, a total of one hundred twenty-four homeowners have requested offers. Of the seventy-one properties whose owners were given the opportunity to request purchase in calendar 2003, fifty-eight owners have requested an appraisal, and thirty-nine of fifty-eight offers have been accepted. Of the forty-nine properties whose owners have been given the opportunity to request purchase in calendar 2004, forty-five have requested an appraisal, and five of twenty-two offers have been accepted. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the remaining homeowners will accept the buyout offer, or, if the buyout offer is accepted, what price will be paid for the property. The rate of acceptance may be affected by the fact that the purchase plan prioritized properties that are closer to the smelter such that the remaining identified properties are farther from the smelter than those that have already received offers.

        The following summarizes the activity as of January 31, 2004 relating to the voluntary purchase plan since its inception:

	Number	Total Cost
Properties purchased	37	$2,705
Offers accepted and not yet purchased	8	657
Outstanding offers	26	2,033

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

        The Company's statement of operations reflects an impairment loss that is primarily related to properties owned in Herculaneum, as approval for reoccupancy of the properties has not yet been received and it cannot be assured that the cost of the properties will be recovered through future cash flows. If the cost of the property cannot be recovered through future cash flows, additional impairment losses will be recognized as properties are purchased. The Company's recorded liability for remediation does not include the future purchase costs relating to the residential property purchase plan.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum site. Doe Run does not believe that there has been any violation of law and is cooperating with state and federal agencies in their investigations into the allegations, including having provided equipment and an operator to the government to excavate various areas of the Herculaneum smelter site, which excavations failed to turn up any evidence of illegal toxic dumping. Doe Run has been advised by counsel that the government has ended its investigation and will not prosecute.

        Doe Run has implemented a plan with the Missouri DNR and the Missouri Air Conservation Commission to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors have reflected compliance since July 2002.

        Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company's estimate of the cost of this remediation is approximately $9,800 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order ordering certain remediation activities by Doe Run at the Block "P" millsite. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties.

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

        Doe Run has also signed AOCs to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of mine waste areas. The National EE/CA is complete, the Rivermines EE/CA is under public review and has been submitted to the EPA for approval, and the Leadwood EE/CA is due by the end of fiscal 2004. In addition, Doe Run has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The initial draft of the RI/FS was submitted in early March 2002. Doe Run signed an order to conduct interim measures which consisted of blood lead testing of young children, residential soil sampling, and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

        In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. Approximately 412 houses were identified as potentially requiring remediation. Doe Run expects that its share of the potential remediation costs will not be significant, based on management's estimates of the number of houses requiring remediation, remediation methods and Doe Run's apportionment of the costs.

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

        Doe Run's recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action will not be finalized until late in fiscal 2004. The Company's estimate of the cost of this corrective action is $2,000. The storage area is also covered under the permit, but management does not believe the cost of closure is significant. While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

        The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

        The Company had recorded liabilities of approximately $14,500 and $14,400 related to these remediation obligations as of January 31, 2004 and October 31, 2003, respectively.

  Foreign Operations

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). Once approved, the PAMA, as modified from time to time, functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of La Oroya's PAMA, except for certain closure requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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

$134,000

        The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $168,000 for the remaining term of the PAMA. The investment schedule in the PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the PAMA currently requires Doe Run Peru to begin construction of certain sulfuric acid plants in 2005, estimated to cost approximately $107,500, in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru submitted a request to MEM in July 2004 to modify the requirements of the existing PAMA. Although the required compliance date under the proposal would be extended, total spending will be higher than what is currently required under the existing PAMA, with an estimated cost of approximately $155,000 over the calendar years 2005-2011. There can be no assurance that the Peruvian government will approve the alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

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

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River, and was in compliance with the emissions standards required by the PAMA. Doe Run Peru will have ongoing projects, including a mine water treatment system and the production of surface paste fill from tailings that it expects to complete in August 2004.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of January 31, 2004 and October 31, 2003.

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

(6) Litigation

        Doe Run is a defendant in eight lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Three of these cases are class action lawsuits. In two cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In another case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were less than six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. Five of the cases are personal injury actions by 24 individuals who allege damages from the effects of lead due to operations at the smelter. Punitive damages also are being sought in each case.

        A resident of Herculaneum has claimed personal injuries allegedly resulting from exposure to emissions from the smelter. No suit has yet been filed in this matter.

        Doe Run is a defendant in five lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners in Bonne Terre, Missouri, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived, went to school or day care in Bonne Terre, or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings, and related operations in six areas in St. Francois County. The fifth case alleges personal injury to two children living in St. Francois County.

        Doe Run has been named in five suits filed by thirty-five railway employees against a railroad carrier and multiple lead mining companies alleging personal injury resulting from exposure to lead concentrates hauled by the railroad carrier. The railroad carrier has also threatened Doe Run with possible legal action for claims for indemnity allegedly arising out of contracts with Doe Run or its predecessors for payments that the railroad has made in regard to personal injury claims against the railroad by railway workers and others, including those made in 114 cases previously settled by Doe Run. Doe Run is currently in the process of investigating these claims.

        This railroad carrier has also communicated to Doe Run that it intends to seek contribution from Doe Run for cleanup actions at a rail car clean-out area that the carrier was ordered to take by the federal government. The carrier pled guilty to a felony and paid a criminal fine for its actions. It is Doe Run's position that Doe Run cannot be held liable for another's criminal actions. No lawsuit has been filed.

        Doe Run is a defendant in lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma. Ten lawsuits have been filed alleging personal injury to twenty-five children and one adult living in Ottawa County against eight companies, including Doe Run, who allegedly, either through predecessors or subsidiaries, mined lead and zinc in Ottawa County or commercially used the chat or tailings in Ottawa County. One case is a class action lawsuit for personal injury and property damage in Ottawa County. Five of these suits were dismissed leaving claims alleged by seven children. An additional class action lawsuit for damages to natural resources and land owned by members of the Quapaw Tribe was filed on December 10, 2003 against seven companies, including Doe Run. Six individuals filed an additional class action lawsuit against six companies, including Doe Run, in Ottawa County, Oklahoma on February 9, 2004. The Company is unable at this time to estimate the expected outcome and any final costs of this action. Two additional cases alleging personal injury to forty-five children and three children, respectively, were filed in July 2004.

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

        Doe Run and several other parties have been named defendants in a suit brought by the City of St. Louis, Missouri for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. Doe Run was dismissed from the case in June 2004.

        Doe Run has been named in an asbestos injury suit by an individual against numerous companies, alleging that they were exposed to asbestos, including at the St. Joe Minerals Corporation (Doe Run's predecessor) premises but has not been served with a complaint. Doe Run was served a Writ of Summons in a second case filed in Pennsylvania in May 2003 but has not yet been served with a complaint, so few details of the case are known, including the alleged location of the exposure.

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

        Doe Run Peru is a defendant in sixty-four lawsuits in the Lima labor courts against various mining companies in Peru. All lawsuits allege that workers have contracted lung disease from working at the mining facilities. While the total of all claims is approximately $1,149, Doe Run Peru has made claims in most of the cases against Centromin, the prior owner and has also made claims against both governmental agencies and private companies that provide workers' insurance. In one of the 64 pending cases, the lower court has issued a decision in which it awarded just 40% of the claim, with Doe Run Peru to pay 25% of the award and Centromin the rest.

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

        Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6,600, plus penalties and interest of $10,000 through June 30, 2004 for the 1998 tax year. For tax years after 1998, the Company estimates that additional taxes of approximately $5,700 would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $23,700 through June 30, 2004 in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $6,000 through June 30, 2004.

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

(7) Subsequent Events

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

        On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waives existing defaults and amends various covenant requirements, among other things. The amendment also requires that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates were extended. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under the Term Note, as amended, through October 31, 2004.

        On May 7, 2004, Doe Run received a notice of default from the trustee of the 11.75% Notes that it is in default of the indenture requirements. The notice gave Doe Run 30 days from the date of receipt of the notice to remedy such defaults by filing its quarterly and annual reports for the 2003 fiscal year with the SEC and to provide a written statement from the Company's independent certified public accountants indicating whether any defaults have come to their attention. The defaults were remedied in the timeframe required.

        On July 1, 2004, Doe Run received a similar notice for the quarterly report for the quarter ended January 31, 2004 from the trustee of the 11.75% Notes. If the default is not remedied within 30 days of the receipt of the notice, the trustee may declare all unpaid principal and interest immediately payable. Management intends to remedy the default in the timeframe required.

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

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet (unaudited)
As of January 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$—	$12,243	$—	$12,243
Trade accounts receivable, net of allowance for doubtful accounts	39,709	—	2,335	18,112	(177)	59,979
Inventories	34,793	—	1,297	68,980	(15)	105,055
Prepaid expenses and other current assets	19,632	—	109	15,704	—	35,445
Due from subsidiaries	29,594	537	—	—	(30,131)	—

Total current assets	123,728	537	3,741	115,039	(30,323)	212,722
Property, plant and equipment, net	78,947	13,458	2,075	134,289	—	228,769
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	4,308	—	66	222	—	4,596
Investment in subsidiaries	(19,797)	—	—	—	19,797	—

Total assets	$326,249	$13,995	$5,882	$249,550	$(149,589)	$446,087

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$45,873	$—	$—	$37,376	$—	$83,249
Accounts payable	21,177	—	562	51,428	(177)	72,990
Accrued liabilities	59,485	—	2,140	25,046	—	86,671
Due to parent/subsidiaries	537	—	7,775	21,819	(30,131)	—

Total current liabilities	127,072	—	10,477	135,669	(30,308)	242,910
Long-term debt, less current maturities	330,586	—	—	—	—	330,586
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	68,432	—	719	3,281	—	72,432

Total liabilities	526,090	—	11,196	278,013	(169,371)	645,928
Series A redeemable preferred stock	23,139	—	—	—	—	23,139
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	2,100	16,062	1,205	—	(17,267)	2,100
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(225,080)	(2,067)	(6,520)	(30,468)	39,055	(225,080)

Total shareholders' equity (deficit)	(222,980)	13,995	(5,314)	(28,463)	19,782	(222,980)

Total liabilities and shareholders' equity (deficit)	$326,249	$13,995	$5,882	$249,550	$(149,589)	$446,087

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$—	$—	$—	$16,794	$—	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	37,310	—	2,590	16,982	(223)	56,659
Inventories	40,432	—	1,202	54,081	(35)	95,680
Prepaid expenses and other current assets	13,093	—	86	8,352	—	21,531
Due from subsidiaries	26,642	371	—	—	(27,013)	—

Total current assets	117,477	371	3,878	96,209	(27,271)	190,664
Property, plant and equipment, net	80,086	14,312	2,286	133,683	—	230,367
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	5,174	—	66	256	—	5,496
Investment in subsidiaries	(13,506)	—	—	—	13,506	—

Total assets	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40,558	$—	$—	$37,559	$—	$78,117
Accounts payable	16,569	—	621	31,425	(223)	48,392
Accrued liabilities	59,258	—	2,207	23,018	—	84,483
Due to parent/subsidiaries	371	—	7,604	19,038	(27,013)	—

Total current liabilities	116,756	—	10,432	111,040	(27,236)	210,992
Long-term debt, less current maturities	330,579	—	—	—	—	330,579
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,511	—	760	3,237	—	71,508

Total liabilities	514,846	—	11,192	253,340	(166,299)	613,079
Series A redeemable preferred stock	22,514	—	—	—	—	22,514
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	2,724	16,062	1,205	—	(17,267)	2,724
Accumulated deficit and accumulated other comprehensive losses	(211,790)	(1,379)	(6,168)	(25,197)	32,744	(211,790)

Total shareholders' equity (deficit)	(209,066)	14,683	(4,962)	(23,192)	13,471	(209,066)

Total liabilities and shareholders' equity (deficit)	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

(8) Guarantor Subsidiaries (Continued)

Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$67,187	$—	$2,808	$122,973	$(2,964)	$190,004
Costs and expenses:
Cost of sales	57,984	—	2,167	118,588	(328)	178,411
Depletion, depreciation and amortization	2,483	854	211	2,917	—	6,465
Selling, general and administrative	5,681	—	606	5,495	(2,656)	9,126
Unrealized loss on derivatives	4,390	—	—	634	—	5,024
Other	1,002	29	(1)	1	—	1,031

Total costs and expenses	71,540	883	2,983	127,635	(2,984)	200,057

Income (loss) from operations	(4,353)	(883)	(175)	(4,662)	20	(10,053)
Other income (expense):
Interest expense, net	(2,524)	—	(175)	(478)	—	(3,177)
Other, net	(112)	195	(2)	(131)	—	(50)
Equity in earnings of subsidiaries	(6,291)	—	—	—	6,291	—

	(8,927)	195	(177)	(609)	6,291	(3,227)

Income (loss) before income tax expense	(13,280)	(688)	(352)	(5,271)	6,311	(13,280)
Income tax expense	565	—	—	—	—	565

Income (loss) before cumulative effect of change in accounting principle	(13,845)	(688)	(352)	(5,271)	6,311	(13,845)
Cumulative effect of change in accounting principle	—	—	—	—	—	—

Net income (loss)	(13,845)	(688)	(352)	(5,271)	6,311	(13,845)
Cumulative preferred stock dividends	(625)	—	—	—	—	(625)

Net income (loss) allocable to common shares	$(14,470)	$(688)	$(352)	$(5,271)	$6,311	$(14,470)

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$55,443	$4,144	$102,306	$(2,882)	$159,011
Costs and expenses:
Cost of sales	49,107	2,899	95,408	(580)	146,834
Depletion, depreciation and amortization	4,651	360	2,936	—	7,947
Selling, general and administrative	4,255	499	4,665	(2,231)	7,188
Other	318	—	—	—	318
Unrealized (gain)/loss on derivatives	6	—	(103)	—	(97)

Total costs and expenses	58,337	3,758	102,906	(2,811)	162,190

Income (loss) from operations	(2,894)	386	(600)	(71)	(3,179)
Other income (expense):
Interest expense, net	(2,192)	(143)	(719)	—	(3,054)
Other, net	(83)	5	(195)	—	(273)
Equity in earnings of subsidiaries	(1,429)	—	—	1,429	—

	(3,704)	(138)	(914)	1,429	(3,327)

Income (loss) before income tax expense	(6,598)	248	(1,514)	1,358	(6,506)
Income tax expense	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(6,598)	248	(1,514)	1,358	(6,506)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,848)	—	(92)	—	(3,940)

Net income (loss)	$(10,446)	$248	$(1,606)	$1,358	$(10,446)
Cumulative preferred stock dividends	(639)	—	—	—	(639)

Net income (loss) allocable to common shares	$(11,085)	$248	$(1,606)	$1,358	$(11,085)

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)
Year Ended January 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(5,703)	$166	$(171)	$(3,625)	$6,291	$(3,042)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,019)	—	—	(3,524)	—	(5,543)
Investment in subsidiaries	6,291	—	—	—	(6,291)	—

Net cash provided by (used in) investing activities	4,272	—	—	(3,524)	(6,291)	(5,543)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	4,245	—	—	1,000	—	5,245
Payments on long-term debt	(28)	—	—	(1,183)	—	(1,211)
Due to/due from parent/subsdiaries	(2,786)	(166)	171	2,781	—	—

Net cash provided by (used in) financing activities	1,431	(166)	171	2,598	—	4,034

Net decrease in cash	—	—	—	(4,551)	—	(4,551)
Cash at beginning of period	—	—	—	16,794	—	16,794

Cash at end of period	$—	$—	$—	$12,243	$—	$12,243

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended January 31, 2003 (unaudited)

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(12,162)	$456	$2,298	$1,285	$(8,123)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,683)	(1)	(3,658)	—	(5,342)
Investment in subsidiaries	1,285	—	—	(1,285)	—

Net cash used in investing activities	(398)	(1)	(3,658)	(1,285)	(5,342)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	14,438	—	1,300	—	15,738
Payments on long-term debt	(26)	—	(1,056)	—	(1,082)
Due to/due from parent/subsdiaries	(1,852)	(455)	2,307	—	—

Net cash provided by (used in) financing activities	12,560	(455)	2,551	—	14,656

Net increase in cash	—	—	1,191	—	1,191
Cash at beginning of period	—	—	7,018	—	7,018

Cash at end of period	$—	$—	$8,209	$—	$8,209

DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	January 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$12,243	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	18,112	16,982
Inventories	68,980	54,081
Prepaid expenses and other current assets	15,704	8,352

Total current assets	115,039	96,209
Property, plant and equipment, net	134,289	133,683
Other noncurrent assets, net	222	256

Total assets	$249,550	$230,148

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$37,376	$37,559
Accounts payable	51,428	31,425
Accrued liabilities	25,046	23,018
Due to parent	21,819	19,038

Total current liabilities	135,669	111,040
Due to parent	139,063	139,063
Other noncurrent liabilities	3,281	3,237

Total liabilities	278,013	253,340
Shareholders' deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares issued and outstanding	2,005	2,005
Accumulated deficit and other comprehensive loss	(30,468)	(25,197)

Total shareholders' deficit	(28,463)	(23,192)

Total liabilities and shareholders' deficit	$249,550	$230,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended January 31,
	2004	2003
Net sales	$122,973	$102,306
Costs and expenses:
Cost of sales	118,588	95,408
Depletion, depreciation and amortization	2,917	2,936
Selling, general and administrative	5,495	4,665
Unrealized (gain)/loss on derivatives	634	(103)
Other	1	—

Total costs and expenses	127,635	102,906

Loss from operations	(4,662)	(600)
Other income (expense):
Interest expense, net	(478)	(719)
Other, net	(131)	(195)

	(609)	(914)

Loss before income tax expense	(5,271)	(1,514)
Income tax expense	—	—

Loss before cumulative effect of change in accounting principle	(5,271)	(1,514)
Cumulative effect of change in accounting principle, net of income tax benefit	—	(92)

Net loss	$(5,271)	$(1,606)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended January 31,
	2004	2003
Net cash provided by (used in) operating activities	$(3,625)	$2,298
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,524)	(3,658)

Net cash used in investing activities	(3,524)	(3,658)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	1,000	1,300
Payments on long-term debt	(1,183)	(1,056)
Loans with parent	2,781	2,307

Net cash provided by financing activities	2,598	2,551

Net increase (decrease) in cash	(4,551)	1,191
Cash at beginning of period	16,794	7,018

Cash at end of period	$12,243	$8,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1) Summary of Significant Accounting Policies

  Unaudited Interim Financial Statements

        These interim consolidated financial statements include the accounts of Doe Run Peru S.R.L (Doe Run Peru or the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2004 and results of operations for the three month periods ended January 31, 2004 and 2003. Interim periods are not necessarily indicative of results to be expected for the year.

  Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to the current year presentation.

(2) Financial Condition

        The treatment charges Doe Run Peru receives for processing raw materials declined over the past five years, which has resulted in recurring losses and has severely impacted Doe Run Peru's liquidity. The Company failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, and was in default at January 31, 2004. The agreement was amended in the second quarter of 2004, as discussed in Note 6. The Company has substantial environmental commitments that will affect the Company's liquidity. These issues combined raise substantial doubt about the Company's ability to continue as a going concern.

        The Company's auditors issued unqualified opinions on the 2003 audited financial statements of the Company that expresses substantial doubt about the Company's ability to continue as a going concern due to the factors named above.

        Doe Run Peru's results of operations and liquidity have been severely impacted by declining treatment charges resulting from a shortage in the global supply of concentrates. During 2004, deliveries of copper concentrates to the La Oroya smelter were lower than prior year. If shortages result in a significant interruption in feed supply, a material reduction in the production of metals from the La Oroya smelter or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        As discussed in Note 4, Doe Run Peru is proceeding with efforts to identify alternative methods of achieving compliance in conjunction with its PAMA. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru submitted a PAMA request in July 2004 to modify the requirements of the existing PAMA. There can be no assurance that the alternatives will be approved by the Peruvian government or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

        Doe Run Peru has implemented cost savings, including a reduction of approximately 10% of its workforce, acceleration of cash receipts, as well as other measures, to improve its liquidity. Doe Run Peru's ability to pay fees to Doe Run is currently limited by Doe Run Peru's revolving credit facility to $2,800 through September 2004 and $4,000 for the calendar year ended December 31, 2004, unless Doe Run Peru meets an excess cash flow test. Doe Run received $2,000 in the second quarter and expects to receive another $2,000 in October 2004.

        Doe Run Peru had net unused availability under the Doe Run Peru Revolving Credit Facility and cash balances at January 31, 2004 of $2,800 and $12,200, respectively. Net unused availability at October 31, 2003 was approximately $3,800 under the Doe Run Peru Revolving Credit Facility and Doe Run Peru's cash balances totaled $16,794. Although higher costs, particularly for feed material, for the quarter ended January 31, 2004 offset the impact of higher metal prices and prevented an improvement in liquidity in the first quarter, the Company's long-term liquidity outlook has improved, due to the anticipation of higher prices, other revenue enhancements and cost reductions. As of June 30, 2004, net unused availability was $3,800 under the Doe Run Peru Revolving Credit Facility and Doe Run Peru had cash balances of $5,348. Higher metal prices resulted in higher initial outlays for concentrate purchases and higher VAT payments, which will ultimately be recouped, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru's working capital increased between January and June 2004. At metal prices higher than 2003 averages, but lower than those experienced in the first quarter of 2004, liquidity should improve.

(3) Inventories

        Inventories consist of the following:

	January 31, 2004	October 31, 2003
Finished metals and concentrates	$7,287	$2,535
Metals and concentrates in process	50,176	39,654
Materials, supplies and repair parts	11,517	11,892

	$68,980	$54,081

        Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $911 at January 31, 2004 and October 31, 2003.

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

        The Company's total recorded liability for AROs was approximately $1,700 and $1,600 as of January 31, 2004 and October 31, 2003, respectively.

  Environmental

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). Once approved, the PAMA, as modified from time to time, functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of La Oroya's PAMA, except for certain closure requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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

$134,000

        The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $168,000 for the remaining term of the PAMA. The PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the investment schedule in the PAMA currently requires Doe Run Peru to begin construction of certain sulfuric acid plants in 2005, estimated to cost approximately $107,500, in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru submitted a request to MEM in July 2004 to modify the requirements of the existing PAMA. Although the required compliance date under the proposal would be extended, total spending will be higher than what is currently required under the existing PAMA, with an estimated cost of approximately $155,000 over the calendar years 2005-2011. There can be no assurance that the Peruvian government will approve the alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved and the La Oroya smelter does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

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

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River, and was in compliance with the emissions standards required by the PAMA. Doe Run Peru will have ongoing projects, including a mine water treatment system and the production of surface paste fill from tailings that it expects to complete in August 2004.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of January 31, 2004 and October 31, 2003.

(5) Litigation

        Doe Run Peru is a defendant in sixty-four lawsuits in the Lima labor courts against various mining companies in Peru. All lawsuits allege that workers have contracted lung disease from working at the mining facilities. While the total of all claims is approximately $1,149, Doe Run Peru has made claims in most of the cases against Centromin, the prior owner and has also made claims against both governmental agencies and private companies that provide workers' insurance. In one of the 64 pending cases, the lower court has issued a decision in which it awarded just 40% of the claim, with Doe Run Peru to pay 25% of the award and Centromin the rest.

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

        Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6,600, plus penalties and interest of $10,000 through June 30, 2004 for the 1998 tax year. For tax years after 1998, the Company estimates that additional taxes of approximately $5,700 would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $23,700 through June 30, 2004 in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $6,000 through June 30, 2004.

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

        Since most of the above cases are in early stages, the Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. There can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

(6) Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein.

  Quarter Overview

  Metal prices

        Metal prices have risen dramatically in fiscal 2004. Lead prices increased from a London Metal Exchange (LME) settlement monthly average of $532.60 per short ton in October, 2003, to $789.40 per short ton in June, 2004. Doe Run has benefited from this price increase in both its lead metal and lead concentrate sales, partially offset by the effects of the Company's risk management strategy. After the first quarter of 2004, when certain fixed price forward sales commitments were fulfilled and outstanding derivative contracts expired, the Company should receive more benefit from price increases.

        Doe Run Peru's revenues and feed costs increased as a result of the price increases, as did inventory, accounts receivable, and accounts payable as of January 31, 2004.

  Primary lead operations

        In the first fiscal quarter, Doe Run made a significant change in its primary lead operations in the U.S. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November, 2003and will sell any concentrates on the open market that are not required to maintain production at its Herculaneum smelter.

        Doe Run adjusted its mine production plan in the second quarter to take advantage of higher metal prices, including copper recovery equipment that has been installed at our Buick mine/mill to increase copper production by approximately 2,400 tons per year. The plan also provides for a change in the mine plan to mine at a lower grade than prior year. These changes should improve cash flow and results of operations, while optimizing Doe Run's ore reserves.

  Recycling operations (previously referred to as secondary lead operations)

        Due to a tight market for secondary lead feed, the reduced availability of high lead content feed has changed the mix of feed processed by the recycling facility, which has adversely affected production and costs. In addition, the increased demand for secondary lead feed has resulted in increases in the cost of feed.

        Process modifications are near completion to increase the desulfurization capability of the battery breaking/desulfurization/crystallization (BDC) plant, which will improve the facility's capability to process the new feed mix. Production levels are expected to improve, resulting in an additional 1,500 tons of lead metal production a month and results of operations should improve as a result.

  Doe Run Peru

        In February 2004, Doe Run Peru previewed a plan for comment with the Ministry of Energy and Mining with the intent of modifying and extending the PAMA through the end of 2011. The modification was submitted in July 2004. The proposal addresses environmental impacts related to fugitive emissions and the escape of heavy metal and is intended to meet the health and safety needs of the community. Although the required compliance date under the proposal would be extended, total spending will be higher than what is currently required under the existing PAMA, with an estimated cost of approximately $155 million over the calendar years 2005-2011, which management expects will be funded by cash from operations, see discussion of revisions to business plans below. Although management believes that the modification will be approved, there can be no assurance that the Peruvian government will approve the alternatives. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

        To address important changes to the custom smelting industry, including the tight market for concentrates, Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity and generate the funds to make the investments under the proposed modifications to the PAMA and to modernize the smelter. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement, decreased power usage in the zinc circuit and the closure of the coke plant.

  Results of Operations

  Impact of Metals Pricing

        The recovery of metal prices, which began late in 2003 continued into the first quarter of 2004. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended January 31,
Average Prices
	2004	2003
Lead ($/short ton)	627.80	402.20
Copper ($/short ton)	2,022.40	1,460.20
Zinc ($/short ton)	880.4	708.40
Silver ($/troy ounce)	5.71	4.65

        The recent price increases reflect the significant tightening in worldwide metal supply and the weakening of the U.S. dollar. Supply has tightened due to mine closures and cutbacks and slowed development stemming from the low prices from 1998-2003.

  Production

        The following table sets forth the Company's production statistics for the periods indicated:

	Three Months Ended January 31,
	2004	2003
U.S. Operations
Lead metal-primary (short tons)	49,558	71,241
Lead metal-recycling (short tons)	32,847	36,966
Lead concentrates (metal content, short tons)	62,924	72,018
Ore Production (000's of dry short tons)	1,176	1,150
Ore grade	5.55%	6.41%
Doe Run Peru Operations
Refined copper (short tons)	15,775	17,122
Refined lead (short tons)	32,119	30,042
Refined zinc (short tons)	20,146	20,680
Refined silver (thousands of troy ounces)	8,491	8,701
Refined gold (thousands of troy ounces)	13	18
Copper concentrates (metal content, short tons)	4,497	4,531
Ore Grade (copper content)	1.12%	1.10%

        At the Company's primary mining operations, the lead grade of ore decreased in 2004, compared to the first quarter of 2003, as pillar recovery in the Buick mine has been less than planned, resulting in lower volume of lead in concentrates produced. Gross production costs for the 2004 quarter increased 14% as compared with the prior year due to higher payroll and fringe costs, higher repairs and maintenance costs and higher royalties resulting from the increase in metal prices. The Company also incurred cost to move existing equipment to enhance copper recovery at the Buick mill. This will enable the Company to produce more copper product and allow the Company to benefit from higher copper prices. As a result of the higher production costs and lower production of lead metal in concentrates, the unit cost of metal contained in concentrates increased 26% compared to the 2003 quarter.

        In the 2004 quarter, Doe Run's primary smelter operations production was lower than the 2003 quarter, due to the indefinite suspension of operations at the Glover smelter, which resulted in a decrease of over 26,000 tons from the prior year. The Herculaneum smelter increased production approximately 5,000 tons. The Company is planning by the fourth quarter to increase the Herculaneum smelter's production to a rate of approximately 16,000 tons per month for the remainder of the year. The smelter's ability to achieve this operating level is dependent upon its ability to continue compliance with air quality monitors at the higher production levels. The production costs decreased due to the suspension of operations at the Glover smelter offset by higher payroll and fringe costs, higher production levels and an increase in repair and maintenance costs at the Herculaneum smelter. As a result of these changes, the cost per ton of primary lead metal produced increased 24% compared to the 2003 quarter.

        Production at the Company's Buick recycling operation declined 12% for the 2004 quarter. A change in feed mix resulting from the lack of availability of higher lead content feed sources resulted in a higher percentage of low lead content feed, which negatively impacted production efficiency and required increased fuel and reagent use. Production costs increased 8% during 2004 due primarily to increases in propane, oxygen, chemicals, reagents and labor costs. In addition, the cost of feed materials increased 28% when compared to the 2003 quarter, which was impacted by the shortage in supply of certain feed and current market conditions. As a result of the decreased production and higher production and feed costs, the cost per ton of lead metal produced increased 25% over the prior year.

        The intense competition for concentrates has continued into the first quarter of 2004. Doe Run Peru's La Oroya smelter copper production was affected by lower receipts from suppliers of copper concentrates compared to the prior year, resulting in a decrease in copper production of 8% in the 2004 quarter compared to the 2003 quarter. Feed costs increased substantially as a result of the increase in metal prices during the quarter, driving a 34%, 68%, 28% and 20% increase in unit cost of copper, lead, zinc and silver metal produced.

  Results of operations

        Gross margin on sales (net sales less cost of sales) decreased $0.6 million to $11.6 million in the 2004 quarter compared to the 2003 quarter. Gross margin on sales for the Company's U.S. operations increased $1.8 million to $7.2 million. An increase of 21% in the U.S. operation's realized prices for lead metal, fueled by higher LME prices, contributed an additional $9.0 million to Doe Run's U.S. operations' gross margin on sales compared to prior year. The increase in the lead metal net realized prices was less than the increase in the average LME settlement price, due to the effects of the Company's risk management strategy, which reduces the Company's exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices contributed an additional $1.8 million to gross margin compared to the prior year. The sale of lead concentrates contributed $1.0 million to margins. These were offset by higher costs per unit of metal produced of the U.S. operations driven by increases in repairs and maintenance, payroll and related fringes and the higher feed costs and the effects of the change in feed mix on the production at the recycling operations.

        Doe Run Peru's gross margins decreased $2.4 million to $4.4 million. The increase in metal prices also benefited Doe Run Peru, contributing $5.0 million to gross margin in the form of reduced cost of feed through price participation, sales of copper sourced from feed from Doe Run Peru's Cobriza copper mine and free metal contained in purchased concentrates. These benefits are offset by continuing low treatment charges received for concentrates processed, lower margins on purchased metal sales, and severance costs on employees released in the 2004 quarter under a work force reduction plan announced in September 2003.

        Selling, general and administrative costs increased $1.9 million or 36% for the 2004 quarter, compared to the 2003 quarter, due primarily to increased salaries and employee benefit costs, insurance expense and insurance refunds received in 2003 applicable to legal fees incurred in a previous fiscal year and credited to selling, general and administrative costs.

        Unrealized losses on derivatives are related to the change in fair market value of derivative financial instruments. The increase is due to the effect of the LME price increases discussed previously on sold futures contracts and sold call option contracts. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk".

        Other operating expenses in the 2004 quarter relates primarily to recognition of impairment losses of the value of houses purchased in Herculaneum relating to residential properties purchased under a residential property purchase plan in the town of Herculaneum. Most of the closings on properties in 2003 occurred subsequent to the first quarter, due to the timing of offers delivered under the plan, resulting in the increase in the 2004 quarter, compared to the 2003 quarter.

        Of the seventy-one properties whose owners were given the opportunity to request purchase in calendar 2003, fifty-eight owners have requested an appraisal, and thirty-nine of fifty-eight offers have been accepted. Of the forty-nine properties whose owners have been given the opportunity to request purchase in calendar 2004, forty-five have requested an appraisal, and five of twenty-two offers have been accepted. Management believes that it is highly unlikely that all of the qualifying homeowners will accept the offer, but it cannot currently be estimated how many of the remaining homeowners will accept the buyout offer, or, if the buyout offer is accepted, what price will be paid for the property. The rate of acceptance may be affected by the fact that the purchase plan prioritized properties that are closer to the smelter such that the remaining identified properties are farther from the smelter than those that have already received offers.

        Income tax expense (benefit) in the 2004 quarter reflects a change in tax law in Peru. Under a law passed in December 2003, certain technical services that Doe Run provides under an agreement with Doe Run Peru will be taxed at 30%. The amounts were paid in the third quarter of 2004.

        The Renco Group Inc. (Renco), the Company's ultimate parent, has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. As a result of the Company's tax status in the U.S., the Company is not subject to federal and most state income taxes.

        Cumulative effect of change in accounting principle resulted in a charge of $3.9 million in the 2003 quarter, relates to the adoption of Statement of Financial Accounting Standards No. 143—Accounting for Asset Retirement Obligations.

  Financial Condition and Liquidity

        Doe Run failed to meet certain financial covenant requirements contained in its revolving credit agreement and a term note (the Term Note) and Doe Run Peru failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, which defaults continued at January 31, 2004.

        The Company's auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that express substantial doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to liquidity and other issues related to defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as the Company's recurring losses.

        Management believes that the price improvements and other revenue enhancement and cost reduction plans will enable the Company and its subsidiaries to continue as going concerns.

        On February 16, 2004, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance with all covenants relating to Doe Run Peru's revolving credit facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800. In the event Doe Run Peru's net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under Doe Run Peru's revolving credit facility by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of a tax assessment (see discussion in Item 1. Note 5 to the Company's Condensed Consolidated Financial Statements), the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in Doe Run Peru's revolving credit facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru's ability to comply with the net worth requirement.

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

        On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waives existing defaults and amends various covenant requirements, among other things. The amendment also requires that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates were extended. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under the Term Note, as amended, through October 31, 2004.

        On May 7, 2004, Doe Run received a notice of default from the trustee of the 11.75% Notes that it is in default of the indenture requirements. The notice gave Doe Run 30 days from the date of receipt of the notice to remedy such defaults by filing its quarterly and annual reports for the 2003 fiscal year with the SEC and to provide a written statement from the Company's independent certified public accountants indicating whether any defaults have come to their attention. The defaults were remedied in the timeframe required.

        On July 1, 2004, Doe Run received a similar notice for the quarterly report for the quarter ended January 31, 2004 from the trustee of the 11.75% Notes. If the default is not remedied within 30 days of the receipt of the notice, the trustee may declare all unpaid principal and interest immediately payable. Management intends to remedy the default in the timeframe required.

        Net unused availability at January 31, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was $11.2 million and $2.8, respectively. In addition to the availability under its revolving credit facilities, Doe Run Peru also had $12.2 million of cash at January 31, 2004. Net unused availability at October 31, 2003 was $14.1 million and $3.8 million under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run Peru's cash balances totaled $16.8 million. Although the factors discussed in Results of Operations that offset the impact of higher metal prices prevented an improvement in liquidity in the first quarter, the Company's long-term liquidity outlook has improved, due to higher prices, other revenue enhancements and cost reductions discussed previously. As of June 30, 2004, net unused availability was $18.8 million under the Doe Run Revolving Credit Facility and $3.8 million under the Doe Run Peru Revolving Credit Facility, and Doe Run Peru's cash balances were $5.3 million. In the U.S. the payment of margin calls to brokers to cover unrealized losses on derivative contracts and the timing of annual payments of insurance and property taxes unfavorably impacted liquidity in the first quarter. The broker and insurance payments resulted in an increase in prepaid expenses during the first quarter. In Peru, higher metal prices resulted in higher initial outlays for concentrate purchases and higher value added tax pre-payments, which will ultimately be recouped, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru's working capital increased between January and June 2004. At metal prices higher than 2003 averages, but lower than those experienced in the first quarter, Doe Run and Doe Run Peru's liquidity should improve.

        In June 2004, the Peruvian government began requalifying importers' duty and tax status. Until that process is complete, Doe Run Peru must post a bond or a third party guarantee on imports of 30% on the cost of the items imported, an increase from the negligible amounts under its previous status. Although amounts are recovered when finished goods are exported, for as long as our previous status is not reinstated this will have an adverse impact on liquidity. Although Doe Run Peru management is taking action to regain its previous status, and believes that Doe Run Peru will be requalified, there is no assurance that the previous status will be reinstated.

  Forward-Looking Statements

        This report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties, and other important factors include, among others: general economic and business conditions, increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products, industry trends, including product pricing; competition, currency fluctuations, the loss of any significant customer, availability of qualified personnel, effects of future collective bargaining agreements, outcome of litigation, changing environmental requirements, political uncertainty, terrorism and major equipment failures. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

        The fair market value (gain/(loss))of the Company's derivatives was approximately $(14,800) and $(11,000) at January 31, 2004 and October 31, 2003. The majority of the balance relates to sold lead futures and sold lead call options related to the U.S. operations.

	Tons		Contract Prices		Fair Value (in 000's)
	01/31/04	10/31/03	01/31/04	10/31/03	01/31/04	10/31/03
Sold lead futures—hedges	22,046	17,417	$634.12/ton	$489.00/ton	(1,356)	(1,850)
Sold lead futures—other	41,116	N/S*	$535.19/ton	N/S*	(7,223)	N/S*
Purchased lead futures—other	(34,805)	N/S*	$578.48/ton	N/S*	4,720	N/S*
Sold lead call options	51,450	69,363	$453.59/ton to $571.00/ton	$430.91/ton to $544.31/ton	(9,893)	(7,475)

*
Not Significant

Item 4. Controls and Procedures.

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of January 31, 2004 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information.

Item 1. Legal Proceedings.

        Doe Run received notice that it would be dismissed from City of St. Louis v. Lead Industries Association, Inc. et al filed in the Circuit Court of the City of St. Louis, Missouri.

        Bray, et al. v. BNSF, et al. (filed June 10, 2004), Storie, et al. v. BNSF, et al. (filed June 18, 2004), Barnicle, et al. v. BNSF, et al, (filed July 1, 2004) Abney, et al. v. BNSF, et al (filed July 9,2004) and Cooper, et al. v. BNSF (filed July 19, 2004) were filed in the Circuit Court of the City of St. Louis, Missouri and list Doe Run among the defendants The suits allege that a total of thirty-five employees or ex-employees, of Burlington Northern and Santa Fe Railway Co. (BNSF) were exposed to lead from the hauling of lead concentrates by the railroad. Similar lawsuits were settled in fiscal 2003.

        B.H., et al. v. Gold Fields Mining Corporation, et al. and R.S., et al. v. Gold Fields Mining Corporation, et al. were filed on July 19, 2004 in the U.S. District Court for the Northern District of Oklahoma and the District Court of Ottawa County, Oklahoma, respectively, against four companies, including Doe Run, alleging personal injury.to forty-five and three minors, respectively, resulting from past mining operations in Ottawa County, Oklahoma.

        The Company is unable at this time, to estimate the expected outcome and the final costs of these actions.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

        31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION (Registrant)
Date July 30, 2004	/s/ DAVID A. CHAPUT David A. Chaput Chief Financial Officer (duly authorized officer and principal financial officer)