Form 10-Q
period 2004-04-30
DOE RUN RESOURCES CORP
filed 2004-09-09
CIK 1061112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2004

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

Registrant’s telephone number, including area code (314) 453 – 7100

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐       Yes             ☒       No

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 9, 2004:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION

Item 1. Financial Statements

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	April 30, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$4,877	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	55,843	56,659
Inventories	108,936	95,680
Prepaid expenses and other current assets	43,423	21,531
Total current assets	213,079	190,664
Property, plant and equipment, net	227,651	230,367
Other noncurrent assets, net	4,826	5,496
Total assets	$445,556	$426,527

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$84,944	$78,117
Accounts payable	70,472	48,392
Accrued liabilities	88,547	84,483
Total current liabilities	243,963	210,992

Long-term debt, less current maturities	322,019	330,579
Other noncurrent liabilities	72,974	71,508
Total liabilities	638,956	613,079

Series A redeemable preferred stock, $1,000 par value, 5,000 authorized; 2,251 and 2,000 shares issued and outstanding at April 30, 2004 and October 31, 2003 respectively; liquidation and redemption value	23,921	22,514

Shareholder’s deficit:

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	1,317	2,724
Accumulated deficit	(182,005)	(173,523)
Accumulated other comprehensive losses	(36,633)	(38,267)
Total shareholder’s deficit	(217,321)	(209,066)
Total liabilities and shareholder’s deficit	$445,556	$426,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net sales	$215,641	$164,110	$405,645	$323,121

Costs and expenses:
Cost of sales	194,952	151,343	373,363	298,177
Depreciation, depletion and amortization	6,207	7,994	12,672	15,941
Selling, general and administrative	7,357	5,558	16,483	12,746
Unrealized (gain) loss on derivative financial instruments	(4,084)	(489)	940	(586)
Other	1,018	582	2,049	900
Total costs and expenses	205,450	164,988	405,507	327,178

Income (loss) from operations	10,191	(878)	138	(4,057)

Other income (expense):
Interest expense, net	(3,410)	(3,481)	(6,587)	(6,535)
Other, net	(462)	369	(512)	96
	(3,872)	(3,112)	(7,099)	(6,439)

Income (loss) before income tax expense	6,319	(3,990)	(6,961)	(10,496)
Income tax expense	956	—	1,521	—
Income (loss) before cumulative effect of change in accounting principle	5,363	(3,990)	(8,482)	(10,496)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(3,940)

Net income (loss)	$5,363	$(3,990)	$(8,482)	$(14,436)
Cumulative preferred stock dividends	(782)	(625)	(1,407)	(1,264)
Net income (loss) allocable to common shares	$4,581	$(4,615)	$(9,889)	$(15,700)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended April 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(8,482)	$(14,436)
Cumulative effect of change in accounting principle	—	3,940
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	12,672	15,941
Imputed interest and amortization of deferred financing costs	554	469
Unrealized (gain)/loss on derivative financial instruments	940	(586)
Losses from impairment and disposal of long-lived assets	1,241	444
Decrease resulting from other changes in assets and liabilities:	(5,920)	(14,832)
Net cash provided by (used in) operating activities	1,005	(9,060)

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,165)	(7,828)
Net cash used in investing activities	(11,165)	(7,828)

Cash flows from financing activities:
Proceeds from revolving loans and short term borrowings, net	596	19,207
Payments on long-term debt	(2,353)	(5,257)
Payment of financing costs	—	(338)
Net cash provided by (used in) financing activities	(1,757)	13,612
Net decrease in cash	(11,917)	(3,276)

Cash at beginning of period	16,794	7,018
Cash at end of period	$4,877	$3,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco).  In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2004 and the results of operations for the three and six month periods ended April 30, 2004 and 2003.  Interim periods are not necessarily indicative of results to be expected for the year.

(2)                     Financial Condition

The Company’s auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that express substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to liquidity and other issues related to defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as the Company’s recurring losses.

The Company had recurring losses in the past several years, primarily the result of the declining treatment charges and low metal prices. Metal prices have risen dramatically in fiscal 2004. Lead prices increased from a London Metal Exchange (LME) settlement monthly average of $532.60 per short ton in October 2003, to $852.40 per short ton in July 2004.  Doe Run has benefited from this price increase in both its lead metal and lead concentrate sales, as influenced by the effects of the Company’s risk management strategy.

Management will continue to assess market and operating conditions to maximize its operating profit or limit losses, while allowing Doe Run to fulfill its environmental obligations. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November, 2003 and will sell on the open market any concentrates that are not required to maintain production at its Herculaneum smelter. Headcount at the Glover Smelter decreased from 163 employees at October 31, 2003 to 11 employees effective with the suspension.  The Company recorded a severance liability related to Glover employees of approximately $1,400 at October 31, 2003. No impairment loss was recognized with respect to this suspension of operations, as cash flows with respect to the primary lead segment should improve with the decision.

As discussed in Note 7, Doe Run Peru has requested a modification to the PAMA for the La Oroya smelter. Although the required compliance date would be extended under the modification, total spending would be approximately $22,000 higher than what is currently required, with an estimated cost of approximately $143,000 over the calendar years 2005-2011

Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity and generate the funds to make the investments under the proposed modifications to the PAMA and to modernize the smelter. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement, decreased power usage in the zinc circuit and the closure of the coke plant.

Net unused availability at April 30, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was approximately $17,712 and $5,430, respectively.  In addition to the availability under its revolving credit facilities, Doe Run Peru also had $4,877 of cash at April 30, 2004.  Net unused availability at October 31, 2003 was approximately $14,373 and $3,830 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run Peru’s cash balances totaled

$16,794.  The Company’s long-term liquidity outlook has improved, due to higher prices, other revenue enhancements and cost reductions. As of July 31, 2004, net unused availability was approximately $21,967 under the Doe Run Revolving Credit Facility and $1,830 under the Doe Run Peru Revolving Credit Facility, and Doe Run Peru had cash balances of $6,098.  In Peru, higher metal prices resulted in higher initial outlays for concentrate purchases and higher VAT payments, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru’s working capital increased between April and July 2004. At metal prices higher than 2003 averages, but lower than those experienced through the second quarter of 2004, Doe Run’s liquidity should continue to improve and Doe Run Peru’s liquidity should stabilize.

(3)                     Inventories

Inventories consist of the following:

	April 30,	October 31,
	2004	2003

Finished metals and concentrates	$13,462	$12,466
Metals and concentrates in process	67,971	56,399
Materials, supplies and repair parts	27,503	26,815

	$108,936	$95,680

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,262 and $5,220 at April 30, 2004 and October 31, 2003, respectively.

(4)                     Debt

On February 16, 2004, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance with all covenants relating to Doe Run Peru’s revolving credit facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800 and $4,000 per calendar year thereafter. In the event Doe Run Peru’s net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under Doe Run Peru’s revolving credit facility by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed in Note 7, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in Doe Run Peru’s revolving credit facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru’s ability to comply with the net worth requirement.

On April 9, 2004 Doe Run entered into an amendment of Doe Run’s revolving credit facility. The amendment waived existing defaults and lowered the net worth requirement.  The amendment became effective when waivers of default under the Term Note were received, as discussed below. Doe Run was in compliance with the covenants in the revolving credit facility, as amended, as of April 30, 2004.

On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waived existing defaults and amended various covenant requirements, among other things. The amendment also required that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates were extended. Doe Run was in compliance with the covenants in the Term Note, as amended, as of April 30, 2004.

(5)                     Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Service cost	$580	$507	$1,199	$1,016
Interest cost on projected benefit obligation	1,764	1,492	3,644	2,992
Expected return on assets	(1,274)	(1,129)	(2,633)	(2,263)
Net amortization and deferral of unrecognized net losses	935	417	1,932	836
Net periodic benefit cost	$2,005	$1,287	$4,142	$2,581

The Company is required to make total contributions of $12,321 for 2004, of which $1,677 have been made as of April 30, 2004.

Postretirement Benefit Plans

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Service cost	$21	$17	$43	$34
Interest cost	142	198	281	395
Amortization of gains	(38)	(52)	(75)	(105)
Amortization of unrecognized prior service cost	5	6	9	12

Net periodic postretirement benefit cost	$130	$169	$258	$336

(6)                     Segment Information

The Company’s operating segments are separately managed business units that are distinguished by products, location and production process. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The recycling operations segment, located in Missouri, recycles lead-bearing materials, primarily spent batteries. The fabricated products segment produces value-added lead products. Doe Run Peru produces an extensive product mix of non-ferrous and precious metals.

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Operating Segments - Revenues
Revenues from external customers:
Peruvian operations	$148,004	$104,120	$270,977	$206,183
Primary lead	48,194	39,191	98,722	76,050
Recycling operations	21,693	16,772	37,762	32,274
Fabricated products	3,340	3,720	6,148	7,864
Total	221,231	163,803	413,609	322,371
Revenues from other operating segments: (1)
Peruvian operations	109	195	109	438
Primary lead	252	269	516	479
Recycling operations	111	197	155	395
Total	472	661	780	1,312
Total reportable segments	221,703	164,464	414,389	323,683
Other revenues/gains (losses) (2)	(5,590)	307	(7,964)	750
Intersegment eliminations	(472)	(661)	(780)	(1,312)
Total revenues	$215,641	$164,110	$405,645	$323,121

(1)          Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

(2)          Other revenues consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts. Realized losses on derivative contracts in current year are due to the effect of higher metal prices on settled positions.

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Operating Segments – Adjusted EBITDA (Earnings before interest, taxes, and depletion, depreciation and amortization)
Peruvian operations	$9,029	$4,130	$10,443	$8,400
Primary lead	10,193	1,758	19,059	3,216
Recycling operations	5,136	2,196	7,259	5,606
Fabricated products	166	163	414	1,055
Total reportable segments	24,524	8,247	37,175	18,277
Realized gains (losses) on derivatives	(6,141)	309	(8,515)	389
Other revenues and expenses (3)	(1,162)	1,897	(3,169)	1,084
Corporate selling, general and administrative expenses	(4,335)	(2,622)	(10,232)	(7,020)
Intersegment eliminations	5	53	25	(18)
Consolidated adjusted EBITDA	12,891	7,884	15,284	12,712
Depreciation, depletion and Amortization	(6,207)	(7,994)	(12,672)	(15,941)
Interest income	4	5	11	16
Interest expense	(3,414)	(3,486)	(6,598)	(6,551)
Unrealized gain (loss) on derivatives	4,084	489	(940)	586
Other	(1,039)	(888)	(2,046)	(1,318)
Income (loss) before income taxes	$6,319	$(3,990)	$(6,961)	$(10,496)

(3)          Other revenues and expenses include expenses not allocated to operating segments, including environmental expenses relating to historic operations, and adjustments necessary to state the primary lead and recycling operation’s inventories at LIFO cost.

(7)                     Asset Retirement and Environmental Obligations

The Company is subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharges, solid and hazardous waste treatment, storage and disposal and remediation of releases of hazardous substances.  The Company’s facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation.  The Company has made and intends to continue making the necessary expenditures for environmental remediation and compliance with environmental laws and regulations.  Environmental laws and regulations may become more stringent in the future which could increase costs of compliance.

Asset Retirement Obligations

On November 1, 2002 the Company adopted Statement No. 143 “Accounting for Asset Retirement Obligations”  (Statement No. 143). With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value.  These liabilities will be accreted to full value over time through charges to income.  In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and will be depreciated over the asset’s useful life.

The Company’s mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation.  The Company’s primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), but is subject to a state closure permit, which requires activities to contain and cover the pile upon cessation of operations.  The Company’s mining and milling operations are subject to Missouri mine waste closure permit requirements and lease agreements which require the Company to reclaim surface areas, including remediation of mining waste disposal areas, and to perform closure activities underground.  These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition.  Closure activities may be performed over time.

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

The Company’s total recorded liability for AROs was approximately $15,100 and $14,600 as of April 30, 2004 and October 31, 2003, respectively.

Environmental remediation - Domestic Operations

Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant.

Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter, and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed.  The May 29, 2001 AOC was modified effective on May 20, 2004.  The modification accelerated the number of properties to be remediated in 2004.  The estimated costs of remediating these properties is approximately $1,740 to be spent in 2004, and $380 in the following year.  The estimated costs for the properties to be completed after 2004 assumes the use of phosphate treatment to stabilize them.  If the use of such treatment is not accepted by the EPA, costs of remediation will be higher than those currently estimated.

Doe Run signed a Settlement Agreement with the State of Missouri on April 26, 2002 whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer.   Under the terms of the voluntary property purchase plan, Doe Run immediately extended offers to the owners of twenty-one properties having children less than 72 months old living in them. All of these owners have requested offers and all but two have accepted offers. Of the remaining one hundred thirty-nine homeowners, those that request an offer must be extended offers by the end of 2004.  The homeowners have until June 30, 2005 to accept any offers made. The amount paid to the homeowners who accept an offer is based on an appraisal of the property’s value at August 31, 2001, plus, if a replacement property is purchased, an amount for owner-occupied residences representing the lesser of the difference between the appraisal amount and the cost of a similar property in another designated community or the difference between the appraisal amount and the replacement property.

As of July 31, 2004, a total of one hundred twenty-five homeowners have requested offers, and seventy-five of one hundred seventeen delivered offers had been accepted. As of July 31, 2004, the Company had spent approximately $4,000 under the voluntary property purchase plan, with another $2,000 in accepted offers awaiting a closing date, and $3,500 in outstanding offers. Management cannot estimate how many of the remaining homeowners will request offers, or, if offers are requested and accepted, what price will be paid for the related property.

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

The Company’s statement of operations reflects an impairment loss that is primarily related to properties owned in Herculaneum, as approval for reoccupancy of the properties has not yet been received and it cannot be assured that the cost of the properties will be recovered through future cash flows.  If the cost of the property cannot be recovered through future cash flows, additional impairment losses will be recognized as properties are purchased. The Company’s recorded liability for remediation does not include the future purchase costs relating to the voluntary property purchase plan, as these costs are capitalized.

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

Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block “P” site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri.  There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice.  CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages.  The Company’s estimate of the cost of this remediation is approximately $9,800 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date.  However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order ordering certain remediation activities by Doe Run at the Block “P” millsite. Doe Run has requested that other parties be added to the order.  Doe Run will seek reimbursement from the U.S. Government and these other parties.

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

In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. Approximately 412 houses were identified as potentially requiring remediation. Doe Run expects that its share of the potential remediation costs will not be significant, based on management’s estimates of the number of houses requiring remediation, remediation methods and Doe Run’s apportionment of the costs.

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

Doe Run’s recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989.  This will involve remediation of solid waste management units at the site, although the plan for corrective action will not be finalized until late in fiscal 2004. The Company’s estimate of the cost of this corrective action is $2,000.  The storage area is also covered under the permit, but management does not believe the cost of closure is significant.  While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

On August 25, 2004, the EPA issued a Notice of Violation (“NOV”) to the Company alleging past violations of the recycling facility’s air permit conditions regarding production limits for its reverbatory furnace. Management believes the facility has operated in compliance with state and federal air requirements and will contest the NOV.  If the EPA prevails, there is a reasonable possibility that fines based on this action could have a material adverse effect on the Company’s liquidity or results of operations.

The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended.  Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

The Company had recorded liabilities of approximately $13,700 and $14,400 related to these remediation obligations as of April 30, 2004 and October 31, 2003, respectively.

Foreign Operations

Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). Once approved, the PAMA, as modified from time to time, functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of La Oroya’s PAMA, except for certain closure requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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
$134,000

The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $168,000 for the remaining term of the PAMA. The investment schedule in the PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the PAMA currently requires Doe Run Peru to begin construction of certain sulfuric acid plants in 2005, estimated to cost approximately $107,500, in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru submitted a request to MEM in July 2004 to modify the requirements of the existing PAMA. Although the required compliance date under the proposal would be extended, total spending would be approximately $22,000 higher than what is currently required under the existing PAMA, with an estimated cost of approximately $143,000 over the calendar years 2005-2011. There can be no assurance that the Peruvian government will approve the alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

Doe Run Peru’s operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on December 31, 2006. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition or results of operations.

Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Discussions are being held with Centromin regarding the modification discussed above. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition or results of operations.

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

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of April 30, 2004 and October 31, 2003.

Consolidated

The Company believes its recorded liabilities for domestic and foreign environmental, mine closure and reclamation matters are adequate, based on the information currently available.  Depending upon the type and extent of activities required, revisions to management’s estimates of costs to perform these activities are reasonably possible in the near term.  Therefore, there can be no assurance that additional costs, both individually and in the aggregate, would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(8)                     Litigation

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

Doe Run has been named in eight suits filed by fifty-nine railway employees against a railroad carrier and multiple lead mining companies alleging personal injury resulting from exposure to lead concentrates hauled by the railroad carrier. The railroad carrier has also threatened Doe Run with possible legal action for claims for indemnity allegedly arising out of contracts with Doe Run or its predecessors for payments that the railroad has made in regard to personal injury claims against the railroad by railway workers and others, including those made in 114 cases previously settled by Doe Run.   Doe Run is currently in the process of investigating these claims.

This railroad carrier has also communicated to Doe Run that it intends to seek contribution from Doe Run for cleanup actions at a rail car clean-out area that the carrier was ordered to take by the federal government.   The carrier pled guilty to a felony and paid a criminal fine for its actions.  It is Doe Run’s position that Doe Run cannot be held liable for another’s criminal actions.  No lawsuit has been filed.

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

Doe Run and several other parties were named defendants in a suit brought by the City of St. Louis, Missouri for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis.  Doe Run was dismissed from the case in June 2004.

Doe Run has been named in an asbestos injury suit by an individual against numerous companies, alleging that they were exposed to asbestos, including at the St. Joe Minerals Corporation (Doe Run’s predecessor) premises but has not been served with a complaint.  Doe Run was served a Writ of Summons in a second case filed in Pennsylvania in May 2003 but has not yet been served with a complaint, so few details of the case are known, including the alleged location of the exposure.

Doe Run has been named in a suit claiming alleged damages to the property of a small business in the vicinity of Doe Run’s recycling facility.  Because the facility meets the required national ambient air standard for lead and given the scope of any potential economic loss as measured by property values in the area, it is not probable that such a claim would have a material impact on Doe Run.

Doe Run has been named as a party in various lawsuits relating to certain operations of its predecessor.  Fluor Corporation, the owner of Doe Run’s predecessor, retained the obligation for any costs of defense or claims relating to these lawsuits.  Should Fluor Corporation become unable to fulfill its contractual obligation, Doe Run could be liable for any costs or claims resulting from these lawsuits.  There is no reason at this time to believe that Fluor Corporation could not fulfill its contractual obligations.

Doe Run Peru is a defendant in seventy-two lawsuits in the Lima, Peru labor courts.  All lawsuits allege that workers have contracted lung disease from working at the mining facilities.  Doe Run Peru has made claims in most of the cases against Centromin, the prior owner, and has also made claims against both governmental agencies and private companies that provide workers’ insurance.  The average claim is $17.  In one of the seventy-two pending cases, the lower court has issued a decision in which it awarded just 40% of the claim, with Doe Run Peru to pay 25% of the award and Centromin the rest.

On December 26, 2003, the Peru tax authority, SUNAT notified Doe Run Peru of an income tax assessment for the 1998 tax year.  The assessment primarily relates to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997.  Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed and additional income taxes due.

Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6,600, plus penalties and interest of $10,200 through July 31, 2004 for the 1998 tax year.  For tax years after 1998, the Company estimates that additional taxes of approximately $5,700 would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $23,900 through July 31, 2004 in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $6,200 through July 31, 2004.  Currently, SUNAT is reviewing tax years 1999, 2000 and 2001.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the change discussed above, or approximately $3,500.

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

(9)                     Subsequent Events

On May 7, 2004, Doe Run received a notice of default from the trustee of the 11.75% Notes that it is in default of the indenture requirements. The notice gave Doe Run 30 days from the date of receipt of the notice to remedy such defaults by filing its quarterly and annual reports for the 2003 fiscal year with the SEC and to provide a written statement from the Company’s independent certified public accountants indicating whether any defaults have come to their attention. The defaults were remedied in the timeframe required.

On July 1, 2004, Doe Run received a similar notice for the quarterly report for the quarter ended January 31, 2004 from the trustee of the 11.75% Notes. If the default is not remedied within 30 days of the receipt of the notice, the trustee may declare all unpaid principal and interest immediately payable. The default was remedied in the timeframe required.

(10)              Guarantor Subsidiaries

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

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet (unaudited)

As of April 30, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$—	$—	$—	$4,877	$—	$4,877
Trade accounts receivable, net of allowance for doubtful accounts	39,582	—	2,627	13,859	(225)	55,843
Inventories	37,925	—	1,098	69,931	(18)	108,936
Prepaid expenses and other current assets	20,762	—	94	22,567	—	43,423
Due from subsidiaries	31,595	761	—	—	(32,356)	—
Total current assets	129,864	761	3,819	111,234	(32,599)	213,079
Property, plant and equipment, net	78,664	13,157	1,864	133,966	—	227,651
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	4,571	—	66	189	—	4,826
Investment in subsidiaries	(17,022)	—	—	—	17,022	—
Total assets	$335,140	$13,918	$5,749	$245,389	$(154,640)	$445,556

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$50,544	$—	$—	$34,400	$—	$84,944
Accounts payable	23,039	—	519	47,139	(225)	70,472
Accrued liabilities	63,198	—	1,775	23,574	—	88,547
Due to parent/subsidiaries	761	—	8,501	23,094	(32,356)	—
Total current liabilities	137,542	—	10,795	128,207	(32,581)	243,963

Long-term debt, less current maturities	322,019	—	—	—	—	322,019
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	68,979	—	654	3,341	—	72,974
Total liabilities	528,540	—	11,449	270,611	(171,644)	638,956

Series A redeemable preferred stock	23,921	—	—	—	—	23,921

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	1,317	16,526	1,205	—	(17,731)	1,317
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(218,638)	(2,608)	(6,906)	(27,227)	36,741	(218,638)
Total shareholders’ equity (deficit)	(217,321)	13,918	(5,700)	(25,222)	17,004	(217,321)
Total liabilities and shareholders’ equity (deficit)	$335,140	$13,918	$5,749	$245,389	$(154,640)	$445,556

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Balance Sheet

As of October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$—	$—	$—	$16,794	$—	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	37,310	—	2,590	16,982	(223)	56,659
Inventories	40,432	—	1,202	54,081	(35)	95,680
Prepaid expenses and other current assets	13,093	—	86	8,352	—	21,531
Due from subsidiaries	26,642	371	—	—	(27,013)	—
Total current assets	117,477	371	3,878	96,209	(27,271)	190,664
Property, plant and equipment, net	80,086	14,312	2,286	133,683	—	230,367
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	5,174	—	66	256	—	5,496
Investment in subsidiaries	(13,506)	—	—	—	13,506	—
Total assets	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40,558	$—	$—	$37,559	$—	$78,117
Accounts payable	16,569	—	621	31,425	(223)	48,392
Accrued liabilities	59,258	—	2,207	23,018	—	84,483
Due to parent/subsidiaries	371	—	7,604	19,038	(27,013)	—
Total current liabilities	116,756	—	10,432	111,040	(27,236)	210,992

Long-term debt, less current maturities	330,579	—	—	—	—	330,579
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,511	—	760	3,237	—	71,508
Total liabilities	514,846	—	11,192	253,340	(166,299)	613,079

Series A redeemable preferred stock	22,514	—	—	—	—	22,514

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	2,724	16,062	1,205	—	(17,267)	2,724
Accumulated deficit and accumulated other comprehensive losses	(211,790)	(1,379)	(6,168)	(25,197)	32,744	(211,790)
Total shareholders’ equity (deficit)	(209,066)	14,683	(4,962)	(23,192)	13,471	(209,066)
Total liabilities and shareholders’ equity (deficit)	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

(10)              Guarantor Subsidiaries (continued)

Consolidating Statement of Operations (unaudited)

Six Months Ended April 30,  2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$134,966	$—	$6,148	$271,086	$(6,555)	$405,645

Costs and expenses:
Cost of sales	114,419	—	5,007	254,734	(797)	373,363
Depletion, depreciation and amortization	4,842	1,619	422	5,789	—	12,672
Selling, general and administrative	9,858	—	1,102	11,298	(5,775)	16,483
Unrealized (gain) loss on derivatives	1,255	—	—	(315)	—	940
Other	2,017	29	(1)	4	—	2,049
Total costs and expenses	132,391	1,648	6,530	271,510	(6,572)	405,507
Income (loss) from operations	2,575	(1,648)	(382)	(424)	17	138
Other income (expense):
Interest expense, net	(5,110)	—	(357)	(1,120)	—	(6,587)
Other, net	(446)	419	1	(486)	—	(512)
Equity in earnings of subsidiaries	(3,980)	—	—	—	3,980	—
	(9,536)	419	(356)	(1,606)	3,980	(7,099)

Income (loss) before income tax expense	(6,961)	(1,229)	(738)	(2,030)	3,997	(6,961)

Income tax expense	1,521	—	—	—	—	1,521
Income (loss) before cumulative effect of change in accounting principle	(8,482)	(1,229)	(738)	(2,030)	3,997	(8,482)
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net income (loss)	(8,482)	(1,229)	(738)	(2,030)	3,997	(8,482)
Cumulative preferred stock dividends	(1,407)	—	—	—	—	(1,407)
Net income (loss) allocable to common shares	$(9,889)	$(1,229)	$(738)	$(2,030)	$3,997	$(9,889)

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended April 30, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$67,779	$—	$3,340	$148,113	$(3,591)	$215,641

Costs and expenses:
Cost of sales	56,435	—	2,840	136,146	(469)	194,952
Depletion, depreciation and amortization	2,359	765	211	2,872	—	6,207
Selling, general and administrative	4,177	—	496	5,803	(3,119)	7,357
Unrealized gain on derivatives	(3,135)	—	—	(949)	—	(4,084)
Other	1,015	—	—	3	—	1,018
Total costs and expenses	60,851	765	3,547	143,875	(3,588)	205,450

Income (loss) from operations	6,928	(765)	(207)	4,238	(3)	10,191

Other income (expense):
Interest expense, net	(2,586)	—	(182)	(642)	—	(3,410)
Other, net	(334)	224	3	(355)	—	(462)
Equity in earnings of subsidiaries	2,311	—	—	—	(2,311)	—
	(609)	224	(179)	(997)	(2,311)	(3,872)

Income (loss) before income tax expense	6,319	(541)	(386)	3,241	(2,314)	6,319

Income tax expense	956	—	—	—	—	956
Income (loss) before cumulative effect of change in accounting principle	5,363	(541)	(386)	3,241	(2,314)	5,363
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net income (loss)	5,363	(541)	(386)	3,241	(2,314)	5,363
Cumulative preferred stock dividends	(782)	—	—	—	—	(782)
Net income (loss) allocable to common shares	$4,581	$(541)	$(386)	$3,241	$(2,314)	$4,581

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations (unaudited)

Six Months Ended April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$114,487	$7,864	$206,621	$(5,851)	$323,121

Costs and expenses:
Cost of sales	100,272	5,962	193,238	(1,295)	298,177
Depletion, depreciation and amortization	9,341	727	5,873	—	15,941
Selling, general and administrative	6,877	994	9,414	(4,539)	12,746
Unrealized gain on derivatives	(460)	—	(126)	—	(586)
Other	900	—	—	—	900
Total costs and expenses	116,930	7,683	208,399	(5,834)	327,178

Income (loss) from operations	(2,443)	181	(1,778)	(17)	(4,057)

Other income (expense):
Interest expense, net	(4,859)	(264)	(1,412)	—	(6,535)
Other, net	199	5	(108)	—	96
Equity in earnings of subsidiaries	(3,485)	—	—	3,485	—
	(8,145)	(259)	(1,520)	3,485	(6,439)

Income (loss) before income tax expense	(10,588)	(78)	(3,298)	3,468	(10,496)

Income tax expense	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(10,588)	(78)	(3,298)	3,468	(10,496)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,848)	—	(92)	—	(3,940)

Net income (loss)	$(14,436)	$(78)	$(3,390)	$3,468	$(14,436)
Cumulative preferred stock dividends	(1,264)	—	—	—	(1,264)
Net income (loss) allocable to common shares	$(15,700)	$(78)	$(3,390)	$3,468	$(15,700)

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$59,044	$3,720	$104,315	$(2,969)	$164,110

Costs and expenses:
Cost of sales	51,165	3,063	97,830	(715)	151,343
Depletion, depreciation and amortization	4,690	367	2,937	—	7,994
Selling, general and administrative	2,622	495	4,749	(2,308)	5,558
Unrealized gain on derivatives	(466)	—	(23)	—	(489)
Other	582	—	—	—	582
Total costs and expenses	58,593	3,925	105,493	(3,023)	164,988

Income (loss) from operations	451	(205)	(1,178)	54	(878)

Other income (expense):
Interest expense, net	(2,667)	(121)	(693)	—	(3,481)
Other, net	282	—	87	—	369
Equity in earnings of subsidiaries	(2,056)	—	—	2,056	—
	(4,441)	(121)	(606)	2,056	(3,112)

Income (loss) before income tax expense	(3,990)	(326)	(1,784)	2,110	(3,990)

Income tax expense	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(3,990)	(326)	(1,784)	2,110	(3,990)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	—

Net income (loss)	$(3,990)	$(326)	$(1,784)	$2,110	$(3,990)
Cumulative preferred stock dividends	(625)	—	—	—	(625)
Net income (loss) allocable to common shares	$(4,615)	$(326)	$(1,784)	$2,110	$(4,615)

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended April 30, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$4,737	$390	$(897)	$(6,741)	$3,516	$1,005
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,092)	—	—	(6,073)	—	(11,165)
Investment in subsidiaries	3,516	—	—	—	(3,516)	—

Net cash used in investing activities	(1,576)	—	—	(6,073)	(3,516)	(11,165)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	2,196	—	—	(1,600)	—	596
Payments on long-term debt	(794)	—	—	(1,559)	—	(2,353)
Due to/due from parent/subsdiaries	(4,563)	(390)	897	4,056	—	—
Net cash provided by (used in) financing activities	(3,161)	(390)	897	897	—	(1,757)

Net decrease in cash	—	—	—	(11,917)	—	(11,917)

Cash at beginning of period	—	—	—	16,794	—	16,794
Cash at end of period	$—	$—	$—	$4,877	$—	$4,877

(10)              Guarantor Subsidiaries (continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended April 30, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$(9,406)	$1,015	$(4,011)	$3,342	$(9,060)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,676)	(1)	(5,151)	—	(7,828)
Investment in subsidiaries	3,342	—	—	(3,342)	—
Net cash provided by (used in) investing activities	666	(1)	(5,151)	(3,342)	(7,828)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	15,907	—	3,300	—	19,207
Payments on long-term debt	(3,114)	—	(2,143)	—	(5,257)
Payment of financing costs	(338)	—	—	—	(338)
Due to/due from parent/subsdiaries	(3,715)	(1,014)	4,729	—	—
Net cash provided by (used in) financing activities	8,740	(1,014)	5,886	—	13,612
Net decrease in cash	—	—	(3,276)	—	(3,276)

Cash at beginning of period	—	—	7,018	—	7,018
Cash at end of period	$—	$—	$3,742	$—	$3,742

DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	April 30, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$4,877	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	13,859	16,982
Inventories	69,931	54,081
Prepaid expenses and other current assets	22,567	8,352
Total current assets	111,234	96,209

Property, plant and equipment, net	133,966	133,683
Other noncurrent assets, net	189	256
Total assets	$245,389	$230,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$34,400	$37,559
Accounts payable	47,139	31,425
Accrued liabilities	23,574	23,018
Due to parent	23,094	19,038
Total current liabilities	128,207	111,040

Due to parent	139,063	139,063
Other noncurrent liabilities	3,341	3,237
Total liabilities	270,611	253,340

Shareholders’ deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares issued and outstanding	2,005	2,005
Accumulated deficit and other comprehensive loss	(27,227)	(25,197)
Total shareholders’ deficit	(25,222)	(23,192)
Total liabilities and shareholders’ equity	$245,389	$230,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net sales	$148,113	$104,315	$271,086	$206,621

Costs and expenses:
Cost of sales	136,146	97,830	254,734	193,238
Depletion, depreciation and amortization	2,872	2,937	5,789	5,873
Selling, general and administrative	5,803	4,749	11,298	9,414
Unrealized (gain)/loss on derivatives	(949)	(23)	(315)	(126)
Other	3	—	4	—
Total costs and expenses	143,875	105,493	271,510	208,399

Income (loss) from operations	4,238	(1,178)	(424)	(1,778)

Other income (expense):
Interest expense, net	(642)	(693)	(1,120)	(1,412)
Other, net	(355)	87	(486)	(108)
	(997)	(606)	(1,606)	(1,520)

Income (loss) before income tax expense	3,241	(1,784)	(2,030)	(3,298)

Income tax expense	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	3,241	(1,784)	(2,030)	(3,298)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(92)
Net income (loss)	$3,241	$(1,784)	$(2,030)	$(3,390)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended April 30,
	2004	2003

Net cash used in operating activities	$(6,741)	$(4,011)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,073)	(5,151)
Net cash used in investing activities	(6,073)	(5,151)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	(1,600)	3,300
Payments on long-term debt	(1,559)	(2,143)
Loans with parent	4,056	4,729
Net cash provided by financing activities	897	5,886
Net increase (decrease) in cash	(11,917)	(3,276)

Cash at beginning of period	16,794	7,018
Cash at end of period	$4,877	$3,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of Doe Run Peru S.R.L. (Doe Run Peru or the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2004 and results of operations for the three and six month periods ended April 30, 2004 and 2003.  All material intercompany balances and transactions have been eliminated.  Interim periods are not necessarily indicative of results to be expected for the year.

(2)                     Financial Condition

The Company’s auditors issued unqualified opinions on the 2003 audited financial statements of the Company that expresses substantial doubt about the Company’s ability to continue as a going concern due to liquidity and other issues related to defaults under its loan agreement, uncertainties related to environmental matters, as well as the Company’s recurring losses.

As discussed in Note 5, Doe Run Peru has requested a modification to the PAMA for the La Oroya smelter. Although the required compliance date would be extended under the modification, total spending would be approximately $22,000 higher than what is currently required, with an estimated cost of approximately $143,000 over the calendar years 2005-2011

Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity and generate the funds to make the investments under the proposed modifications to the PAMA and to modernize the smelter. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement, decreased power usage in the zinc circuit and the closure of the coke plant.

Net unused availability at April 30, 2004 and October 31, 2003 under the Doe Run Peru Revolving Credit Facility was approximately $5,430 and $3,830, respectively.  In addition to the availability under its revolving credit facilities, Doe Run Peru also had cash balances of $4,877 at April 30, 2004 and $16,794 at October 31, 2003.  The Company’s long-term liquidity outlook has improved, due to higher prices, other revenue enhancements and cost reductions. As of July 31, 2004, net unused availability was approximately $1,830 under the Doe Run Peru Revolving Credit Facility, and Doe Run Peru had cash balances of $6,098.  In Peru, higher metal prices resulted in higher initial outlays for concentrate purchases and higher VAT payments, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru’s working capital increased between April and July 2004. At metal prices higher than 2003 averages, but lower than those experienced through the second quarter of 2004, Doe Run Peru’s liquidity should stabilize.

(3)                     Inventories

Inventories consist of the following:

	April 30, 2004	October 31, 2003

Finished metals and concentrates	$9,245	$2,535
Metals and concentrates in process	48,163	39,654
Materials, supplies and repair parts	12,523	11,892

	$69,931	$54,081

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $911 at April 30, 2004 and October 31, 2003.

(4)       Debt

On February 16, 2004, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance with all covenants relating to Doe Run Peru’s revolving credit facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800 and $4,000 per calendar year thereafter. In the event Doe Run Peru’s net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under Doe Run Peru’s revolving credit facility by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed in Note 6, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in Doe Run Peru’s revolving credit facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru’s ability to comply with the net worth requirement.

(5)                     Asset Retirement and Environmental Obligations

Asset Retirement Obligations

On November 1, 2002 Doe Run Peru adopted Statement No. 143 “Accounting for Asset Retirement Obligations”  (Statement No. 143). With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value.  These liabilities will be accreted to full value over time through charges to income.  In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and will be depreciated over the asset’s useful life.

Doe Run Peru has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock.  Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

Doe Run Peru’s total recorded liability for AROs was approximately $1,700 and $1,600 as of April 30, 2004 and October 31, 2003, respectively.

Environmental Remediation

Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for an Environmental Adjustment and Management Program (PAMA) that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). Once approved, the PAMA, as modified from time to time, functions as the equivalent of an operating permit with which the operator must comply. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Future changes in legal rules and maximum permissible levels would not be applicable to Doe Run Peru for the remaining period of La Oroya’s PAMA, except for certain closure requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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
$134,000

The current estimate for the total to be expended on environmental projects under the PAMA and on additional related process changes for Doe Run Peru is approximately $168,000 for the remaining term of the PAMA. The investment schedule in the PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Although the PAMA currently requires Doe Run Peru to begin construction of certain sulfuric acid plants in 2005, estimated to cost approximately $107,500, in order to reduce emissions, Doe Run Peru is also proceeding with efforts to identify alternative methods of achieving compliance. These efforts include, but are not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts must take into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru submitted a request to MEM in July 2004 to modify the requirements of the existing PAMA. Although the required compliance date under the proposal would be extended, total spending would be approximately $22,000 higher than what is currently required under the existing PAMA, with an estimated cost of approximately $143,000 over the calendar years 2005-2011. There can be no assurance that the Peruvian government will approve the alternatives or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

Doe Run Peru’s operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions, ambient air quality and wastewater effluent quality. The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA on December 31, 2006. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition or results of operations.

Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Discussions are being held with Centromin regarding the modification discussed above. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition or results of operations.

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

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of April 30, 2004 and October 31, 2003.

(6)                     Litigation

Doe Run Peru is a defendant in seventy-two lawsuits in the Lima labor courts.  All lawsuits allege that workers have contracted lung disease from working at the mining facilities.  Doe Run Peru has made claims in most of the cases against Centromin, the prior owner, and has also made claims against both governmental agencies and private companies that provide workers’ insurance.  The average claim is $17.  In one of the seventy-two pending cases, the lower court has issued a decision in which it awarded just 40% of the claim, with Doe Run Peru to pay 25% of the award and Centromin the rest.

On December 26, 2003, the Peru tax authority, SUNAT notified Doe Run Peru of an income tax assessment for the 1998 tax year.  The assessment primarily relates to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997.  Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed and additional income taxes due.

Under the assessment, the reduction in depreciation would result in additional taxes of approximately $6,600, plus penalties and interest of $10,200 through July 31, 2004 for the 1998 tax year.  For tax years after 1998, the Company estimates that additional taxes of approximately $5,700 would be due related to the decrease in the amount of depreciation originally claimed plus penalties and interest of approximately $23,900 through July 31, 2004 in the event SUNAT would prevail. Interest would also be assessed on the prepayments of taxes that were not made as a result of the depreciation deductions taken by Doe Run Peru in the years affected, estimated at approximately $6,200 through July 31, 2004.  Currently, SUNAT is reviewing tax years 1999, 2000 and 2001.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the change discussed above, or approximately $3,500.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the three months (the 2004 quarter) and the six months (the 2004 period) ended April 30, 2004 should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein.

Overview

Metal prices

Metal prices have risen dramatically in fiscal 2004. Lead prices increased from a London Metal Exchange (LME) settlement monthly average of $532.60 per short ton in October 2003, to $852.40 per short ton in July 2004.  Doe Run has benefited from this price increase in both its lead metal and lead concentrate sales, as affected by the Company’s risk management strategy.

Doe Run Peru’s revenues and feed costs increased as a result of the price increases, as did inventory and accounts payable as of April 30, 2004.

Primary lead operations

In the first fiscal quarter, Doe Run made a significant change in its primary lead operations in the U.S. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November 2003 and will sell any concentrates on the open market that are not required to maintain production at its Herculaneum smelter.

Doe Run adjusted its mine production plan in the second quarter to take advantage of higher metal prices, including copper recovery equipment that has been installed at our Buick mine/mill to increase copper production by approximately 2,400 tons per year, which should improve cash flow and results of operations. The plan also provides for a change in the mine plan to mine at a lower grade than prior year in order to optimize Doe Run’s ore reserves.

Recycling operations (previously referred to as secondary lead operations)

Due to a tight market for secondary lead feed, the reduced availability of high lead content feed has changed the mix of feed processed by the recycling facility, which has adversely affected production and costs. In addition, the increased demand for secondary lead feed has resulted in increases in the cost of feed.

Process modifications are near completion to increase the desulfurization capability of the battery breaking/desulfurization/crystallization (BDC) plant, which will improve the facility’s capability to process the new feed mix. Production levels are expected to improve, resulting in an additional 1,500 tons of lead metal production a month, and results of operations should improve in the fourth quarter as a result.

Doe Run Peru

In February 2004, Doe Run Peru previewed a plan for comment with the Ministry of Energy and Mining with the intent of modifying and extending the PAMA through the end of 2011. The modification was submitted in July 2004. The proposal addresses environmental impacts related to fugitive emissions and the escape of heavy metal and is intended to meet the health and safety needs of the community. Although the required compliance date under the proposal would be extended, total spending would be approximately $22.0 million higher than what is currently required under the existing PAMA, with an estimated cost of approximately $143.0 million over the calendar years 2005-2011, which management expects will be funded by cash from operations; see the discussion of revisions to our business plans below. Although management believes that the modification will be approved, there can be no assurance that the Peruvian government will approve the alternatives. If the requested PAMA modification is not approved, Doe Run Peru may not be in compliance with the requirements of the PAMA investment schedule in 2005 and could be subject to penalties. If the requested PAMA modification is not approved Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

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

Results of Operations

Impact of Metals Pricing

The recovery of metal prices, which began late in 2003, continued into the second quarter of 2004. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Average Prices
Lead ($/short ton)	766.40	414.20	697.60	408.20
Copper ($/short ton)	2,640.40	1,491.00	2,333.80	1,475.40
Zinc ($/short ton)	976.80	704.80	929.00	706.60
Silver ($/troy ounce)	6.92	4.56	6.32	4.60

The recent price increases reflect the significant tightening in worldwide metal supply and the weakening of the U.S. dollar. Supply has tightened due to mine closures, cutbacks and slowed development stemming from the low prices from 1998-2003.

Production

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
U.S. Operations
Lead concentrates (metal content, short tons)	69,343	73,174	132,267	145,192
Lead metal-primary (short tons)	39,606	69,738	89,162	140,979
Lead metal-recycling (short tons)	32,789	33,364	65,636	70,330
Ore Production (000’s of dry short tons)	1,260	1,178	2,436	2,328
Ore grade	5.70%	6.37%	5.62%	6.39%

Doe Run Peru Operations
Refined copper (short tons)	15,528	17,750	31,303	34,872
Refined lead (short tons)	32,673	28,146	64,792	58,188
Refined zinc (short tons)	17,523	20,372	37,668	41,052
Refined silver (thousands of troy ounces)	9,235	8,496	18,012	17,197
Refined gold (thousands of troy ounces)	17	24	30	42
Copper concentrates (metal content, short tons)	4,409	4,402	8,905	8,933
Ore Grade (copper content)	1.13%	1.12%	1.12%	1.11%

At the Company’s primary mining operations, the lead grade of ore decreased in 2004, compared to 2003, as pillar recovery in the Buick mine has been less than planned, resulting in lower volume of lead in concentrate produced.  Gross production costs in the 2004 quarter increased by 28% compared to the prior quarter, and by 21% in the 2004 period as compared with the prior period, with higher payroll and fringe costs, higher repairs and maintenance costs and higher royalties resulting from the increase in metal prices.  The Company also incurred cost to move existing equipment to enhance copper recovery at the Buick mill.  This will enable the company to produce more copper product and allow the Company to benefit from higher copper prices.  As a result of the higher production costs and lower production of lead metal in concentrates, the unit cost of metal contained in concentrates increased 32% in the 2004 quarter compared to the 2003 quarter and 28% in the 2004 period compared to the 2003 period.

In 2004 Doe Run’s primary smelter operation’s production was lower than in 2003, due to the indefinite suspension of operations at the Glover smelter, which resulted in a decrease of approximately 33,000 tons in the 2004 quarter and 60,000 tons in the 2004 period, compared to the comparable prior year periods. In the 2004 quarter and the 2004 period, the Herculaneum smelter increased production approximately 3,000 tons from the 2003 quarter and over 7,000 tons from the 2003 period, respectively. The Company is planning by the fourth quarter to increase the Herculaneum smelter’s production to a rate of approximately 16,000 tons per month for the remainder of the year.  This operating level is dependent upon the smelter’s ability to continue compliance with air quality monitors at the higher production levels as well as supporting market conditions. The production costs decreased due to the suspension of operations at the Glover smelter offset by higher payroll and fringe costs, higher production levels and an increase in repair and maintenance costs at the Herculaneum smelter.  As a result of these changes, the cost per ton of primary lead metal produced for the 2004 quarter and the 2004 period increased 19% and 24% compared to the corresponding prior year periods.

Production at the Company’s Buick recycling operation declined 2% for the 2004 quarter and 8% for the 2004 period.  A change in feed mix resulting from the lack of availability of higher lead content feed sources resulted in a higher percentage of low lead content feed, which negatively impacted production efficiency and required increased fuel and reagent use. Production costs increased 8% in the 2004 quarter and period versus the comparable prior year periods due primarily to increases in propane, oxygen, chemicals, reagents and labor costs.  In addition, the cost of feed materials increased in the 2004 quarter 52% when compared to the 2003 quarter and 41% in the 2004 period when compared to the 2003 period, which was impacted by the shortage in supply of certain feed and current market conditions. As a result of the decreased production and higher production and feed costs, the cost per ton of lead metal produced for the 2004 quarter and period increased 28% over the prior year.

The intense worldwide competition for concentrates has continued into the second quarter of 2004. Doe Run Peru’s La Oroya smelter copper production was affected by lower receipts from suppliers of copper concentrates compared to the prior year, resulting in a decrease in copper production of 13% in the 2004 quarter compared to the 2003 quarter, and 10% in the 2004 period compared to the 2003 period. Receipts of lead concentrates from a local supplier improved in the 2004 quarter, resulting in a 16% increase in lead production in the 2004 quarter compared to the 2003 quarter, and 11% in the 2004 period compared to the 2003 period.  This also resulted in an increase in the silver production. Feed costs increased substantially as a result of the increase in metal prices during the quarter, driving a 43%, 72%, 38% and 42% increase in unit cost of copper, lead, zinc and silver metal produced. Related to the competition for concentrates, availability of ocean vessels is also expected to remain tight for the next several months but should ease as the Chinese economy cools.

The aging of the Company’s assets has resulted in increased maintenance costs to keep them in condition to operate at current levels. All operations have seen an increase in maintenance costs over comparable periods in prior years.

Results of operations

Gross margin on sales (net sales less cost of sales) increased $7.9 million to $20.7 million in the 2004 quarter compared to the 2003 quarter, and increased $7.3 million to $32.3 million in the 2004 period compared to the 2003 period. Gross margin on sales for the Company’s U.S. operations increased $2.5 million to $8.7 million for the 2004 quarter and increased $4.3 million to $15.9 million for the 2004 period. An increase of 31% for the 2004 quarter and 26% for the 2004 period in the U.S. operation’s realized prices for lead metal, fueled by higher LME prices, contributed an additional $12.3 and $21.2 million, respectively, to Doe Run’s U.S. operations’ gross margin on sales compared to prior year. The increase in the lead metal net realized prices was less than the increase in the average LME settlement price, due to the effects of the

Company’s risk management strategy, which reduces the Company’s exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices fueled an increase in the net realized price for copper and zinc concentrate sales, which contributed an additional $2.8 million to gross margin compared to the 2003 quarter and $4.7 million compared to the 2003 period. The sale of lead concentrates contributed $1.8 million to margins in the 2004 quarter and $2.9 million to margins in the 2004 period as compared to the 2003 quarter and period, respectively. These were offset by higher costs per unit of metal produced at the U.S. operations driven by the increases in repairs and maintenance, payroll and related fringes and the higher feed costs and the effects of the change in feed mix on the production at the recycling operations.

Doe Run Peru’s gross margins increased $5.4 million to $12.0 million in the 2004 quarter compared to the 2003 quarter, and increased $3.0 million to $16.4 million in the 2004 period compared to the 2003 period. The increase in metal prices also benefited Doe Run Peru, contributing to price related increases of $7.2 million and $10.4 million to gross margin in the 2004 quarter and 2004 period, respectively, in the form of reduced cost of feed through price participation, sales of copper sourced from feed from Doe Run Peru’s Cobriza copper mine and free metal contained in purchased concentrates. These benefits are offset by lower treatment charges received for concentrates processed and higher maintenance costs. The 2004 period was also affected by severance costs on employees released in the first quarter of 2004 under a work force reduction plan announced in September 2003.

Selling, general and administrative costs increased $1.8 million or 32% for the 2004 quarter, compared to the 2003 quarter, and $3.7 million or 29% for the 2004 period, compared to the 2003 period. The increases are due primarily to increased salaries and employee benefit costs, insurance expense and insurance refunds received in 2003 applicable to legal fees incurred in a previous fiscal year and credited to selling, general and administrative costs.

Unrealized losses on derivatives are related to the change in fair market value of derivative financial instruments. The increase is due to the effect of the LME price increases discussed previously on sold futures contracts and sold call option contracts. See “Item 3.  Quantitative and Qualitative Disclosures About Market Risk”.

Other operating expenses in the 2004 quarter and the 2004 period relate primarily to recognition of impairment losses of the value of houses purchased in Herculaneum relating to residential properties purchased under a voluntary property purchase plan in the town of Herculaneum. The timing of offers delivered under the plan in 2003 resulted in the increase in the 2004 quarter and the 2004 period, compared to 2003.

As of July 31, 2004, a total of one hundred twenty-five homeowners have requested offers, and seventy-five of one hundred seventeen delivered offers had been accepted. As of July 31, 2004, the Company had spent approximately $4,000 under the voluntary property purchase plan, with another $2,000 in accepted offers awaiting a closing date, and $3,500 in outstanding offers. Management cannot estimate how many of the remaining homeowners will request offers, or, if offers are requested and accepted, what price will be paid for the related property.

Income tax expense (benefit) in the 2004 quarter and the 2004 period reflects a change in tax law in Peru. Under a law passed in December 2003, certain technical services that Doe Run provides under an agreement with Doe Run Peru will be taxed at 30%. The amounts were paid in the third quarter of 2004 by Doe Run Peru.

The Renco Group Inc. (Renco), the Company’s ultimate parent, has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for federal tax purposes.  Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns.  As a result of the Company’s tax status in the U.S., the Company is not subject to federal and most state income taxes.

Cumulative effect of change in accounting principle resulted in a charge of $3.9 million in the first quarter of 2003, which relates to the adoption of Statement of Financial Accounting Standards No. 143 - Accounting for Asset Retirement Obligations.

Financial Condition and Liquidity

Doe Run failed to meet certain financial covenant requirements contained in its revolving credit agreement and a term note (the Term Note) and Doe Run Peru failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, and continued into fiscal 2004.  See discussion of amendments to agreements below.

The Company’s auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that express substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to liquidity and other issues related to defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as the Company’s recurring losses.

Management believes that the price improvements and other revenue enhancement and Doe Run Peru’s cost reduction plans discussed in the “Overview” will enable the Company and its subsidiaries to continue as going concerns.

On February 16, 2004, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment lowered the levels of net worth Doe Run Peru must comply with from the date of the amendment through September 30, 2004, among other things. Based on current forecasted results, assuming metal prices higher than those experienced in fiscal 2003, management expects to remain in compliance with all covenants relating to Doe Run Peru’s revolving credit facility for the foreseeable future. The amendment does not cure or waive defaults in existence before the date of the amendment. The amendment also limits payment of fees to Doe Run through September 30, 2004 to $2,800 and $4,000 per fiscal year thereafter. In the event Doe Run Peru’s net worth would fall to a level lower than the requirement at the quarterly reporting dates, the amendment permanently reduces the amount available under Doe Run Peru’s revolving credit facility by the amount of the difference between the required and the actual net worth. If Doe Run Peru is not successful with its administrative appeal of a tax assessment (see discussion in Item 1. Note 5 to the Company’s Condensed Consolidated Financial Statements), the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined in Doe Run Peru’s revolving credit facility amendment. Such reduction along with other factors, including metal prices and results of operations, could affect Doe Run Peru’s ability to comply with the net worth requirement.

On April 9, 2004 Doe Run entered into an amendment of Doe Run’s revolving credit facility. The amendment waived existing defaults and lowered the net worth requirement. The amendment became effective when waivers of default under the Term Note were received, as discussed below. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under Doe Run’s revolving credit facility, as amended, through October 31, 2004.

On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waived existing defaults and amended various covenant requirements, among other things. The amendment also required that certain information be delivered to the lender at various times within 30 days after the amendment date, which dates were extended. Based on current projections, assuming metal prices continuing higher than those experienced during fiscal 2003, management expects to remain in compliance under the Term Note, as amended, through October 31, 2004.

Net unused availability at April 30, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was $17.7 million and $5.4, respectively.  In addition to the availability under its revolving credit facilities, Doe Run Peru also had $4.9 million of cash at April 30, 2004.  Net unused availability at October 31, 2003 was $14.4 million and $3.8 million under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run Peru’s cash balances totaled $16.8 million.  The Company’s long-term liquidity outlook has improved, due to higher prices, other revenue enhancements and cost reductions discussed previously. In Peru, higher metal prices resulted in higher initial outlays for concentrate purchases and higher value added tax pre-payments, , which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru’s working capital increased between April and July 2004. As of July 31, 2004, net unused availability was $22.0 million under the Doe Run Revolving Credit Facility and $1.8 million under the Doe Run Peru Revolving Credit Facility, and Doe Run Peru’s cash balances were $6.1 million. At metal prices higher than 2003 averages, but lower than those experienced in the 2004 period, Doe Run’s liquidity should improve and Doe Run Peru’s liquidity should stabilize.

In June 2004, the Peruvian government began requalifying importers’ duty and tax status. Until that process is complete, Doe Run Peru must post a bond or third-party guarantee on imports of 30% on the cost of the items imported, an increase from the negligible amounts under its previous status. Although amounts are recovered when finished goods are exported, for as long as our previous status is not reinstated it will have an adverse impact on liquidity. If the change in status had been effective as of the beginning of 2004, the Company would have paid approximately an additional $0.8 million on imports. Although Doe Run Peru management is taking action to regain its previous status, and believes that Doe Run Peru will be requalified, there is no assurance that the previous status will be reinstated.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such risks, uncertainties, and other important factors include, among others: general economic and business conditions, increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products, industry trends, including product pricing; competition, currency fluctuations, the loss of any significant customer, availability of qualified personnel, effects of future collective bargaining agreements, outcome of litigation, changing environmental requirements, political uncertainty, terrorism and major equipment failures.  These forward-looking statements speak only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions, or circumstances on which any such statement is based.

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

The fair market value (gain/(loss)) of the Company’s derivatives was approximately $(9.5) million and $(11.0) million at April 30, 2004 and October 31, 2003. The majority of the balance relates to sold lead futures and sold lead call options related to the U.S. operations.

	Tons			Contract Prices			Fair Value (in 000’s)
	04/30/04	10/31/03		04/30/04	10/31/03		04/30/04	10/31/03

Sold lead futures - hedges	6,614	17,417		$645.61/ton	$489.00/ton		(146)	(1,850)
Sold lead futures - other	49,384	N/S	*	$665.05/ton	N/S	*	(4,117)	N/S	*
Purchased lead futures - other	(61,840)	N/S	*	$665.05/ton	N/S	*	585	N/S	*
Sold lead call options	26,566	69,363		$453.59/ton to $816.47/ton	$430.91/ton to $544.31/ton		(3,598)	(7,475)

*  Not Significant

Item 4.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of April 30, 2004 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

Blackwell, et al. v. BNSF, et al. (filed July 28, 2004), Gold, et al. v. BNSF, et al. (filed August 13, 2004) and Barnes, et al. v. BNSF, et al (filed August 27, 2004) were filed in the Circuit Court of the City of St. Louis, Missouri and listed Doe Run among the defendants. The suits allege that a total of twenty-four employees or ex-employees of Burlington Northern and Santa Fe Railway Co. (BNSF) were exposed to lead from the hauling of lead concentrates by the railroad. Similar lawsuits were settled in fiscal 2003.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

A report dated July 27, 2004, which contained information concerning changes in the Registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION
(Registrant)

/s/ David A. Chaput
Date September 9, 2004	David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial
officer)