Form 10-Q
period 2004-07-31
DOE RUN RESOURCES CORP
filed 2004-09-24
CIK 1061112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 31, 2004
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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 24, 2004:

Common stock, $.10 par value

1,000 shares

THE DOE RUN RESOURCES CORPORATION

Item 1. Financial Statements

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	July 31, 2004	October 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash	$6,098	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	69,525	56,659
Inventories	114,653	95,680
Prepaid expenses and other current assets	37,450	21,531
Total current assets	227,726	190,664
Property, plant and equipment, net	226,735	230,367
Other noncurrent assets, net	4,711	5,496
Total assets	$459,172	$426,527

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$86,332	$78,117
Accounts payable	72,527	48,392
Accrued liabilities	84,336	84,483
Total current liabilities	243,195	210,992

Long-term debt, less current maturities	322,019	330,579
Other noncurrent liabilities	72,705	71,508
Total liabilities	637,919	613,079

Series A redeemable preferred stock, $1,000 par value, 5,000 authorized; 2,251 and 2,000 shares issued and outstanding at July 31, 2004 and October 31, 2003 respectively; liquidation and redemption value	24,624	22,514

Shareholder’s deficit:

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	614	2,724
Accumulated deficit	(167,562)	(173,523)
Accumulated other comprehensive losses	(36,423)	(38,267)
Total shareholder’s deficit	(203,371)	(209,066)
Total liabilities and shareholder’s deficit	$459,172	$426,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net sales	$226,622	$169,204	$632,267	$492,325

Costs and expenses:
Cost of sales	193,148	159,560	566,511	457,737
Depreciation, depletion and amortization	6,107	7,605	18,779	23,546
Selling, general and administrative	8,604	7,857	25,087	20,603
Unrealized (gain) loss on derivative financial instruments	(679)	1,599	261	1,013
Other	980	770	3,029	1,670
Total costs and expenses	208,160	177,391	613,667	504,569

Income (loss) from operations	18,462	(8,187)	18,600	(12,244)

Other income (expense):
Interest expense, net	(3,105)	(3,232)	(9,692)	(9,767)
Other, net	(288)	(520)	(800)	(424)
	(3,393)	(3,752)	(10,492)	(10,191)
Income (loss) before income tax expense	15,069	(11,939)	8,108	(22,435)
Income tax expense	626	—	2,147	—
Income (loss) before cumulative effect of change in accounting principle	14,443	(11,939)	5,961	(22,435)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(3,940)
Net income (loss)	$14,443	$(11,939)	$5,961	$(26,375)
Cumulative preferred stock dividends	(703)	(625)	(2,110)	(1,889)
Net income (loss) allocable to common shares	$13,740	$(12,564)	$3,851	$(28,264)

Total comprehensive income (loss)	$14,653	$(12,037)	$7,805	$(26,474)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,961	$(26,375)
Cumulative effect of change in accounting principle	—	3,940
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	18,779	23,546
Imputed interest and amortization of deferred financing costs	1,927	1,803
Unrealized loss on derivative financial instruments	261	1,013
Losses from impairment and disposal of long-lived assets	1,680	845
Decrease resulting from other changes in assets and liabilities:	(21,014)	(2,255)
Net cash provided by operating activities	7,594	2,517

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,817)	(12,343)
Net cash used in investing activities	(16,817)	(12,343)

Cash flows from financing activities:
Proceeds from revolving loans and short term borrowings, net	914	17,705
Payments on long-term debt	(2,387)	(6,391)
Payment of financing costs	—	(482)
Net cash provided by (used in) financing activities	(1,473)	10,832
Net increase (decrease) in cash	(10,696)	1,006
Cash at beginning of period	16,794	7,018
Cash at end of period	$6,098	$8,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                                 Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco).  In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2004 and the results of operations for the three and nine month periods ended July 31, 2004 and 2003.  Interim periods are not necessarily indicative of results to be expected for the year.

(2)                                 Financial Condition

The Company’s auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to liquidity and other issues related to defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as the Company’s recurring losses.

The Company has substantial debt service requirements in the future, including the maturities in 2005 of the Term Note with Renco, the 11.25% Senior Notes and 11.25% Senior Secured Notes totaling $23,000, and also significant capital requirements under the PAMA. The Company’s ability to generate the liquidity to meet these obligations is dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control.

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

Management will continue to assess market and operating conditions to maximize its operating profit or limit losses, while allowing Doe Run to fulfill its environmental obligations. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November, 2003 and is selling on the open market any concentrates that are not required to maintain production at its Herculaneum smelter. Headcount at the Glover Smelter decreased from 163 employees at October 31, 2003 to 10 employees effective with the suspension.  The Company recorded a severance liability related to Glover employees of approximately $1,400 at October 31, 2003. No impairment loss was recognized with respect to this suspension of operations, as cash flows with respect to the primary lead segment should improve with the decision.

As discussed in Note 6, Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties. Doe Run Peru has requested a modification to the PAMA for the La Oroya smelter. Although the required compliance date would be extended under the modification, total spending would be approximately $22,000 higher than what is currently required, with an estimated cost of approximately $143,000 over the calendar years 2005-2011.

Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement, decreased power usage in the zinc circuit and the closure of the coke plant.

Net unused availability at July 31, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was approximately $21,967 and $1,830, respectively.  In addition to the availability under its revolving credit facilities, Doe Run Peru also had $6,098 of cash at July 31, 2004.  Net unused availability at October 31, 2003 was approximately $14,373 and $3,830 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run Peru’s cash balances totaled $16,794.  The Company’s long-term liquidity outlook has improved, due to higher prices and other revenue enhancements.  In Peru, higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru’s working capital increased between October 2003 and July 2004. At metal prices higher than 2003 averages, but lower than those experienced through the third quarter of 2004, Doe Run’s liquidity should continue to improve and Doe Run Peru’s liquidity should stabilize.

Management believes that the price improvements and other revenue enhancements and the expected approval of the proposed modification to the La Oroya smelter’s PAMA will enable the Company and its subsidiaries to continue as going concerns.

(3)                                 Inventories

Inventories consist of the following:

	July 31, 2004	October 31, 2003

Finished metals and concentrates	$7,626	$12,466
Metals and concentrates in process	76,681	56,399
Materials, supplies and repair parts	30,346	26,815

	$114,653	$95,680

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,132 and $5,220 at July 31, 2004 and October 31, 2003, respectively.

(4)                                 Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Service cost	$420	$523	$1,619	$1,540
Interest cost on projected benefit obligation	1,276	1,538	4,921	4,530
Expected return on assets	(922)	(1,164)	(3,555)	(3,427)
Net amortization and deferral of unrecognized net losses	677	430	2,608	1,266
Net periodic benefit cost	$1,451	$1,327	$5,593	$3,909

The Company is required to make total contributions of $13,003 in 2004, of which $4,012 have been made as of July 31, 2004.

Postretirement Benefit Plans

Net periodic postretirement benefit cost includes the following components:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Service cost	$23	$17	$66	$51
Interest cost	150	201	431	595
Amortization of gains	(40)	(53)	(116)	(158)
Amortization of unrecognized prior service cost	5	6	15	19

Net periodic postretirement benefit cost	$138	$171	$396	$507

(5)                                 Segment Information

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Operating Segments – Revenues
Revenues from external customers:
Peruvian operations	$144,897	$106,934	$415,874	$313,117
Primary lead	59,235	39,938	157,957	115,988
Recycling operations	20,595	17,656	58,357	49,930
Fabricated products	2,934	3,649	9,082	11,513
Total	227,661	168,177	641,270	490,548
Revenues from other operating segments: (1)
Peruvian operations	1,469	90	1,578	528
Primary lead	397	142	913	621
Recycling operations	151	217	306	612
Total	2,017	449	2,797	1,761
Total reportable segments	229,678	168,626	644,067	492,309
Other revenues/gains (losses) (2)	(1,039)	1,027	(9,003)	1,777
Intersegment eliminations	(2,017)	(449)	(2,797)	(1,761)
Total revenues	$226,622	$169,204	$632,267	492,325

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

The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation, and amortization (EBITDA), as adjusted to exclude losses from impairment and disposal of long-lived assets and Doe Run Peru’s expenses related to hedging and agency fees under an agreement with Doe Run (Adjusted EBITDA). Consolidated Adjusted EBITDA also excludes accretion expense under Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations, adopted November 1, 2002.

Operating Segments – Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Peruvian operations	$9,930	$(1,849)	$20,373	$6,551
Primary lead	17,274	4,739	36,332	7,955
Recycling operations	5,552	4,616	12,811	10,222
Fabricated products	442	433	856	1,488
Total reportable segments	33,198	7,939	70,372	26,216
Realized gains (losses) on derivatives	(2,092)	589	(10,607)	979
Other revenues and expenses (3)	(1,017)	(1,899)	(4,177)	(816)
Corporate selling, general and administrative expenses	(5,576)	(4,976)	(15,808)	(11,996)
Intersegment eliminations	(10)	—	7	(18)
Consolidated adjusted EBITDA	24,503	1,653	39,787	14,365
Depreciation, depletion and amortization	(6,107)	(7,605)	(18,779)	(23,546)
Interest expense, net	(3,105)	(3,232)	(9,692)	(9,767)
Unrealized gain (loss) on derivatives	679	(1,599)	(261)	(1,013)
Losses from impairment and disposal of long-lived assets	(439)	(401)	(1,680)	(845)
Asset retirement obligation accretion expense	(462)	(461)	(1,352)	(1,147)
Expenses related to restructuring of debt	—	(294)	85	(482)
Income (loss) before income taxes	$15,069	$(11,939)	$8,108	$(22,435)

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

The Company’s total recorded liability for AROs was approximately $15,100 and $14,600 as of July 31, 2004 and October 31, 2003, respectively.

Environmental remediation - Domestic Operations

Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant.

Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter, and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed.  The May 29, 2001 AOC was modified effective on May 20, 2004.  The modification accelerated the number of properties to be remediated in 2004.  The estimated cost of remediating these properties is approximately $1,740 to be spent in 2004, and $380 in the following year.  The estimated costs for the properties to be completed after 2004 assumes the use of phosphate treatment to stabilize them.  If the use of such treatment is not accepted by the EPA, costs of remediation will be higher than those currently estimated.

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

As of August 31, 2004, a total of one hundred thirty-six homeowners have requested offers, and eighty-three of one hundred twenty-one delivered offers had been accepted. As of August 31, 2004, the Company had spent approximately $5,200 under the voluntary property purchase plan, with another $1,600 in accepted offers awaiting a closing date, and $3,400 in outstanding offers. Management cannot estimate how many of the remaining homeowners will request offers, or, if offers are requested and accepted, what price will be paid for the related property.

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

Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block “P” site in Cascade County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri.  There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice.  CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages.  The Company’s estimate of the cost of this remediation is approximately $8,000 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date.  However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order ordering certain remediation activities by Doe Run at the Block “P” millsite. Doe Run has requested that other parties be added to the order.  Doe Run will seek reimbursement from the U.S. Government and these other parties.

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

The Company had recorded liabilities of approximately $12,500 and $14,400 related to these remediation obligations as of July 31, 2004 and October 31, 2003, respectively.

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

An investment schedule in the PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost

2004	12,800
2005	53,500
2006	67,700
$134,000

The current estimate of cost for the required remaining projects under the existing PAMA and on additional related process changes is approximately $168,000. The PAMA currently requires Doe Run Peru to begin construction of certain sulfuric acid plants in 2005, estimated to cost approximately $107,500, in order to reduce emissions. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties.

Doe Run Peru submitted a request to MEM in July 2004 to modify the requirements of the existing PAMA and extend the term of the PAMA. Although the required compliance date under the proposal would be extended, total spending would be approximately $22,000 higher than what is currently required under the existing PAMA, with an estimated cost of approximately $143,000 over the calendar years 2005-2011. There can be no assurance that the Peruvian government will approve the modification or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River, and was in compliance with the emissions standards required by the PAMA. Doe Run Peru will have ongoing projects, including a mine water treatment system and the production of surface paste fill from tailings, which equipment has been installed.

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of July 31, 2004 and October 31, 2003.

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

Doe Run has been named in ten suits filed by seventy-five railway employees against a railroad carrier and multiple lead mining companies alleging personal injury resulting from exposure to lead concentrates hauled by the railroad carrier. The railroad carrier has also threatened Doe Run with possible legal action for claims for indemnity allegedly arising out of contracts with Doe Run or its predecessors for payments that the railroad has made in regard to personal injury claims against the railroad by railway workers and others, including those made in 114 cases previously settled by Doe Run.   Doe Run is currently in the process of investigating these claims.

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

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of July 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$—	$—	$—	$6,098	$—	$6,098
Trade accounts receivable, net of allowance for doubtful accounts	41,104	—	1,826	27,671	(1,076)	69,525
Inventories	39,733	—	1,302	73,646	(28)	114,653
Prepaid expenses and other current assets	18,544	—	77	18,829	—	37,450
Due from subsidiaries	31,301	972	—	—	(32,273)	—
Total current assets	130,682	972	3,205	126,244	(33,377)	227,726
Property, plant and equipment, net	77,898	13,445	1,653	133,739	—	226,735
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	4,489	—	66	156	—	4,711
Investment in subsidiaries	(12,678)	—	—	—	12,678	—
Total assets	$339,454	$14,417	$4,924	$260,139	$(159,762)	$459,172

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$48,332	$—	$—	$38,000	$—	$86,332
Accounts payable	20,207	—	491	52,905	(1,076)	72,527
Accrued liabilities	57,954	—	1,495	24,887	—	84,336
Due to parent/subsidiaries	972	—	8,199	23,102	(32,273)	—
Total current liabilities	127,465	—	10,185	138,894	(33,349)	243,195

Long-term debt, less current maturities	322,019	—	—	—	—	322,019
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	68,717	—	587	3,401	—	72,705
Total liabilities	518,201	—	10,772	281,358	(172,412)	637,919

Series A redeemable preferred stock	24,624	—	—	—	—	24,624

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	614	17,384	1,205	—	(18,589)	614
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(203,985)	(2,967)	(7,054)	(23,224)	33,245	(203,985)
Total shareholders’ equity (deficit)	(203,371)	14,417	(5,848)	(21,219)	12,650	(203,371)
Total liabilities and shareholders’ equity (deficit)	$339,454	$14,417	$4,924	$260,139	$(159,762)	$459,172

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet

As of October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$—	$—	$—	$16,794	$—	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	37,310	—	2,590	16,982	(223)	56,659
Inventories	40,432	—	1,202	54,081	(35)	95,680
Prepaid expenses and other current assets	13,093	—	86	8,352	—	21,531
Due from subsidiaries	26,642	371	—	—	(27,013)	—
Total current assets	117,477	371	3,878	96,209	(27,271)	190,664
Property, plant and equipment, net	80,086	14,312	2,286	133,683	—	230,367
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	5,174	—	66	256	—	5,496
Investment in subsidiaries	(13,506)	—	—	—	13,506	—
Total assets	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$40,558	$—	$—	$37,559	$—	$78,117
Accounts payable	16,569	—	621	31,425	(223)	48,392
Accrued liabilities	59,258	—	2,207	23,018	—	84,483
Due to parent/subsidiaries	371	—	7,604	19,038	(27,013)	—
Total current liabilities	116,756	—	10,432	111,040	(27,236)	210,992

Long-term debt, less current maturities	330,579	—	—	—	—	330,579
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,511	—	760	3,237	—	71,508
Total liabilities	514,846	—	11,192	253,340	(166,299)	613,079

Series A redeemable preferred stock	22,514	—	—	—	—	22,514

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	2,724	16,062	1,205	—	(17,267)	2,724
Accumulated deficit and accumulated other comprehensive losses	(211,790)	(1,379)	(6,168)	(25,197)	32,744	(211,790)
Total shareholders’ equity (deficit)	(209,066)	14,683	(4,962)	(23,192)	13,471	(209,066)
Total liabilities and shareholders’ equity (deficit)	$328,294	$14,683	$6,230	$230,148	$(152,828)	$426,527

(8) Guarantor Subsidiaries (Continued)

Consolidating Statement of Operations (unaudited)

Nine Months Ended July 31,  2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$216,368	$—	$9,082	$417,452	$(10,635)	$632,267

Costs and expenses:
Cost of sales	173,777	—	7,191	388,347	(2,804)	566,511
Depletion, depreciation and amortization	7,113	2,189	633	8,844	—	18,779
Selling, general and administrative	15,230	—	1,617	16,078	(7,838)	25,087
Unrealized (gain) loss on derivatives	272	—	—	(11)	—	261
Other	2,990	29	(1)	11	—	3,029
Total costs and expenses	199,382	2,218	9,440	413,269	(10,642)	613,667
Income (loss) from operations	16,986	(2,218)	(358)	4,183	7	18,600

Other income (expense):
Interest expense, net	(7,623)	—	(532)	(1,537)	—	(9,692)
Other, net	(761)	630	4	(673)	—	(800)
Equity in earnings of subsidiaries	(494)	—	—	—	494	—
	(8,878)	630	(528)	(2,210)	494	(10,492)

Income (loss) before income tax expense	8,108	(1,588)	(886)	1,973	501	8,108

Income tax expense	2,147	—	—	—	—	2,147

Income (loss) before cumulative effect of change in accounting principle	5,961	(1,588)	(886)	1,973	501	5,961
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net income (loss)	$5,961	$(1,588)	$(886)	$1,973	$501	$5,961
Cumulative preferred stock dividends	(2,110)	—	—	—	—	(2,110)
Net income (loss) allocable to common shares	$3,851	$(1,588)	$(886)	$1,973	$501	$3,851

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended July 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$81,402	$—	$2,934	$146,366	$(4,080)	$226,622

Costs and expenses:
Cost of sales	59,358	—	2,184	133,613	(2,007)	193,148
Depletion, depreciation and amortization	2,271	570	211	3,055	—	6,107
Selling, general and administrative	5,372	—	515	4,780	(2,063)	8,604
Unrealized (gain) loss on derivatives	(983)	—	—	304	—	(679)
Other	973	—	—	7	—	980
Total costs and expenses	66,991	570	2,910	141,759	(4,070)	208,160
Income (loss) from operations	14,411	(570)	24	4,607	(10)	18,462

Other income (expense):
Interest expense, net	(2,513)	—	(175)	(417)	—	(3,105)
Other, net	(315)	211	3	(187)	—	(288)
Equity in earnings of subsidiaries	3,486	—	—	—	(3,486)	—
	658	211	(172)	(604)	(3,486)	(3,393)

Income (loss) before income tax expense	15,069	(359)	(148)	4,003	(3,496)	15,069

Income tax expense	626	—	—	—	—	626

Income (loss) before cumulative effect of change in accounting principle	14,443	(359)	(148)	4,003	(3,496)	14,443
Cumulative effect of change in accounting principle	—	—	—	—	—	—
Net income (loss)	$14,443	$(359)	$(148)	$4,003	$(3,496)	$14,443
Cumulative preferred stock dividends	(703)	—	—	—	—	(703)
Net income (loss) allocable to common shares	$13,740	$(359)	$(148)	$4,003	$(3,496)	$13,740

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Nine Months Ended July 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$175,832	$11,514	$313,645	$(8,666)	$492,325

Costs and expenses:
Cost of sales	150,990	8,897	299,593	(1,743)	457,737
Depletion, depreciation and amortization	13,841	1,084	8,621	—	23,546
Selling, general and administrative	11,853	1,279	14,376	(6,905)	20,603
Unrealized (gain) loss on derivatives	1,121	—	(108)	—	1,013
Other	1,670	—	—	—	1,670
Total costs and expenses	179,475	11,260	322,482	(8,648)	504,569
Income (loss) from operations	(3,643)	254	(8,837)	(18)	(12,244)
Other income (expense):
Interest expense, net	(7,327)	(446)	(1,994)	—	(9,767)
Other, net	(283)	7	(148)	—	(424)
Equity in earnings of subsidiaries	(11,274)	—	—	11,274	—
	(18,884)	(439)	(2,142)	11,274	(10,191)

Income (loss) before income tax expense	(22,527)	(185)	(10,979)	11,256	(22,435)
Income tax expense	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(22,527)	(185)	(10,979)	11,256	(22,435)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,848)	—	(92)	—	(3,940)

Net income (loss)	$(26,375)	$(185)	$(11,071)	$11,256	$(26,375)
Cumulative preferred stock dividends	(1,889)	—	—	—	(1,889)
Net income (loss) allocable to common shares	$(28,264)	$(185)	$(11,071)	$11,256	$(28,264)

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended July 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$61,345	$3,650	$107,024	$(2,815)	$169,204

Costs and expenses:
Cost of sales	50,718	2,935	106,355	(448)	159,560
Depletion, depreciation and amortization	4,500	357	2,748	—	7,605
Selling, general and administrative	4,976	285	4,962	(2,366)	7,857
Unrealized loss on derivatives	1,581	—	18	—	1,599
Other	770	—	—	—	770
Total costs and expenses	62,545	3,577	114,083	(2,814)	177,391
Income (loss) from operations	(1,200)	73	(7,059)	(1)	(8,187)
Other income (expense):
Interest expense, net	(2,468)	(182)	(582)	—	(3,232)
Other, net	(482)	2	(40)	—	(520)
Equity in earnings of subsidiaries	(7,789)	—	—	7,789	—
	(10,739)	(180)	(622)	7,789	(3,752)

Income (loss) before income tax expense	(11,939)	(107)	(7,681)	7,788	(11,939)
Income tax expense	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(11,939)	(107)	(7,681)	7,788	(11,939)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	—

Net income (loss)	$(11,939)	$(107)	$(7,681)	$7,788	$(11,939)
Cumulative preferred stock dividends	(625)	—	—	—	(625)
Net income (loss) allocable to common shares	$(12,564)	$(107)	$(7,681)	$7,788	$(12,564)

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended July 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$14,717	$601	$(595)	$(6,301)	$(828)	$7,594
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,917)	—	—	(8,900)	—	(16,817)
Investment in subsidiaries	(828)	—	—	—	828	—

Net cash used in investing activities	(8,745)	—	—	(8,900)	828	(16,817)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	(1,086)	—	—	2,000	—	914
Payments on long-term debt	(828)	—	—	(1,559)	—	(2,387)
Due to/due from parent/subsdiaries	(4,058)	(601)	595	4,064	—	—
Net cash provided by (used in) financing activities	(5,972)	(601)	595	4,505	—	(1,473)
Net decrease in cash	—	—	—	(10,696)	—	(10,696)

Cash at beginning of period	—	—	—	16,794	—	16,794
Cash at end of period	$—	$—	$—	$6,098	$—	$6,098

(8) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended July 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$(15,563)	$1,462	$5,488	$11,130	$2,517
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,672)	(5)	(7,666)	—	(12,343)
Investment in subsidiaries	11,130	—	—	(11,130)	—
Net cash provided by (used in) investing activities	6,458	(5)	(7,666)	(11,130)	(12,343)
Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	18,405	—	(700)	—	17,705
Payments on long-term debt	(3,131)	—	(3,260)	—	(6,391)
Payment of financing costs	(482)	—	—	—	(482)
Due to/due from parent/subsdiaries	(5,687)	(1,457)	7,144	—	—
Net cash provided by (used in) financing activities	9,105	(1,457)	3,184	—	10,832
Net increase in cash	—	—	1,006	—	1,006

Cash at beginning of period	—	—	7,018	—	7,018
Cash at end of period	$—	$—	$8,024	$—	$8,024

DOE RUN PERU S.R.L.

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	July 31,	October 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash	$6,098	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	27,671	16,982
Inventories	73,646	54,081
Prepaid expenses and other current assets	18,829	8,352
Total current assets	126,244	96,209

Property, plant and equipment, net	133,739	133,683
Other noncurrent assets, net	156	256
Total assets	$260,139	$230,148

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$38,000	$37,559
Accounts payable	52,905	31,425
Accrued liabilities	24,887	23,018
Due to parent	23,102	19,038
Total current liabilities	138,894	111,040

Due to parent	139,063	139,063
Other noncurrent liabilities	3,401	3,237
Total liabilities	281,358	253,340

Shareholders’ deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares issued and outstanding	2,005	2,005
Accumulated deficit and other comprehensive loss	(23,224)	(25,197)
Total shareholders’ deficit	(21,219)	(23,192)
Total liabilities and shareholders’ equity	$260,139	$230,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net sales	$146,366	$107,024	$417,452	$313,645

Costs and expenses:
Cost of sales	133,613	106,355	388,347	299,593
Depletion, depreciation and amortization	3,055	2,748	8,844	8,621
Selling, general and administrative	4,780	4,962	16,078	14,376
Unrealized (gain)/loss on derivatives	304	18	(11)	(108)
Other	7	—	11	—
Total costs and expenses	141,759	114,083	413,269	322,482

Income (loss) from operations	4,607	(7,059)	4,183	(8,837)

Other income (expense):
Interest expense, net	(417)	(582)	(1,537)	(1,994)
Other, net	(187)	(40)	(673)	(148)
	(604)	(622)	(2,210)	(2,142)

Income (loss) before income tax expense	4,003	(7,681)	1,973	(10,979)

Income tax expense	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	4,003	(7,681)	1,973	(10,979)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(92)
Net income (loss)	$4,003	$(7,681)	$1,973	$(11,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended July 31,
	2004	2003

Net cash provided by (used in) operating activities	$(6,301)	$5,488
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,900)	(7,666)
Net cash used in investing activities	(8,900)	(7,666)
Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	2,000	(700)
Payments on long-term debt	(1,559)	(3,260)
Loans with parent	4,064	7,144
Net cash provided by financing activities	4,505	3,184
Net increase (decrease) in cash	(10,696)	1,006

Cash at beginning of period	16,794	7,018
Cash at end of period	$6,098	$8,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOE RUN PERU S.R.L

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of Doe Run Peru S.R.L. (Doe Run Peru or the Company). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2004 and results of operations for the three and nine month periods ended July 31, 2004 and 2003.  All material intercompany balances and transactions have been eliminated.  Interim periods are not necessarily indicative of results to be expected for the year.

(2)                     Financial Condition

The Company’s auditors issued unqualified opinions on the 2003 audited financial statements of the Company that expressed substantial doubt about the Company’s ability to continue as a going concern due to liquidity and other issues related to defaults under its loan agreement, uncertainties related to environmental matters, as well as the Company’s recurring losses.

The Company has significant capital requirements under the PAMA. As discussed in Note 4, Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties. Doe Run Peru has requested a modification to the PAMA for the La Oroya smelter. Although the required compliance date would be extended under the modification, total spending would be approximately $22,000 higher than what is currently required, with an estimated cost of approximately $143,000 over the calendar years 2005-2011. The Company’s ability to generate the liquidity to meet these obligations is dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control.

Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement, decreased power usage in the zinc circuit and the closure of the coke plant.

Net unused availability at July 31, 2004 and October 31, 2003 under the Doe Run Peru Revolving Credit Facility was approximately $1,830 and $3,830, respectively.  In addition to the availability under its revolving credit facilities, Doe Run Peru also had cash balances of $6,098 at July 31, 2004 and $16,794 at October 31, 2003.  The Company’s long-term liquidity outlook has improved, due to higher prices and other revenue enhancements.  In Peru, higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru’s working capital increased between October 2003 and July 2004. At metal prices higher than 2003 averages, but lower than those experienced through the third quarter of 2004, Doe Run Peru’s liquidity should stabilize.

Management believes that the price improvements and other revenue enhancements and the expected approval of the proposed modification to the La Oroya smelter’s PAMA will enable the Company to continue as a going concern.

(3)                     Inventories

Inventories consist of the following:

	July 31,	October 31,
	2004	2003

Finished metals and concentrates	$4,692	$2,535
Metals and concentrates in process	54,564	39,654
Materials, supplies and repair parts	14,390	11,892

	$73,646	$54,081

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $911 at July 31, 2004 and October 31, 2003.

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

Doe Run Peru’s total recorded liability for AROs was approximately $1,700 and $1,600 as of July 31, 2004 and October 31, 2003, respectively.

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

•            Improve Huanchan lead and copper slag deposits

•            Build an arsenic trioxide deposit

•            Improve the zinc ferrite disposal site

•            Domestic wastewater treatment and domestic waste disposal

•            Monitoring station

An investment schedule in the PAMA provides a specific plan for achieving the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. Estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost

2004	12,800
2005	53,500
2006	67,700
$134,000

The current estimate of cost for the required remaining projects under the existing PAMA and on additional related process changes is approximately $168,000. The PAMA currently requires Doe Run Peru to begin construction of certain sulfuric acid plants in 2005, estimated to cost approximately $107,500, in order to reduce emissions. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties.

Doe Run Peru submitted a request to MEM in July 2004 to modify the requirements of the existing PAMA and extend the term of the PAMA. Although the required compliance date under the proposal would be extended, total spending would be approximately $22,000 higher than what is currently required under the existing PAMA, with an estimated cost of approximately $143,000 over the calendar years 2005-2011. There can be no assurance that the Peruvian government will approve the modification or that they will achieve compliance in the timeframe required by the PAMA. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River, and was in compliance with the emissions standards required by the PAMA. Doe Run Peru will have ongoing projects, including a mine water treatment system and the production of surface paste fill from tailings, which equipment has been installed.

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of July 31, 2004 and October 31, 2003.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the three months (the 2004 quarter) and the nine months (the 2004 period) ended July 31, 2004 should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein.

Overview

Metal prices

Metal prices have risen dramatically in the 2004 period. Lead prices increased from a London Metal Exchange (LME) settlement monthly average of $532.60 per short ton in October 2003 to $852.40 per short ton in July 2004.  Doe Run has benefited from this price increase in both its lead metal and lead concentrate sales, as affected by the Company’s risk management strategy.

Doe Run Peru’s revenues and feed costs increased as a result of the price increases, as did inventory, accounts receivable and accounts payable as of July 31, 2004.

Primary lead operations

In the first fiscal quarter, Doe Run made a significant change in its primary lead operations in the U.S. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November 2003 and is selling any concentrates on the open market that are not required to maintain production at its Herculaneum smelter.

Doe Run adjusted its mine production plan in the second quarter to take advantage of higher metal prices, including copper recovery equipment that has been installed at our Buick mine/mill to increase copper production by approximately 2,400 tons per year, which should improve cash flow and results of operations. Copper production for the 2004 quarter was 1,225 tons, or 37%, higher than in the second quarter of 2004.  The plan also provides for a change in the mine plan to mine at a lower grade than prior year in order to optimize Doe Run’s ore reserves.

Recycling operations (previously referred to as secondary lead operations)

Due to a tight market for secondary lead feed, the reduced availability of high lead content feed has changed the mix of feed processed by the recycling facility, which has adversely affected production and costs. In addition, the increased demand for secondary lead feed has resulted in increases in the cost of feed.

Process modifications have been implemented to increase the desulfurization capability of the battery breaking/desulfurization/crystallization (BDC) plant, which will improve the facility’s capability to process the new feed mix. Production levels are expected to improve, resulting in an additional 1,500 tons of lead metal production a month, and results of operations should improve in the fourth quarter as a result.

Doe Run Peru

Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties. In July 2004, Doe Run Peru submitted a request for modification of its PAMA for the La Oroya smelter to the Ministry of Energy and Mining with the intent of modifying and extending the PAMA through the end of 2011. The proposal addresses environmental impacts related to fugitive emissions and the escape of heavy metal and is intended to meet the health and safety needs of the community. Although the required compliance date under the proposal would be extended, total spending would be approximately $22.0 million higher than what is currently required under the existing PAMA, with an estimated cost of approximately $143.0 million over the calendar years 2005-2011, which management expects will be funded by cash from operations; see the discussion of revisions to our business plans below. Although management believes that the modification will be approved, there can be no assurance that the Peruvian government will approve the alternatives. If the requested PAMA modification is not approved Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

To address important changes to the custom smelting industry, including the tight market for concentrates, Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement, decreased power usage in the zinc circuit and the closure of the coke plant.

Results of Operations

Impact of Metals Pricing

Metal prices have remained strong during the 2004 quarter. The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
Average Prices
Lead ($/short ton)	794.60	438.40	730.20	418.60
Copper ($/short ton)	2,488.60	1,526.00	2,385.80	1,493.00
Zinc ($/short ton)	918.00	725.00	925.2	713.00
Silver ($/troy ounce)	6.01	4.69	6.22	4.63

The recent price increases reflect the significant tightening in worldwide metal supply and the weakening of the U.S. dollar. Supply has tightened due to mine closures, cutbacks and slowed development stemming from the low prices from 1998-2003.

Production

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003
U.S. Operations
Lead concentrates (metal content, short tons)	70,154	76,581	202,421	221,773
Lead metal-primary (short tons)	42,281	73,378	131,443	214,345
Lead metal-recycling (short tons)	33,824	39,761	99,460	110,091
Ore Production (000’s of dry short tons)	1,219	1,160	3,655	3,489
Ore grade	6.01%	6.80%	5.75%	6.53%

Doe Run Peru Operations
Refined copper (short tons)	15,470	17,294	46,773	52,166
Refined lead (short tons)	33,571	31,483	98,363	89,672
Refined zinc (short tons)	18,433	19,704	56,101	60,755
Refined silver (thousands of troy ounces)	9,015	8,889	27,027	26,087
Refined gold (thousands of troy ounces)	17	23	48	66
Copper concentrates (metal content, short tons)	3,585	4,514	12,490	13,446
Ore Grade (copper content)	1.04%	1.07%	1.10%	1.10%

At the Company’s primary mining operations, the lead grade of ore decreased in 2004, compared to 2003, due to changes in the mine plan, as discussed above, in addition to lower pillar recovery in the Buick mine, resulting in lower volume of lead in concentrate produced.  Gross production costs in the 2004 quarter increased by 33% compared to the prior quarter, and by 25% in the 2004 period as compared with the prior period, due to higher payroll costs, higher repairs and maintenance costs and higher royalties resulting from the increase in metal prices.  As a result of the higher production costs and lower production of lead metal in concentrates, the unit cost of metal contained in concentrates increased 40% in the 2004 quarter compared to the 2003 quarter and 32% in the 2004 period compared to the 2003 period.

In 2004 Doe Run’s primary smelter operation’s production was lower than in 2003, due to the indefinite suspension of operations at the Glover smelter, which resulted in a decrease of approximately 35,000 tons in the 2004 quarter and 94,000 tons in the 2004 period, compared to the comparable prior year periods. In the 2004 quarter and the 2004 period, the Herculaneum smelter increased production approximately 4,000 tons from the 2003 quarter and over 11,000 tons from the 2003 period, respectively. The Company is planning by the fourth quarter to increase the Herculaneum smelter’s production to a rate of approximately 16,000 tons per month for the remainder of the year.  This operating level is dependent upon the smelter’s ability to continue compliance with air quality monitors at the higher production levels as well as supporting market conditions. The production costs decreased due to the suspension of operations at the Glover smelter offset by higher payroll and fringe costs, higher production levels and an increase in repair and maintenance costs at the Herculaneum smelter.  As a result of these changes, the cost per ton of primary lead metal produced for the 2004 quarter and the 2004 period increased 43% and 27% compared to the corresponding prior year periods.

Production at the Company’s Buick recycling operation declined 16% for the 2004 quarter and 11% for the 2004 period.  A change in feed mix resulting from the lack of availability of higher lead content feed sources resulted in a higher percentage of low lead content feed, which negatively impacted production efficiency and required increased fuel and reagent use. Production costs increased 4% in the 2004 quarter and 7% in the 2004 period versus the comparable prior year periods due primarily to increases in propane, oxygen, chemicals, reagents and labor costs.  In addition, the cost of feed materials increased in the 2004 quarter 73% when compared to the 2003 quarter and 52% in the 2004 period when compared to the 2003 period, which was impacted by the shortage in supply of certain feed and current market conditions. As a result of the decreased production and higher production and feed costs, the cost per ton of lead metal produced for the 2004 quarter increased 47% and for the period increased 35% over the prior year.

The intense worldwide competition for concentrates has continued into the third quarter of 2004. Doe Run Peru’s La Oroya smelter copper production was affected by lower receipts from suppliers of copper concentrates compared to the prior year, resulting in a decrease in copper production of 11% in the 2004 quarter compared to the 2003 quarter, and 10% in the 2004 period compared to the 2003 period. Receipts of lead concentrates from a local supplier improved in the 2004 quarter, resulting in a 7% increase in lead production in the 2004 quarter compared to the 2003 quarter, and 10% in the 2004 period compared to the 2003 period.  This also resulted in an increase in the silver production. Feed costs increased substantially as a result of the increase in metal prices during the quarter, driving a 45%, 63%, 16% and 32% increase in unit cost of copper, lead, zinc and silver metal produced. Related to the competition for concentrates, availability of ocean vessels is also expected to remain tight for the next several months but should ease as the Chinese economy cools.

Ore production at Doe Run Peru’s Cobriza mine in the 2004 quarter was approximately 20% lower than the 2003 quarter, caused by ground stability and equipment availability issues.  Management is implementing corrective actions to address the ground stability problems based on studies by Doe Run technical services personnel and outside consultants. Cobriza is in the process of obtaining new equipment, which should improve production volume.

The aging of the Company’s assets has resulted in increased maintenance costs to keep them in condition to operate at current levels. All operations have seen an increase in maintenance costs over comparable periods in prior years.

Results of operations

 Gross margin on sales (net sales less cost of sales) increased $23.8 million to $33.5 million in the 2004 quarter compared to the 2003 quarter, and increased $31.2 million to $65.8 million in the 2004 period compared to the 2003 period. Gross margin on sales for the Company’s U.S. operations increased $11.8 million to $20.7 million for the 2004 quarter and increased $16.1 million to $36.7 million for the 2004 period. An increase of 36% for the 2004 quarter and 29% for the 2004 period in the U.S. operation’s realized prices for lead metal, fueled by higher LME prices, contributed an additional $15.7 and $37.0 million, respectively, to Doe Run’s U.S. operations’ gross margin on sales compared to prior year. The increase in the lead metal net realized prices was less than the increase in the average LME settlement price, due to the effects of the Company’s risk management strategy, which reduces the Company’s exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices fueled an increase in the net realized price for copper and zinc concentrate sales, which contributed an additional $3.7 million to gross margin compared to the 2003 quarter and $8.4 million compared to the 2003 period. The sale of lead concentrates contributed $4.6 million to margins in the 2004 quarter and $7.4 million to margins in the 2004 period as compared to the 2003 quarter and period, respectively. These were offset by higher costs per unit of metal produced at the U.S. operations driven by the increases in repairs and maintenance, payroll and related fringes and the higher feed costs and the effects of the change in feed mix on the production at the recycling operations.

Doe Run Peru’s gross margins increased $12.0 million to $12.7 million in the 2004 quarter compared to the 2003 quarter, and increased $15.1 million to $29.1 million in the 2004 period compared to the 2003 period. The increase in metal prices also benefited Doe Run Peru, contributing to price related increases of $12.3 million and $22.7 million to gross margin in the 2004 quarter and 2004 period, respectively, in the form of reduced cost of feed through price participation, sales of copper sourced from feed from Doe Run Peru’s Cobriza copper mine and free metal contained in purchased concentrates. These benefits are offset by lower treatment charges received for concentrates processed and higher maintenance costs, and higher utilities and fuel costs at the Cobriza mine. The 2004 period was also affected by severance costs on employees released in the first quarter of 2004 under a work force reduction plan announced in September 2003.

Selling, general and administrative costs increased $0.7 million or 10% for the 2004 quarter, compared to the 2003 quarter, and $4.5 million or 22% for the 2004 period, compared to the 2003 period. The increases are due primarily to increased salaries and employee benefit costs, insurance expense and insurance refunds received in 2003 applicable to legal fees incurred in a previous fiscal year and credited to selling, general and administrative costs.

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

 As of August 31, 2004, a total of one hundred thirty-six homeowners have requested offers, and eighty-three of one hundred twenty-one delivered offers had been accepted. As of August 31, 2004, the Company had spent approximately $5,200 under the voluntary property purchase plan, with another $1,600 in accepted offers awaiting a closing date, and $3,400 in outstanding offers. Management cannot estimate how many of the remaining homeowners will request offers, or, if offers are requested and accepted, what price will be paid for the related property.

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

Financial Condition and Liquidity

The Company’s auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to liquidity and other issues related to defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as the Company’s recurring losses.

The Company has substantial debt service requirements in the future, including the maturities in 2005 of the Term Note with Renco, the 11.25% Senior Notes and 11.25% Senior Secured Notes totaling $23,000, and also significant capital requirements under the PAMA. The Company’s ability to generate the liquidity to meet these obligations is dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control.

Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties. Doe Run Peru has submitted the modification discussed in the “Overview” to modify the requirements of the existing PAMA and extend the term of the PAMA. If the requested PAMA modification is not approved and the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits after December 31, 2006, Doe Run Peru could be forced to cease or curtail operations at the La Oroya smelter.

Net unused availability at July 31, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was $22.0 million and $1.8, respectively.  In addition to the availability under its revolving credit facilities, Doe Run Peru also had $6.1 million of cash at July 31, 2004.  Net unused availability at October 31, 2003 was $14.4 million and $3.8 million under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run Peru’s cash balances totaled $16.8 million.  The Company’s long-term liquidity outlook has improved due to higher prices and other revenue enhancements. In Peru, higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments, which resulted in a decrease in availability of borrowing under its revolving credit agreement, however Doe Run Peru’s working capital increased between October 2003 and July 2004. At metal prices higher than 2003 averages, but lower than those experienced through the third quarter of 2004, Doe Run’s liquidity should continue to improve and Doe Run Peru’s liquidity should stabilize.

In June 2004, the Peruvian government began requalifying importers’ duty and tax status. Until that process is complete, Doe Run Peru must post a bond or third-party guarantee on imports of 30% on the cost of the items imported, an increase from the negligible amounts under its previous status. Although amounts are recovered when finished goods are exported, for as long as our previous status is not reinstated it will have an adverse impact on liquidity. If the change in status had been effective as of the beginning of 2004, the Company would have paid approximately an additional $0.8 million on imports as of July 31, 2004. Although Doe Run Peru management is taking action to regain its previous status, and believes that Doe Run Peru will be requalified, there is no assurance that the previous status will be reinstated.

Effective July 1, 2004, Doe Run and Doe Run Peru suspended a sales agency agreement under which Doe Run acted as a sales agent on behalf of Doe Run Peru.  Under the cancellation, the balance owed to Doe Run of $22.6 million will be paid in $1.0 million quarterly installments, or as otherwise agreed by the parties.

Management believes that, based on current projections at prices lower than those experienced through the third quarter of 2004, it will meet its 2005 debt service requirements and the spending requirements proposed in the PAMA modification. Furthermore, management believes that the price improvements and other revenue enhancements and the expected approval of the proposed modification to the La Oroya smelter’s PAMA discussed in the “Overview” will enable the Company and its subsidiaries to continue as going concerns. It’s ability to do so and to meet obligations after 2005 could be affected by the factors named above, and accordingly, no assurance can be given that it will be able to meet such obligations.

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

The fair market value (gain/(loss)) of the Company’s derivatives was approximately $(8.8) million and $(11.0) million at July 31, 2004 and October 31, 2003. The majority of the balance relates to sold lead futures and sold lead call options related to the U.S. operations.

	Tons			Contract Prices			Fair Value (in 000’s)
	07/31/04	10/31/03		07/31/04	10/31/03		07/31/04	10/31/03

Sold lead futures - hedges	7,055	17,417		$796.20/ton	$489.00/ton		160	(1,850)
Sold lead futures - other	48,336	N/S	*	$598.26/ton	N/S	*	(10,975)	N/S	*
Purchased lead futures - other	(56,356)	N/S	*	$695.61/ton	N/S	*	7,323	N/S	*
Sold lead call options	19,015	69,363		$521.63/ton to $929.86/ton	$430.91/ton to $544.31/ton		(3,274)	(7,475)

*  Not Significant

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of July 31, 2004 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information.

Item 1.  Legal Proceedings

Bennett, et al. v. BNSF, et al. (filed August 31, 2004) and Berendt, et al. v. BNSF, et al. (filed September 1, 2004) were filed in the Circuit Court of the City of St. Louis, Missouri and listed Doe Run among the defendants. The suits allege that a total of sixteen employees or ex-employees of Burlington Northern and Santa Fe Railway Co. (BNSF) were exposed to lead from the hauling of lead concentrates by the railroad. Similar lawsuits were settled in fiscal 2003.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

A report was filed August 18, 2004 that amended a report filed July 27, 2004, which contained information concerning changes in the Registrant’s certifying accountant.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION
(Registrant)

/s/ David A. Chaput
Date: September 24, 2004	David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial
officer)