Form 10-K
period 2004-10-31
DOE RUN RESOURCES CORP
filed 2005-03-23
CIK 1061112

Use these links to rapidly review the document
THE DOE RUN RESOURCES CORPORATION INDEX TO FORM 10-K

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-66291

The Doe Run Resources Corporation
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1255630 (IRS Employer Identification No.)
1801 Park 270 Drive, Suite 300 St. Louis, Missouri (Address of principal executive offices)	63146 (Zip Code)
(314) 453-7100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☒ No

Note: The Registrant files pursuant to an indenture, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

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

        Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

        Number of shares outstanding of each of the registrant's classes of common stock, as of March 23, 2005:

        Common stock, $.10 par value    1,000 shares

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-K

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The Company makes forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent the Company's expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words "expect," "believe," "anticipate," "goal," "plan," "intend," "estimate," "may," "will" or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under "Risk Factors" in this Annual Report on Form 10-K and otherwise described in the Company's periodic filings.

        All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including the price of metals, product pricing; competition; currency fluctuations; the loss of any significant customer or suppliers; availability of raw materials; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; changing environmental requirements and costs, including the capital requirements in Peru; political uncertainty and terrorism; major equipment failures; changes in accounting principles or new accounting standards; compliance with laws and regulations and other unforeseen circumstances.

        In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on the forward-looking statements. Except as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures made by the Company from time to time in its periodic filings with the Securities and Exchange Commission.

        This Annual Report on Form 10-K and the documents incorporated herein by reference should be read completely and with the understanding that the Company's actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Annual Report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

Part I

Item 1. Business

Overview

        The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) is a producer of non-ferrous and precious metals with operations in the United States and Peru. The Company is the largest integrated lead producer in North America and the largest primary lead producer in the western world. The Company's business in the United States includes an integrated primary lead operation, a recycling operation and a lead fabrication operation. In Peru, Doe Run's indirect subsidiary, Doe Run Peru S.R.L. (Doe Run Peru), operates a smelter in La Oroya (La Oroya), one of the largest polymetallic processing facilities in the world, producing an extensive product mix of non-ferrous and precious metals, including silver, copper, zinc, lead and gold. Doe Run Peru also has a copper mining and milling operation in Cobriza, Peru (Cobriza). These operations will be discussed in greater detail in the "Overview" sections below. See "Item 8. Financial Statements and Supplementary Data—Note 16 to the Company's Consolidated Financial Statements" for financial information about operating segments and geographic areas. The Company's business does not involve significant: 1) seasonal fluctuations, 2) unusual working capital requirements, 3) order backlog or 4) federal contracting. See below within this Item for a list of risks and uncertainties that should be considered when evaluating Doe Run's business and prospects.

        The Company's auditors issued unqualified opinions on the 2004 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements, and significant capital requirements under environmental commitments. See further discussion and managements' plans in "Item 7. Management's Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources." The Company's auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that expressed doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to, among other things, liquidity concerns, defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as recurring losses.

Corporate structure

        Doe Run is a New York corporation formed in 1981. Doe Run is the successor via merger to the St. Joseph Lead Company, which was formed in 1864. All of Doe Run's issued and outstanding common and preferred stock is directly or indirectly owned by The Renco Group, Inc. (Renco). Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco's Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls the Company and its subsidiaries, subject to the provisions of an agreement (the Investor Rights Agreement) discussed below under the caption "Restructuring" and in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

        The Company's fiscal year ends on October 31. Any reference herein to a specific year, such as 2004, refers to the fiscal year 2004, unless otherwise noted.

Restructuring

        On October 29, 2002, Doe Run completed a consensual restructuring (the Restructuring) of its previously outstanding 11.25% Senior Notes due 2005, Floating Interest Rate Senior Notes due 2003 and 11.25% Senior Secured Notes due 2005 (collectively, the Old Notes) by exchanging the Old Notes with a principal amount of $294.8 million for new notes with a face amount of $175.8 million due November 1, 2008 (the Notes) and issuing warrants entitling holders of the Notes to purchase approximately 39% of the aggregate outstanding common stock of Doe Run (the Warrants). The Warrants expire on October 29, 2012 and are exercisable at any time after November 1, 2008. The effect of the Restructuring was to reduce the face amount of notes outstanding at the date of the Restructuring by $119.0 million and defer principal and interest payments. See "Item 7. Management's Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources" for a discussion of the Restructuring.

        In connection with the Restructuring, Doe Run entered into the Investor Rights Agreement with the holders of all of its capital stock and the agent for the holders of the Warrants. Pursuant to the Investor Rights Agreement, Doe Run's Board of Directors was expanded from one to three with one (the Independent Director) selected by holders of the majority of the Warrants (Majority

Warrantholders). The powers granted to the Independent Director by the Investor Rights Agreement may have a significant impact on the operation of the Company's business as well as its strategic direction. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for a discussion of the Warrants and the Investor Rights Agreement and "Item 10. Directors and Executive Officers of the Registrant" for information on the Directors.

Overview—U.S. Operations

        The Company's primary lead operation in the U.S. consists of two primary smelters, which obtain concentrates principally from the Company's four operating mills. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, the Company indefinitely suspended operations at one of these smelters in November 2003 and is selling on the open market any concentrates not required to maintain production at its Herculaneum smelter. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" for further discussion. The mills are supplied with ore mined from six production shafts along approximately 40 miles of the Viburnum Trend in southeastern Missouri, one of the world's most productive lead deposits. As of October 31, 2004, the Company's U.S. ore reserves consisted of approximately 45 million proven and probable tons, containing average grades of 5.51% lead, 1.31% zinc and 0.29% copper.

        The Company also operates the world's largest secondary lead smelter, which is located in southeastern Missouri where it produces lead metal from recycled lead-acid batteries and other lead bearing materials.

        The Company, through its subsidiary, Fabricated Products, Inc. (FPI), produces value-added lead products such as lead oxide, lead sheet and lead pipes at facilities in Arizona and Washington.

        These operations enable the Company to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling batteries and other materials containing lead.

        In 2004, the Company's U.S. operations delivered approximately 320,000 tons of refined lead metal and lead alloy products, including lead recycled for customers (tolling). This represented approximately 18% of North American consumption and 6% of western world consumption. In addition, the Company's U.S. operations delivered approximately 124,000 tons of lead concentrates to international metal trading companies in 2004.

        The majority of the U.S. operations' lead metal sales in 2004 were to battery manufacturers or their suppliers. Approximately 58% of the U.S. operations' total sales in 2004 were to battery manufacturers or their suppliers. Historically the lead-acid battery has been the dominant technology for automotive and other starting, lighting and ignition (SLI) batteries as well as for motive power, telecommunication, network power, uninterruptible power systems and emergency lighting. Management believes this will continue to be the case for the foreseeable future because of its cost competitiveness, recyclability and existing infrastructure. Refined lead is also used in products such as computer and television screens, ammunition, and rolled and extruded lead products.

        Fluctuations in lead and other non-ferrous metal prices can have a material effect on the results of operations, financial condition and liquidity of the Company. These prices are influenced by numerous factors beyond the Company's control, including speculative activities, global and regional demand and production, expectations for inflation, political and economic conditions. The aggregate effect of these factors is impossible for the Company to predict. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a detailed discussion of the markets for lead and other metals affecting the Company's results of operations. The Company, by taking advantage of its extensive polymetallic ore resources and smelting assets, is somewhat able to reduce the impact of metal price volatility through adjustments to its mining, milling and smelting plans. In addition, sales from tolling services, by-products and fabricated products provide the Company with sources of revenue that are largely independent of lead prices.

Overview—Doe Run Peru Operations

        Doe Run Peru acquired La Oroya in October 1997 and Cobriza in August 1998. La Oroya's unique combination of non-ferrous metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to produce a number of high quality finished metals, including silver and by-products. In 2004, La Oroya was one of Peru's largest exporters, exporting approximately 88% of its total sales to North America, Asia, Europe and other Latin American countries. Its customers include end-users of non-ferrous and precious metals and metal by-products as well as international metal trading companies.

        La Oroya's operations smelt and refine complex concentrates obtained from Cobriza and from unaffiliated mining operations primarily in Peru. La Oroya typically purchases concentrate feedstock pursuant to contracts under which the cost of concentrates is based on a percentage of the non-ferrous metal and precious metal content of the concentrates, reduced by treatment and refining charges to process the concentrates and penalties for impurities within the concentrates. The impurities, such as arsenic, antimony and bismuth, can be processed and sold as by-products. Non-ferrous metal prices are generally established by reference to international metal markets, primarily the London Metal Exchange (LME). Treatment charges are negotiated with concentrate sellers, generally based on world terms. They are affected by numerous factors beyond the Company's control including: global and regional demand for smelter capacity, availability and quality of concentrates, and expectations for inflation. The aggregate effect of these factors is impossible for the Company to predict. La Oroya's ability to process the impurities in copper and lead concentrates allows Doe Run Peru to charge a penalty for processing these concentrates. These penalties received are significant to Doe Run Peru, and La Oroya is one of only six smelters in the western world that can process these types of concentrates.

        La Oroya derives its operating profit primarily from treatment charges, refining charges and penalties on concentrates purchased. The smelter pays for the majority of the metal contained in the concentrates purchased, but metallurgical recoveries are typically greater than the percentage of metal content paid for. Therefore, it generates a portion of its operating profit from sales of the metals produced from these excess recoveries. Additional operating profit is generated from the sale of by-products as well as from premiums over market prices received on its refined metal sales.

        The market for La Oroya's products is global, and demand depends upon worldwide economic conditions. Given the diversity of its products and by-products, Doe Run Peru's financial performance is not solely dependent upon any single product or by-product. Also, because the La Oroya smelter is primarily a processor of complex concentrates that are purchased based on market prices, its financial performance is less sensitive than the Company's U.S. operations to the volatility of metal prices. However, La Oroya's operating results are sensitive to the level of treatment and refining charges and penalties received for concentrates processed and the availability of economically suitable concentrate feed. See "Doe Run Peru Operations—Raw Materials" for a discussion of treatment charges and difficulties encountered in obtaining adequate feed supply.

The Company's U.S. Operations

Products and Services

        The principal products produced by the Company's U.S. operations include refined lead from primary and recycled sources, lead, zinc and copper concentrates, fabricated lead products and other by-products. Historically, the majority of lead concentrates produced have been used to feed Doe Run's two primary smelters, but in November 2003, the Company indefinitely suspended operations at its Glover primary smelter and began selling its excess concentrates on the open market. The Company also generates revenue from tolling fees received for recycling spent lead-acid batteries and other lead-bearing materials for its customers. The following table sets forth net sales of products and services for the Company's U.S. operations:

	Year Ended October 31,
	2004	2003	2002
	(dollars in thousands)
Primary lead metal sales	$131,919	$134,530	$135,438
Recycling operation:
Tolling	27,361	29,709	29,070
Metal sales	43,026	33,717	34,540
Other	6,919	4,682	4,244
Lead concentrates	42,369	2,912	904
Zinc concentrates	24,353	19,717	18,998
Copper concentrates	7,959	4,336	1,665
Fabricated products	12,658	14,771	17,877
Other	7,315	4,735	2,767

Total	$303,879	$249,109	$245,503

        For the years ended October 31, 2004, 2003 and 2002, exports represented approximately 17%, 6% and 1%, respectively, of the U.S. operations' net sales.

Transportation

        The Company's U.S. operations transport their products by truck, barge and rail. The Company is selling a significant amount of lead concentrates on the global market requiring transloading to barge on the Mississippi River. As a result, the capacity and logistics of concentrate transport has become an issue, and in the fourth quarter of 2004, the lack of availability of suitable barge transportation had a negative impact on the Company's sales volume and resulted in an increase in concentrate inventory.

Customers

        The Company's U.S. operations had approximately 150 lead metal customers in 2004, including the largest lead-acid battery manufacturers in the world. Approximately 58% of the Company's U.S. operations' revenues from unaffiliated customers were directly from U.S. battery manufacturers, primarily automotive, or their suppliers. Lead concentrates are sold to international trading companies.

Competition

        Doe Run is the largest integrated lead producer in North America and the largest primary producer in the western world. It is also the third largest secondary lead producer in North America and the fourth largest in the world. The Company's U.S operations compete primarily in the North American lead metal market where its major competitors are three primary lead producers and 12 secondary lead producers.

        Competition within the North American lead metal market is based primarily on quality, price, service, timely delivery and reliability. Because lead is generally sold on a delivered basis with freight charges included, Doe Run's central U.S. location typically allows it to have transportation costs significantly lower than its major competitors with operations outside of North America. Due to its location, Doe Run also is able to provide its customers just-in-time delivery at a lower cost than most of its competitors. In addition, management believes Doe Run's combined primary and secondary production capabilities and focus on the lead business as its core business provide it with additional competitive advantages. See the discussion of the current market for metal and concentrates in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        In response to a declining domestic metal market, and as battery manufacturers move production overseas primarily to China, Doe Run has reduced its lead metal production and is selling more of its production as lead concentrates, competing in the global market for concentrates, where there is currently a deficit in supply. The Company's U.S. mining operations produce clean concentrates, relatively free of impurities, which can be used with lower quality concentrates to improve smelters' feed mix.

Raw Materials

        At current production levels, lead concentrates for the Company's primary smelting facilities are supplied by the Company's mining operations but, from time to time, are purchased from third parties. For a discussion of the Company's mineral reserves, see "Item 2. Properties—U.S. Operations—Ore Reserves." The Company's U.S. operations utilize various other raw materials, principally metallurgical coke, chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bid.

        There is a shortage in the U.S. market for coke, due to competition from China. Coke supply was an issue for the fourth quarter of 2004 and negatively affected raw material costs and lead production by approximately 4,000 tons at the Herculaneum primary smelter. The coke supply is improving, and the Company is working on a contract for its 2005 supply requirements, although the costs could increase from current levels. Soda ash is currently in short supply for the U.S. recycling operation. Alternative supplies have been located, and the Company does not anticipate an ongoing problem. The Company believes that it has adequate sources of the other raw materials to meet its present U.S. production needs.

        The Company's U.S. recycling operation recycles a variety of lead-bearing materials, primarily spent batteries, which it purchases or tolls for customers. The chemistry and composition of feed materials can have a significant impact on the cost and operating performance of the recycling operation.

Power

        The primary electric power source for the majority of the Company's U.S. operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. The Viburnum-35 mine and Glover primary smelter obtain their electric power from Black River Electric Cooperative located in southeastern Missouri. Natural gas and propane are secured from external sources, primarily under contracts that are awarded on the basis of competitive bidding, whose prices fluctuate with the market for natural gas and petroleum, respectively. The Company believes that it has adequate power sources to meet its present U.S. production needs.

Environmental Matters

        The Company's U.S. operations are subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharge, solid and hazardous waste treatment, storage, and disposal, and remediation of releases of hazardous substances. As is the case with much of the mining industry, the Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance.

See "Item 8. Financial Statements and Supplementary Data—Note 19 to the Company's Consolidated Financial Statements."

Safety

        Throughout its operations, the Company strongly emphasizes providing a safe working environment through extensive employee training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., Doe Run's mining and milling operations are regulated by the Mine Safety and Health Administration of the Department of Labor (MSHA), and its smelting and fabricating operations are regulated by the Occupational Safety and Health Administration of the Department of Labor (OSHA). Doe Run has achieved safety results that are among the best in its industry classifications. In 2004, the mining and milling operations' lost-time injury rate was about 1.5 times better than the national average for the underground metal mining industry. The lost-time injury rate for Doe Run's primary smelter was 3.0 times better than the national average for the primary nonferrous metals industry. The lost-time injury rate for Doe Run's recycling operation was 2.0 times better than the national secondary nonferrous metals industry. In addition, the lost-time injury rate at FPI was 2.0 times better than the national fabricated metal products industry. The Fletcher, Sweetwater and Brushy Creek mines, Fletcher and Brushy Creek mills, Sweetwater and Brushy Creek shops and yards, Glover smelter and FPI completed 2004 with no lost-time injuries.

Employees

        As of October 31, 2004, the Company had 306 active salaried employees and 933 active hourly employees in the U.S., of which Local 7450 of the United Steelworkers of America (USWA) represented five hourly employees at the Company's Glover smelter. Doe Run has a three-year agreement with the union that expires in May 2005. Doe Run received a notice on March 31, 2004 that a petition had been filed under the National Labor Relations Act by the United Mine Workers of America to represent the hourly employees at the mining operations. An election was held May 17 - 20, 2004. The Company was advised on May 24, 2004 that the mining operations' employees chose not to be represented by the United Mine Workers of America.

Doe Run Peru Operations

Products

        La Oroya's principal products are refined silver, copper, lead, zinc and gold. In addition, La Oroya produces a variety of by-products, including bismuth, indium, tellurium, antimony, cadmium, selenium, sulfuric acid, zinc-silver concentrate, zinc sulfate, copper sulfate, arsenic trioxide and others. The following table sets forth net sales, excluding sales to the Company's U.S. Operations, for each of La Oroya's principal products.

	Year Ended October 31,
	2004	2003	2002
	(dollars in thousands)
Silver	$227,546	$167,698	$156,437
Copper	116,885	104,987	98,498
Lead	98,853	55,884	56,922
Zinc	68,524	58,376	59,934
Gold Bullion	25,261	28,496	27,917
By-Products	26,350	20,065	18,578

Total	$563,419	$435,506	$418,286

Transportation

        Doe Run Peru primarily transports its products by ocean freight after first being transported by truck to the port of Callao in Lima, Peru. The primary exception is that exported gold is transported via aircraft. Ocean freight availability has tightened due to competition with China, which has in turn led to higher shipping costs.

Customers

        Doe Run Peru had approximately 356 customers in 2004, including a wide variety of industrial and international trading companies. In 2004, approximately 88% of net sales were exported, with sales to Asia, Latin America, North America and Europe representing approximately 27%, 24%, 23% and 14%, respectively, of net sales. Substantially all of La Oroya's 2004 metal sales were pursuant to contractual agreements, typically with terms of one year or less. Such contracts generally set forth pricing mechanisms with minimum volumes. Substantially all of La Oroya's sales are denominated in U.S. dollars.

Competition

        La Oroya's unique combination of non-ferrous metal smelters, refineries and by-product circuits are capable of processing complex concentrates into high quality base and precious metals. Only five other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Chinese smelters, however, which can also process complex concentrates, are competing with Doe Run Peru in the market for concentrates. See the discussion of concentrates below in "Raw Materials."

Raw Materials

        La Oroya's primary raw material is concentrate feedstock. In addition, Doe Run Peru's processes consume various other raw materials, principally coal and fluxes.

        Copper.    During 2004, approximately 67% of the copper concentrates processed at La Oroya were obtained from the Peruvian domestic market, including approximately 27% from Cobriza. In 2005, La Oroya expects to obtain approximately 76% of its copper concentrates from the Peruvian domestic market, including approximately 28% from Cobriza. La Oroya expects to obtain the balance primarily from neighboring Latin American countries. La Oroya requires approximately 81,000 tons per year of copper metal contained in concentrates to produce at capacity.

        Zinc.    All of the zinc concentrates processed at La Oroya during 2004 were secured from the Peruvian domestic market. La Oroya requires approximately 87,500 tons of zinc metal contained in concentrates per year to maximize production capacity. As discussed in "Item 2. Properties—Peruvian Operations," future capacity is expected to be decreased to 50,000 tons per year in order to reduce sulfuric acid gas and other gas emissions as well as to reduce the disposal of liquid effluents.

        Lead.    Approximately 97% of La Oroya's 2004 lead concentrates were obtained from the Peruvian domestic market. The smelter requires approximately 137,800 tons of lead contained in concentrates per year to produce at capacity.

        Feed Supply.    Low lead, zinc and copper prices that prevailed for several years before increasing in 2003 reduced available concentrate supplies as miners had cutback production in response to the low price environment, making concentrate supplies very tight. Smelters competing for concentrates in this tight market drove treatment charges and penalties down significantly. Most of La Oroya's copper, lead and zinc concentrate feed supplies are secured from a small number of suppliers in the Peruvian domestic market. Due to the proximity of the smelter to these suppliers, it is economically advantageous for Doe Run Peru to acquire its concentrates from Peruvian suppliers. However, tightness in the global market for concentrates has caused intense competition from buyers outside of Peru, especially in China, for all concentrates, including the complex concentrates which may have been previously undesirable for some smelters. This intense competition has adversely affected concentrate availability and treatment charges received. However, since the middle of 2003 and through October 31, 2004, copper and lead prices have increased significantly, and zinc prices have increased moderately, primarily due to decreased availability of supply. The increase in the copper prices has encouraged more production from the mines and, together with the decision of Chinese smelters to reduce their copper concentrate imports, has generated a radical change in the availability of copper concentrate beginning in the last quarter of 2004. Management estimates that there will be an excess of copper concentrates for the next two years, which will improve the performance of the copper circuit in La Oroya. In spite of the price improvements, in the case of lead and zinc concentrate, the market remains tight, and the projection is that it will be tighter for the next few years since there are no new mining projects coming on stream.

        Currently, La Oroya has secured approximately 91% of its concentrate requirements for 2005 through material supplied by Cobriza and contracts with independent suppliers. For 2004, all of Cobriza's output fed the La Oroya smelter, representing approximately 27% of the smelter's copper concentrate requirements. While La Oroya has contracted for most of its concentrate requirements for 2005, and recent metal price improvements and other factors have improved the financial condition of the smelter's traditional suppliers, it remains possible that the smelter could experience difficulties obtaining economically suitable lead and zinc concentrate feed supply. Failure to secure economically suitable concentrate could have a material adverse impact on La Oroya's performance and Doe Run Peru's business, financial condition and results of operations.

        Water.    Water for La Oroya is obtained from three main sources: the Mantaro River, the Tishgo River and the Cuchimachay Spring. Management believes these three sources, in addition to numerous adjacent springs and wells, provide adequate water supplies for the facility.

        Power.    La Oroya receives electric power from Empresa de Electricidad de los Andes S.A., (Electroandes), a local electric power company owned by PSEG Global Inc. The smelting complex consumes approximately 63 megawatts of ongoing load, which represents approximately one-third of the capacity of Electroandes. La Oroya has a supply contract with Electroandes, which expires in July 2008. Management believes this agreement provides sufficient power at satisfactory rates. Most of Cobriza's electrical power is also provided by Electroandes. Cobriza's requirements do not represent a significant portion of Electroandes' capacity. Electroandes is not the only source of electricity in the areas where Doe Run Peru operates.

        Other.    La Oroya uses various other raw materials, principally oxygen, coke, fluxes and oil. La Oroya's oxygen plant supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. The plant supplies all of La Oroya's oxygen requirements.

        Prior to November 8, 2004, Doe Run Peru imported coke and it also imported coal to produce coke. In order to reduce emissions at its coke processing plant, on November 8, 2004, Doe Run Peru began importing all of its coke instead of producing it. By the end of 2004, coke prices increased significantly which resulted in higher production costs. Fluxes consumed in the smelting process are supplied primarily by Doe Run Peru controlled mining concessions near La Oroya. Doe Run Peru also purchases silica and pyrite fluxes containing precious metals. The smelter primarily uses industrial and diesel oil for fuel. During 2004, fuel prices increased significantly. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

Environmental Matters

        Modern environmental legislation has been introduced only in the last 15 years in Peru. For mining and metallurgical activities, the Ministry of Energy and Mines (MEM) is the principal regulatory authority. The MEM has issued "maximum permissible limits" for liquid effluent and air emissions. In addition, the National Environmental Council coordinates government regulations and policies, including the air quality standards for Peru. The Directorate General of Environmental Health (DIGESA), a division of the Ministry of Health, issues wastewater discharge permits based on water quality standards. Peruvian law requires all new mining or metallurgical operations, and existing operations that are undergoing an expansion of over 50% of installed capacity, to submit to the MEM an Environmental Impact Study.

        La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The Environmental Remediation and Management Program (PAMA) projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru's business, financial condition and results of operations.

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for a PAMA that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed certain obligations under the PAMA from Metaloroya S.A. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). After expiration of the PAMA, the operator must comply with all applicable standards and requirements.

        Under a subscription agreement, pursuant to which Doe Run Peru acquired La Oroya, Centromin agreed to indemnify Doe Run Peru against any environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition or results and operations.

        Doe Run Peru has committed under its current approved PAMA to implement projects that include,: 1) building sulfuric acid plants for the metal circuits—including some process changes that may be necessary to ensure compliance, 2) water and sewage treatment facilities and 3) slag handling equipment and disposal facilities.

        The PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. However, the specific projects included in the PAMA may be modified and amended as to the actual design and timing to be implemented, provided compliance with the applicable maximum permissible limits is achieved by the date in the PAMA. La Oroya's current PAMA requires Doe Run Peru to complete the projects discussed above by December 31, 2006. Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya's PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter, which would adversely affect the Company's business, financial condition and results of operations. Peruvian law has recently changed to allow companies to request an extension of the compliance date. Doe Run intends to apply for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA. See the discussion in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a description of the law and Doe Run Peru's plans.

        The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

Safety

        In Peru, the MEM is responsible for regulations enacted to minimize accidents. It conducts annual inspections to ensure compliance with numerous safety standards. The Peruvian operations maintain a high regard for safety and health. During 2004, Doe Run Peru received the John T. Ryan award, granted by Mining Safety Appliances, or MSA, for obtaining the best performance in mining safety in the category of Smelting and Refineries and for having achieved the best indexes of safety in Peru during the last two years. The La Oroya smelter completed nearly five million employee hours without a lost-time accident between January and October 2004.

        During 2004, Doe Run Peru's Cobriza mine experienced a fatal employee accident. Management has thoroughly investigated this incident and reinforced the appropriate safety procedures with the workforce and its contractors. There were no other lost-time accidents at Cobriza during 2004.

Employees

        As of October 31, 2004, Doe Run Peru's employees included 825 active salaried employees, 2,207 active hourly employees and 1,076 contractors. Management believes its relations with employees are good. There are two unions for hourly employees and two unions for salaried employees. The principal union representing 72% of the hourly employees is the Sindicato de Trabajadores Metalúrgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Cobriza (Cobriza Workers Union) represents 13%, of the hourly workers. On July 21, 2003 and September 1, 2003, Doe Run Peru entered into a five-year labor agreement with the hourly unions at La Oroya and Cobriza, respectively. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 33% of the salaried employees, and by the Sindicato de Empleados Cobriza (Cobriza Employees Union), representing 4% of salaried employees. On January 6, 2003 and September 1, 2003, Doe Run Peru entered into a five-year labor agreement with the unions representing the salaried employees at La Oroya and Cobriza, respectively.

Risk Factors

        The following risks and uncertainties, along with those described elsewhere in this report and in other documents filed with the Securities and Exchange Commission (the SEC) should be considered when evaluating the Company's business and prospects. These risks are not intended to represent a complete list of the general or specific risks that may affect the Company. Additional risks and uncertainties not presently known to the Company or that are considered immaterial may also impair the business operations.

Risks Relating to the Company

Liquidity Concerns

        The Company is highly leveraged and has significant commitments for environmental matters and PAMA expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. These factors also increase the Company's vulnerability to general adverse conditions, limit the Company's flexibility in planning for or reacting to changes in its business and industry, and limit the Company's ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to the lawsuits and tax assessments in Peru, as discussed in "Item 3. Legal Proceedings", would have a further adverse effect on the Company's ability to meet its obligations when due.

        The Company has $313.2 million in outstanding indebtedness on a consolidated basis as of October 31, 2004, excluding the effects of Financial Accounting Standard No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (Statement No. 15). See "Item 8. Financial Statements and Supplementary Data—Note 8 to the Company's Consolidated Financial Statements." Subsequent to October 15, 2005, Doe Run will no longer have the option to pay interest on the Notes by a 3% cash payment with the remainder of interest paid in kind by the issuance of additional notes, as discussed in "Item 8. Financial Statements and Supplementary Data—Note 8 to the Company's Consolidated Financial Statements." This will have a further adverse effect on the Company's ability to meet its obligations when due.

        Doe Run's revolving credit facility (the Doe Run Revolving Credit Facility), Doe Run Peru's revolving credit facility (the Doe Run Peru Revolving Credit Facility), a term note with Renco due October 29, 2005 (the Term Note) and the indenture governing the Notes contain numerous covenants and restrictions. They include certain requirements with respect to net worth, working capital, and earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings.

Concerns Regarding the Company's Ability to Continue as a Going Concern

        The Company's net capital deficiency, substantial debt service requirements, and significant capital requirements under environmental commitments have raised substantial doubt about the Company's ability to continue as a going concern. The Company's auditors issued unqualified opinions on the 2004 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to these issues. The Company's auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that expressed doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to, among other things, liquidity concerns, defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as recurring losses.

        The Company's continuation as a going concern will depend upon its ability to meet its obligations and ultimately to attain profitable operations. The Company's management has developed a plan that includes other revenue enhancements and the application for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA. See the discussion in "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition" for a description of the Company's plans. If the Company is unsuccessful in accomplishing any of these tasks, the Company's ability to continue to operate as a going concern could be in doubt. Concern about the Company's ability to continue as a going concern may place additional constraints on operations and make it more difficult for the Company to meet its obligations or adversely affect the terms of any alternative funding the Company may require. There can be no assurance that the Company can or will operate profitably in the future, or that the Company will continue as a going concern.

Limits on Cash Flow from Peruvian Subsidiary

        Doe Run has, in the past, received certain payments in the form of management fees, interest payments and other distributions from Doe Run Peru. Covenants governing the Doe Run Peru Revolving Credit Facility place strict limitations on the ability of Doe Run Peru to pay dividends, fees and other distributions to Doe Run (based upon limitations which make such payments contingent upon the achievement of specific financial performance by Doe Run Peru). The Doe Run Peru Revolving Credit Facility precludes Doe Run Peru from making distributions to Doe Run in an amount greater than $4.0 million in the aggregate per year, which payments will represent reimbursement for services and expenses provided to and advanced on behalf of Doe Run Peru by Doe Run. Accordingly, no reliance can be made upon Doe Run's receipt of distributions from Doe Run Peru in order to meet its debt service requirements.

Volatility of Base Metal Prices; Treatment Charges and Penalties

        Base metal prices, treatment charges and penalties that may be charged customers fluctuate and are affected by numerous factors beyond the Company's control, including speculative activities, global and regional demand and production, expectations for inflation and political and economic conditions. The aggregate effect of these factors is impossible for the Company to predict and could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

Exploration and Development

        Mineral exploration is highly speculative in nature, involves many risks and frequently is nonproductive. As a result, there can be no assurance that the Company's mineral exploration efforts will be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. In addition, permitting is required to get to the production phase. The Company's ability to increase its production longevity of concentrate feeds is dependent on the successful development of new ore bodies and/or expansion of existing mining operations. There can be no assurance that the Company's exploration programs will yield new reserves to expand and replace existing reserves that are being depleted by current production or that the Company will be able to obtain adequate supplies of concentrate feeds in the open market at economically acceptable terms.

Interest Rate Fluctuations

        The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. A material increase in interest rates could adversely affect the Company's business, financial condition and results of operations.

Risks Relating to Doe Run's Business

Governmental and Environmental Regulations

        Doe Run's U.S. operations are subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, solid and hazardous waste treatment, storage, and disposal, and remediation of releases of hazardous substances. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance. Insurance against environmental risks (including potential for pollution or other hazards as a result of disposal of waste products from mining, milling and smelting) is not generally available to Doe Run or other companies in the industry. Should Doe Run be unable to fund fully the cost of compliance or of remediating an environmental issue, Doe Run may be required to suspend operations or enter into interim compliance measures requiring additional expenditures.

        Federal, state and local authorities also regulate a variety of matters including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require Doe Run to change its operations or incur increased costs. Such an occurrence could have a material adverse effect on results of operations, financial condition and liquidity of Doe Run.

Operating Risks

        The business of mining and smelting is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although Doe Run currently maintains insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will continue to be available at economically feasible premiums. Although Doe Run's work force is not significantly unionized, there can be no assurance that Doe Run will not experience labor disputes in the future. In July 1992, Doe Run experienced a strike by the workers at the Herculaneum smelter resulting in metal output significantly lower than planned levels and higher operating expenses due to increased security costs and outside services. In July and August 1993, production at the Herculaneum smelter was curtailed significantly due to flooding of the Mississippi River. There can be no assurance that Doe Run's operations will not be adversely affected in the future by flooding or other adverse conditions beyond Doe Run's control.

Raw Materials

        The Company's U.S. operations utilize various other raw materials, principally metallurgical coke, chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bid. The Company's U.S. recycling operation recycles a variety of lead-bearing materials, primarily spent batteries, which it purchases or tolls for customers. The chemistry and composition of feed materials can have a significant impact on the cost and operating performance of the recycling operation. The availability of raw materials could be affected by natural disasters, third party shutdowns or other factors beyond Doe Run's control. Any protracted interruption in the availability of any raw materials could have a material adverse effect on the business, financial condition and results of operations of Doe Run.

Dependence on Lead-Acid Battery Use

        Doe Run sells a significant portion of its lead production for use in lead-acid batteries. Of its 150 lead metal customers, Doe Run's customers include the six largest acid battery manufacturers in the world. The obsolescence of, or any curtailment in the worldwide use of, lead-acid batteries could have a material adverse effect on the results of operations, financial condition and liquidity of Doe Run.

Risks Relating to the Operation of Doe Run Peru

Raw Materials

        In addition to concentrate feeds, Doe Run Peru's operations are heavily dependent on the supply of various raw materials and services, including water, hydroelectric power, oxygen, coke and fluxes. Doe Run Peru produces its oxygen requirements from an onsite oxygen plant and extracts limestone and silica fluxes from deposits close to its facility. The availability of raw materials could be affected by natural disasters, third party shutdowns or other factors beyond Doe Run Peru's control. Any protracted interruption in the availability of any raw materials could have a material adverse effect on the business, financial condition and results of operations of Doe Run Peru.

        Doe Run Peru's La Oroya smelting operations depend on the availability of lead, zinc and copper concentrates as raw materials. Significant portions of these concentrates are currently secured from the Peruvian domestic market. If one or more of these suppliers of concentrates were to cease or suspend operations, there can be no assurance that Doe Run Peru would be able to secure replacements for these necessary raw materials on economically acceptable terms, and accordingly, such a cessation or suspension of activities of these suppliers could have a material adverse effect on the business operations and financial condition and future prospects of Doe Run Peru.

Environmental Issues In Peru

        Doe Run Peru is subject to numerous environmental laws and regulations enacted in the last 15 years in Peru governing, among other things, air emissions, waste water discharge, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. Doe Run Peru is also subject to certain Peruvian constitutional provisions assuring each person the right to a clean and healthful environment. The current and future application of these laws and regulations related to Doe Run Peru is subject to certain agreements with the MEM. Given the developing nature of environmental law and enforcement policies in Peru, however, the Peruvian government could in the future require compliance with additional environmental requirements that would adversely affect Doe Run Peru's business, financial condition and results of operations. Further, the Peruvian government or other interested persons may seek changes in the future to the terms and conditions of any of the agreements made by Doe Run Peru with the MEM that may adversely affect Doe Run Peru's business, financial conditions and results of operations.

        Doe Run Peru also is potentially subject to claims for alleged personal injury and property and other damages resulting from release of certain substances into the environment, to the extent such liabilities were not retained and/or are not satisfied by Centromin pursuant to the agreement between Doe Run and Centromin for the purchase of La Oroya. See the discussion in "Doe Run Peru Operations—Environmental Matters" above for more details on the agreement. Compliance with environmental laws and regulations, as well as personal injury and property and other damage claims, could have a material adverse effect on Doe Run Peru's business, financial condition and results of operations.

        Insurance against environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to Doe Run Peru or to other companies within the industry. Should Doe Run Peru be unable to fund fully the cost of complying with environmental requirements, it could be required to suspend operations or take interim compliance measures pending completion of the required remedy. The aforementioned costs of environmental remediation and compliance by Doe Run Peru could have a material adverse effect on Doe Run Peru's business condition and future prospects and could impair Doe Run Peru's future ability to make payments, dividends and other distributions to Doe Run.

        Doe Run Peru's commitments under its PAMA are significant. Doe Run Peru's existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121.2 million. See the discussion of the PAMA in "Doe Run Peru Operations—Environmental Matters" above and also in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Doe Run Peru." If the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits, Doe Run Peru could be forced to cease operations at the La Oroya smelter. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru's business, financial condition and results of operations.

Labor Matters

        Approximately 88% and 37% of Doe Run Peru's hourly and salaried workforce, respectively, are represented by labor unions. Doe Run Peru has five-year collective bargaining agreements with each of its labor unions which expire in 2008. Although management believes its present labor relations are generally good, in the past, work stoppages and strikes have occurred. There can be no assurance that a work stoppage or strike will not occur prior to the expiration of the current labor agreements or during negotiations for new labor agreements (including extensions of the existing labor agreements) or as to the effect of any such work stoppage or strike on Doe Run Peru's production levels. Work stoppages or other labor-related developments affecting Doe Run Peru could have a material adverse effect on the business, financial condition and results of operations of Doe Run Peru.

Operating Risks

        The business of smelting and refining complex concentrates generally is subject to a number of risks and hazards, including environmental hazards, industrial accidents and labor disputes. Such risks could result in personal injury, environmental damage, delays in operation, monetary losses and possible legal liability. Although Doe Run Peru maintains insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available in the future at economically feasible premiums.

Factors Relating to the Economic and Political Situation in Peru

Political and Economic Situation in Peru

        During the past 30 years, Peru has experienced political instability under both civilian and military governments. These governments have pursued various policies, including frequent intervention in the economic and social structure. Past governments have imposed controls on prices, exchange rates, local and foreign investment and international trade, restricted the ability of companies to dismiss employees, expropriated private sector assets, and prohibited the remittance of "profits" to foreign investors and payments to foreign creditors. In 1974, the government of Peru expropriated the assets of Doe Run Peru's predecessor and transferred them to Centromin, a government-owned conglomerate.

        Doe Run Peru's financial condition and results of operations could be adversely affected by changes in economic or other policies of the Peruvian government, including reversal of the trend toward privatization, or other political or economic developments in Peru.

Exchange Controls

        During the 1970s and 1980s, government policies restricted the ability of companies in Peru to, among other things, repatriate funds and import products, including oil, from abroad. In addition, currency exchange rates were strictly controlled, and all export sales revenues were required to be deposited in the Central Bank, where they were exchanged from U.S. dollars to the then local currency at less-than-market rates of exchange. The current Peruvian legal framework imposes no restrictions on the ability of a company operating in Peru to transfer foreign currency from Peru to other countries or to convert Peruvian currency into foreign currency or foreign currency into Peruvian currency. There can be no assurance that the Peruvian government will continue its current policy of permitting currency transfers and conversions without restriction. Reinstitution of exchange controls by the Peruvian government could have a material impact on Doe Run Peru's financial condition and results of operations.

Terrorist Activity

        Peru experienced significant terrorist activity in the 1980s and early 1990s, during which period terrorist groups escalated their acts of violence against the government, the private sector and Peruvian residents. Recently, there has been increased concern over terrorist activity in Peru, which could cause direct or indirect harm to Doe Run's Peruvian operations, and Doe Run's overall business, financial condition and results of operations may be adversely affected. Although Doe Run Peru has implemented certain anti-terrorist practices, there can be no assurance that future terrorist activity will not have a material adverse effect on the business, financial condition and results of operations of Doe Run Peru.

Inflation And Currency Devaluation

        Peru has in the past experienced high levels of inflation. In addition, the Peruvian currency has been devalued numerous times in the past 20 years. A portion of the operating costs of Doe Run Peru are denominated in nuevos soles and, therefore, could be significantly affected by the rate of inflation in Peru. If inflation in Peru were to increase significantly without a corresponding devaluation of the nuevo sol, the financial condition and results of operations of Doe Run Peru could be materially and adversely affected.

Risks Relating to Control by Renco

Control by Renco

        Doe Run is an indirect subsidiary of Renco, of which Mr. Ira Leon Rennert is the controlling shareholder. As a result of his indirect ownership of Doe Run, and his status as a director, Mr. Rennert is, and will continue to be, able to influence the policies of the Company, including mergers, sales of assets and similar transactions. Pursuant to the Investor Rights Agreement, the Board of Directors of Doe Run is comprised of three individuals, including the Independent Director as designated by the Majority Warrantholders. However, Mr. Rennert will still be able to exert significant influence upon the Company as he effectively controls, pending exercise of the Warrants, 100% of the capital stock of Doe Run.

Certain Pension Controlled Group Liabilities

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

        In such an event, statutory liens would arise in favor of the Pension Benefit Guaranty Corporation (the PBGC) upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval to terminate the plan (a PBGC Termination) and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC Termination occurs, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements would have a materially adverse effect on the Company's financial condition and liquidity.

Additional Information

        The Company files annual, quarterly and current reports with the SEC. Any materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Further information is available at 1-800-SEC-0330. Reports are also available on the SEC's website at www.sec.gov.

        Additional information related to the Company is available on its website at www.doerun.com. The Company's website and information contained on its website are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

Item 2. Properties

U.S. Operations

Mining Operations

        The Company's Missouri mining operations have seven production shafts, six of which are currently active, that form a north-south line along approximately 40 miles of the Viburnum Trend ore body. Two production shafts, Viburnum-29 and Viburnum-35, lie within a five-mile radius, north and south, respectively, of Viburnum, Missouri, which is located approximately 125 miles southwest of St. Louis, Missouri. The Buick, Brushy Creek, Fletcher, West Fork and Sweetwater production shafts are within 30 miles of Viburnum. Six of the production shafts are currently operating. The West Fork production shaft is on care and maintenance status, and mining at the Viburnum-28 production shaft ended permanently on November 20, 2003.

        The Company also has available five grinding/flotation mills located near its production shafts, four of which are currently operating as shown below. All of the mining and milling facilities are accessible by state or county roads or Company-owned haul roads. Products are shipped by truck over public roads.

        The production capacities of the Company's mills are as follows:

Mill	Milling Capacity (Tons of Ore Per Day)
Buick	7,200
Sweetwater	6,800
Fletcher	5,000
Brushy Creek	5,000
West Fork(a)	4,000

(a)
The West Fork mill is on care and maintenance status, where production at the facility is temporarily suspended, but certain maintenance activities are continued.

        The Company owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases and 13 are government leases. Doe Run makes royalty payments under these leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either 10 or

20 years and are renewable at Doe Run's option, if no default exists under the agreement, subject to negotiation of specific terms of the lease, including royalty rates. Although no assurance can be given, management anticipates that these leases will be renewed at rates that do not exceed the current levels.

        Doe Run's producing leases from the federal government consist of the following:

Location	Number of Producing Leases	Expiration Date
Viburnum	7	March 31, 2018
Fletcher	2	May 31, 2013
Buick	1	October 31, 2014
Brushy Creek	2	May 31, 2013
West Fork	1	January 31, 2013

Ore Reserves

        The following table sets forth the mineable reserves estimated by the Company as of October 31, 2004.

Mineable Reserves
As of October 31, 2004

		Grade†
	Tons	Lead	Zinc	Copper
	(in thousands)
Proven	10,858	7.65%	1.63%	0.29%
Probable	34,355	4.83%	1.23%	0.30%

Total Proven and Probable	45,213	5.51%	1.31%	0.29%

†
The estimated average extraction recovery of metals, after allowing for expected dilution for lead, zinc and copper, is approximately 89%. This dilution is included in the above reserve table. Estimated average metallurgical recoveries for lead, zinc and copper are 96.5%, 83.0% and 50.0%, respectively. Metallurgical recovery losses have not been included in the above reserve table.

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

        Included in the table of mineable reserves is the Higdon deposit, which is outside of the Viburnum trend, consisting of 2,682,000 tons of ore with a grade of 5.30% lead and 2.08% copper. While the surface structures and shaft are in place for the hoisting of ore from the mine, underground mine development would be required in order to generate production from the mine.

Smelting Operations

        The Herculaneum primary lead smelter is located approximately 35 miles south of St. Louis on the Mississippi River in Herculaneum, Missouri. It has a capacity of 250,000 tons per year and is currently producing approximately 165,000 tons annually. The smelter, which began operations in 1892, is the largest primary lead smelter in North America and the third largest in the world.

        Located in Glover, Missouri, approximately 20 miles southeast of the Sweetwater production shaft is the Glover primary smelter, which began operations in 1968 and has a capacity of approximately 136,000 tons per year. Operations at the Glover primary smelter were indefinitely suspended in the first quarter of 2004 due to decreased U.S. demand for lead. See the discussion in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

        The recycling operation, located in Boss, Missouri, approximately ten miles south of Viburnum, began operations in 1991 and currently has an annual physical capacity of approximately 165,000 tons. The facility operates under a Resource Conservation and Recovery Act (RCRA) permit allowing it to handle waste, primarily lead-bearing material. During 2004, the smelter was permitted for 152,410 tons of furnace production annually; however, the facility can recycle lead metal scrap materials that are not required to go through the furnaces in order to achieve additional metal production.

        A permit to permanently expand the emissions capacity of the recycling operation to allow approximately 175,000 tons of production was received in January 2005. While production capacity constraints will prevent production at the level allowed by the permit, the permit allows the Company's recycling facility to operate at higher levels without requiring annual approvals.

        The Company owns its two primary smelters and its secondary smelter.

        FPI operates in leased facilities located in Casa Grande, Arizona, and Vancouver, Washington. The Company ended production at FPI's Lone Star Lead Construction facility in Houston, Texas in December 2003.

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

Product	Annual Capacity
Copper (short tons)	77,000
Lead (short tons)	137,800
Zinc (short tons)	88,200
Silver (thousands of troy ounces)	39,000
Gold (thousands of troy ounces)	94

        During 2004, La Oroya produced at less than capacity primarily due to environmental limits and insufficient availability of suitable feed materials. See the discussion in "Item 1. Business—Doe Run Peru Operations—Raw Materials." See the discussion of production levels for 2004 in "Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations."

        For 2005, La Oroya expects to cease operations of its three New Jersey zinc roasters, which are costly to operate and environmentally inefficient. The decision should result in a reduction of refined zinc production to 50,000 tons per year, down from the previous capacity of 88,200. The Company believes that this change will reduce sulfuric acid gas and other gas emissions as well as reduce the disposal of liquid effluents.

Mining Operations

        The Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Churcampa Province. Access to the site is by improved unpaved road through rugged terrain. Concentrates produced at the mine are trucked 130 miles over unpaved road to Huancayo and then an additional 70 miles over paved road to the La Oroya smelter. Cobriza's mill has a capacity of 10,000 short tons per day and used approximately half of its capacity as of October 31, 2004.

        Landholdings at Cobriza include approximately 2,700 acres of surface ownership and approximately 112,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed as of October 31, 2004. Doe Run Peru's estimates indicate mineable proven and probable ore reserves of approximately 6.2 million short tons containing approximately 1.28% copper.

Exploration

        The Company continues to explore for additional reserves within the Viburnum Trend, one of the world's most productive lead ore districts, located in southeastern Missouri. Current exploration is focused on surface and underground drilling in and adjacent to the operating mines for the purpose of discovering new ore reserves in the mines as well as discovering additional ore bodies in the general area of the existing mines. Drilling in the Viburnum Trend was successful in 2004 in identifying a new ore body, the RC West Fork ore body, which is scheduled for development in mid-2005 with full production beginning in late 2006. This resource now stands at approximately 2.9 million tons grading 6.65% lead and 0.83% zinc. The RC West Fork ore body remains open both to the north and south and will remain a focus for further drilling planned for 2005.

        The Company holds additional exploration tracts outside the Viburnum Trend in the U.S. In Missouri, 50 miles east of the Viburnum Trend, the Company has conducted pre-development work on a lead-zinc-cobalt deposit.

        Current mine exploration at Doe Run Peru is focused on underground drilling in the Cobriza mine for the purpose of discovering new ore reserves. Regional exploration is ongoing on Doe Run Peru landholdings in the Cobriza region. Geological mapping and surface sampling as well as airborne and ground geophysical methods are being utilized in the search for new ore bodies.

        In South Africa, through a subsidiary, the Company has conducted pre-feasibility work on a zinc and lead deposit approximately 100 miles from Kimberly, in the Northern Cape Province. These properties are currently being held with minimal cost pending further economic evaluation.

Item 3. Legal Proceedings

        In addition to the items discussed below, the Company is involved in various litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. While management does not believe any of these matters will have a material adverse effect on the Company's financial position, litigation is inherently unpredictable, and excessive verdicts do occur. Although management believes valid defenses exist in these matters, Doe Run or any of its subsidiaries could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its financial condition, liquidity and results of operations.

        Doe Run is a defendant in eight lawsuits alleging certain damages from lead emissions stemming from the operations at the Herculaneum smelter. The cases were brought in the Circuit Court of the City of St. Louis: Meyer, et al. v. Fluor Corporation, et al. (formerly known as Mitchell, et al. v. Fluor Corporation, et al.), Doyle, et al. v. Fluor Corporation, et al. and Figge, et al. v. Fluor Corporation et al., all filed July 9, 2001; Gross v. Fluor Corporation et al., filed May 9, 2002; Warden, et al. vs. Fluor Corporation et al., filed September 12, 2002; Cross v. Fluor Corporation et al., filed January 10, 2003; and Johnson, et al. v. Fluor Corporation, et al. and Browning, et al. v. Fluor Corporation, et al., filed September 9, 2003.

        The Doyle, Meyer, and Johnson cases are class action lawsuits. In the Doyle and Johnson cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In the Meyer case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were six years old or younger and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class.

        The Figge, Gross, Warden, Cross and Browning cases are personal injury actions by 24 individuals who allege damages from the effects of lead poisoning they attribute to operations at the smelter and seek punitive damages.

        On April 11, 2002, a report in the media contained allegations by former employees of improper disposal of hazardous materials on the Herculaneum smelter site. The Company did not believe that there had been any violation of law and cooperated with State and federal agencies in their investigations into the allegations, including having provided equipment and an operator to the government to excavate various areas of the Herculaneum smelter site, which excavations failed to turn up any evidence of illegal toxic dumping. The Company was subsequently notified that the investigation was closed and there would be no prosecution in the matter.

        Doe Run is a defendant in five lawsuits alleging certain damages from past mining operations in St. Francois County, Missouri. On July 9, 2001, Dowd, et al. v. Fluor Corporation, et al. was filed in the Circuit Court of the City of St. Louis, Missouri. The case alleges injury to two children living in St. Francois County, Missouri as a result of emissions from tailings, chat piles and other wastes from past mining operations. On December 13, 2001 Doe Run was served regarding Lee Ann Stotler and Keely Stotler v. Fluor Corporation, et al. This case, which was filed in the Circuit Court of the City of St. Louis, Missouri, seeks a class action for property damages in Bonne Terre, caused by tailings and related operations. On December 14, 2001, Doe Run was served regarding Layne Stotler v. Fluor Corporation, et al. This case, which was filed in the Circuit Court of the City of St. Louis, Missouri, seeks a class action for medical monitoring for minors who lived, went to school or went to day care in Bonne Terre or whose mothers lived in Bonne Terre when they were pregnant. The action alleges damages caused by tailings and related operations. On April 29, 2002, Doe Run was served regarding Charles Mullins v. The Doe Run Resources Corporation and Charles Mullins II v. The Doe Run Resources Corporation, filed in the Circuit Court of the City of St. Louis, Missouri, class actions for property damage and medical monitoring, respectively, concerning alleged damages caused by chat, tailings and related operations in six areas in St. Francois County, Missouri.

        Doe Run, with several other defendants, was named in several lawsuits alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. While filed in the summer of 2000, these suits have not been served on Doe Run: Hall v. Lead Industries Association, Inc. et al., Hart v. Lead Industries Association, Inc. et al., Williams v. Lead Industries Association, Inc. et al. and Randell v. Lead Industries Association, Inc. et al. The suits were all filed in the Circuit Court of Baltimore, Maryland and seek damages, including punitive damages.

        On January 26, 2000, City of St. Louis v. Lead Industries Association, Inc. et al was filed in the Circuit Court of the City of St. Louis, Missouri. Doe Run and several other parties were named defendants in the suit for costs allegedly incurred and to be incurred by the plaintiff for the care of lead-poisoned persons, education programs for children injured by exposure to lead and the abatement of lead hazards purportedly created by the defendants in the City of St. Louis. The complaint alleged that the defendants made material misrepresentations and intentional omissions of material facts to the City and/or its residents regarding the nature of lead and lead products, such as paint. The suit also sought punitive damages. The Company filed a motion for summary judgment, but, instead of responding, the plaintiff dismissed the Company from the case without prejudice in 2004.

        Bray, et al. v. BNSF, et al. (filed June 10, 2004), Storie, et al. v. BNSF, et al. (filed June 18, 2004), Barnicle, et al., v. BNSF, et al, (filed July 1, 2004), Abney, et al. v. BNSF, et al (filed July 9,2004), Cooper, et al. v. BNSF (filed July 19, 2004), Blackwell, et al. v. BNSF, et al. (filed July 28, 2004), Gold, et al. v. BNSF, et al. (filed August 13, 2004), Barnes, et al. v. BNSF, et al. (filed August 27, 2004), Bennett, et al. v. BNSF, et al. (filed August 31, 2004), Berendt, et al. v. BNSF, et al. (filed September 1, 2004), Boyer, et al. v. BNSF, et al. (filed September 16, 2004), Bowers, et al. v. BNSF, et al. (filed September 21, 2004), Bellm, et al. v. BNSF, et al. (filed October 8, 2004), Brutcher, et al. v. BNSF, et al. (filed October 15, 2004), Cox, et al. v. BNSF (filed November 1, 2004), Green v. BNSF, et al. (filed November 5, 2004), and Nichols v. BNSF, et al. (filed November 5, 2004) were filed in the Circuit Court of the City of St. Louis, Missouri and listed Doe Run among the defendants. The suits allege that a total of 116 employees or ex-employees of Burlington Northern and Santa Fe Railway Co. (BNSF) were exposed to lead from the hauling of lead concentrates by the railroad. Similar lawsuits were settled in fiscal 2003. Barnicle, et al., v. BNSF, et al, (filed December 21, 2004) was filed in the Court of the City of St. Louis, Missouri and listed Doe Run among the defendants. This case is an action by the spouses of four railway workers related to the exposure to lead from the hauling of lead concentrates by the railroad. Doe Run has reached tentative settlement with all but four of the plaintiffs in these cases.

        B.H., et al. v. Gold Fields Mining Corporation, et al. and R.S., et al. v. Gold Fields Mining Corporation, et al. were filed on July 19, 2004 in the U.S. District Court for the Northern District of Oklahoma and the District Court of Ottawa County, Oklahoma, respectively, against four companies, including Doe Run, alleging personal injury to forty-five and three minors, respectively, resulting from past mining operations in Ottawa County, Oklahoma. The latter case has been removed to the U.S. District Court for the Northern District of Oklahoma.

        Two class action suits, Cole et al. v. Asarco, Inc., et al., (filed May 14, 2003) and Evans et al. v. Asarco Inc. et al. (filed February 9, 2004) were filed in the U.S. District Court for the Northern District of Oklahoma alleging personal injury and property damage in Picher, Oklahoma and Quapaw, Oklahoma respectively. Barr, et al. v. Asarco, Inc., et al., Brewer, et al. v. Asarco, Inc., et al., Crawford, et al. v. Asarco, Inc., et al., Kloer, et al. v. Asarco, Inc., et al. and Rhoten, et al. v. Asarco, Inc., et al. were filed on July 8, 2003 and Hayworth, et al. v. Asarco, Inc., et al., Moss, et al. v. Asarco, Inc., et al., Nowlin, et al. v. Asarco, Inc., et al., Sargent, et al. v. Asarco, Inc., et al. and South, et al. v. Asarco, Inc., et al. were filed July 29, 2003 in the District Court of Ottawa County, Oklahoma and allege personal injury to children living in Picher, Oklahoma. These cases were subsequently removed to the U.S. District Court for the Northern District of Oklahoma. The Barr case was dismissed on June 9, 2004. The Crawford case was dismissed on May 4, 2004. The Hayworth, Kloer and Rhoten cases were dismissed on April 27, 2004. Another class action suit, The Quapaw Tribe of Oklahoma, et al. v. Asarco, Inc. et al., was filed in the U.S. District Court for the Northern District of Oklahoma on December 10, 2003 against seven companies, including Doe Run. This action alleges damage to natural resources and to property of members of the Quapaw Tribe.

        On February 25, 2003, Straussner v. Union Carbide Corporation, et al., was filed in the Circuit Court of Madison County, Illinois against 62 defendants, including Doe Run, alleging that a contractor was injured by exposure to asbestos while working at the defendants' locations, including the St. Joe

Minerals Corporation premises. Doe Run was served on May 13, 2003. The Straussner lawsuit was settled in June 2004. A similar suit, Priesmeyer v. Union Carbide, et al. was filed in the Circuit Court of Madison County, Illinois on May 16, 2002, but Doe Run has not been properly served. Doe Run received notice that another similar suit, Hawrylak v. Allied Glove Corp., et al., (filed May 16, 2003) was filed in the Court of Common Pleas of Lawrence County, Pennsylvania; however, no actual complaint has yet been served. On November 1, 2004, Doe Run was served with Overberg v. Arch City Drywall Supply, et al., a case filed in the Circuit Court of the City of St. Louis against 35 defendants, including Doe Run, alleging that a contractor was injured by exposure to asbestos while working at the defendants' locations, including the St. Joe Minerals Corporation premises. On December 31, 2004, Doe Run was served with Pagano and Roti v. Anheuser-Busch, Inc., et al. (filed December 17, 2004), a case filed with the Circuit Court of Madison County, Illinois against 43 defendants, including Doe Run, by a person who did laundry for insulation workers in her family. The plaintiff alleges that the workers were exposed to asbestos at Doe Run's Herculaneum, Missouri facility.

        On December 26, 2003, Peru's tax authority, SUNAT, notified Doe Run Peru of an income tax assessment for the 1998 tax year. On December 23, 2004, assessments were received for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years' taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount consisting of additional income taxes due, penalties and interest totals approximately $96.5 million. The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $0.8 million.

        Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5.8 million for tax years 1998 through 2004.

        On November 15, 2004, SUNAT notified Doe Run Peru of a Value Added Tax (VAT) assessment for the period from January through July 2004. On December 23, 2004. Doe Run Peru received additional VAT assessments for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru's exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $39.1 million. SUNAT offset the amount assessed for 2004 of $2.3 million against Doe Run Peru's VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $18.0 million in regard to its exports with holding certificates.

        Management of the Company believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required.

        All existing and pending litigation at the time of the acquisition of Doe Run Peru were retained by Centromin, the prior owner of the La Oroya smelter and Cobriza mine. Centromin has also agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions.

        Doe Run Peru is a defendant in 123 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers' insurance. The average claim is $18 thousand. Of seven concluded cases in this category, six were dismissed and one resulted in a payment by Doe Run Peru of $9 thousand.

        Doe Run Peru is also a defendant in 136 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $23 thousand. Of 22 concluded cases in this category, 21 were dismissed and one resulted in a payment by Doe Run Peru of $2 thousand. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 150 workers remaining in the lawsuit total $0.7 million.

        On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5.0 billion. Material liability to Doe Run Peru is believed to be remote because it is the opinion of management and outside counsel for Doe Run Peru that the probability under Peruvian law of this case proceeding to a conclusion at the favor of the plaintiffs is low. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

        Doe Run is a party to a number of orders with various regulatory agencies that require ongoing expenditures for compliance. See "Item 8. Financial Statements and Supplementary Data—Note 19 to the Company's Consolidated Financial Statements" for a discussion of these matters.

        The Company is unable at this time, except as noted, to estimate the expected outcome and the final costs of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against these claims.

        Refer to "Item 8. Financial Statements and Supplementary Data—Notes 13, 19 and 20 to the Company's Consolidated Financial Statements" for further information regarding the aforementioned legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended October 31, 2004.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

        Pursuant to the Restructuring, Doe Run issued Warrants to purchase 644.7813 shares of its common stock, representing approximately 39% of Doe Run's common stock on a fully diluted basis, to holders of the Old Notes who exchanged them for the Notes in the Restructuring. The Warrants expire on October 29, 2012 and are exercisable at any time after November 1, 2008. During the period beginning on October 29, 2005 and ending on October 29, 2012, the Majority Warrantholders will have the right to require Doe Run to repurchase all, but not less than all, of the Warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the Warrants, as determined by a third party appraisal. Doe Run and Renco each have the right to call all, but not less than all, of the Warrants and any outstanding shares issued upon their exercise at any time after the borrowings from a credit facility governing the Term Note are repaid and prior to the expiration of the Warrants, except that, if exercised by Doe Run within 48 months of the Restructuring, the Notes issued in the Restructuring must be redeemed by Doe Run at the applicable redemption prices. The call price will be the greater of $10.0 million or the fair market value of the Warrants at such time, as determined by a third party appraisal.

        On October 29, 2002, Renco purchased 2,000 shares of Series A Redeemable Preferred Stock (Redeemable Preferred Stock) of Doe Run for $20.0 million. The Redeemable Preferred Stock accrues dividends at a rate of 12.5% per annum, which are payable only in kind as long as the Term Note or Warrants are outstanding. The Redeemable Preferred Stock ranks senior to all other classes of capital stock of Doe Run for purposes of liquidation preference and dividends and is redeemable, at the option of Renco, at any time after May 1, 2009. Renco was issued 251 and 282 shares on November 1, 2003 and October 31, 2004, respectively, as payment of the aforementioned dividends. See "Item 8. Financial Statements and Supplementary Data—Note 9 to the Company's Consolidated Financial Statements" for further information regarding the Redeemable Preferred Stock and related dividends.

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

        The Majority Warrantholders may, upon the occurrence of a "major default," as defined in the Investor Rights Agreement (which includes a payment default under the Term Note as described in "Item 8. Financial Statements and Supplementary Data—Note 8 to the Company's Consolidated Financial Statements"), appoint a director (the Special Director) to Doe Run's Board of Directors who would have super-majority voting powers and be able to require Doe Run to undertake certain transactions. Upon such appointment, the Special Director would be entitled to cast a majority of the votes at all meetings of directors, and Doe Run would be required to take any of the following actions if approved by the Special Director: (i) sell all of its capital stock or of any of its subsidiaries, (ii) merge or consolidate itself or any of its subsidiaries with any other entity, and (iii) sell off any or all of its assets or any of its subsidiaries and apply the proceeds of such sale to cure any payment default with respect to the Notes. The Special Director, if appointed to Doe Run's Board of Directors by the Majority Warrantholders, could have a significant impact on the operation of Doe Run's business as well as its strategic direction.

        The indentures governing the Notes and Old Notes and Doe Run's credit facilities restrict its ability to pay dividends on its outstanding capital stock.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following tables set forth historical consolidated financial data of the Company for the five fiscal years ended October 31, 2004, which have been derived from the Company's audited consolidated financial statements. It is important that the selected historical consolidated financial data presented below be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited financial statements and the accompanying notes included elsewhere in this document.

        The cumulative effects of the changes in accounting principles presented below relate to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), in 2003 and to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), in 2001.

	Year Ended October 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Statement of Operations Data:
Net sales	$815,042	$737,482	$663,789	$684,615	$867,298
Cost of sales	723,178	665,279	614,563	643,893	782,781
Depletion, depreciation and amortization	30,520	30,461	30,847	30,407	25,322
Selling, general and administrative expenses	32,142	29,726	28,069	27,974	35,487
Exploration expense	4,337	1,602	1,072	1,078	2,178
Losses from impairment and disposal of long-lived assets	170	996	10,606	1,409	3,591
Unrealized (gain) loss on derivative financial instruments	—	(1,764)	(1,408)	7,220	231

Operating income (loss)	24,695	11,182	(19,960)	(27,366)	17,708
Interest expense	61,595	59,992	55,337	13,270	13,289
Interest income	14,433	14,870	12,276	29	19
Loss on retirement/restructure of long term debt	—	(159)	(7,439)	(550)	—
Other income (expense)	1,105	(680)	(439)	199	(185)

Income (loss) before income tax expense and cumulative change in accounting principle	(21,362)	(34,779)	(70,899)	(40,958)	4,253
Income tax expense (benefit)	1,753	8,226	—	—	(661)

Income (loss) before cumulative change in accounting principle	(23,115)	(43,005)	(70,899)	(40,958)	4,914
Cumulative effect of change in accounting principle net of income tax benefit	—	(3,774)	—	(3,940)	—

Net income (loss)	$(23,115)	$(46,779)	$(70,899)	$(44,898)	$4,914

	As of October 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Balance Sheet Data:
Cash	$8,295	$6,263	$7,018	$19,700	$20,318
Working capital	102,953	33,027	74,449	(20,328)	(22,796)
Property, plant and equipment, net	275,514	264,300	249,667	230,367	229,640
Total assets	664,945	603,115	450,196	429,433	457,419
Total debt (including current portion)	513,510	495,981	402,219	408,696	417,328
Other noncurrent liabilities	54,136	62,569	71,205	71,508	75,765
Redeemable preferred stock	—	—	20,000	22,514	25,329
Shareholder's deficit	(6,914)	(65,801)	(147,171)	(209,066)	(210,736)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of the Company and the notes thereto, and other financial information included herein.

Overview

Metal prices

        Metal prices rose dramatically in 2004. Lead prices increased from a LME settlement monthly average of $532.60 per short ton in October 2003 to $847.40 per short ton in October 2004. The Company benefited from this price increase in both its U.S. operations' lead metal and lead concentrate sales. See further discussion below in "Results of Operations—Impact of Metals Pricing."

        Doe Run Peru's revenues and feed costs increased as a result of the price increases, as did accounts receivable, inventory and accounts payable as of October 31, 2004.

Primary lead operations

        In 2004, Doe Run made a significant change in its primary lead operations in the U.S. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, Doe Run indefinitely suspended operations at its Glover smelter in November 2003 and is selling on the open market any concentrates not required to maintain production at its Herculaneum smelter, where the Company increased production in 2004.

        Doe Run also adjusted its mine production plan in the second quarter to take advantage of higher metal prices, including copper recovery equipment that was installed at its Buick mine/mill to increase copper concentrate production. As a result, copper concentrate production for 2004 increased by 6,700 tons, or 48%, over 2003. The adjusted mine production plan also provided Doe Run with the ability to mine at a lower ore grade than in the prior year in order to optimize Doe Run's ore reserves.

Recycling operation

        Due to a tight market for secondary lead feed, the reduced availability of high lead content feed has changed the mix of feed processed by the recycling facility, which has adversely affected production and costs. In addition, the increased demand for secondary lead feed has resulted in increases in the cost of feed.

        Process modifications have been implemented to increase the desulfurization capability of the battery breaking/desulfurization/crystallization (BDC) plant, which has improved the facility's capability to process the new feed mix. Production levels are expected to improve, resulting in an additional 1,500 tons of lead metal production a month, and the Company believes results of operations should improve in 2005 as a result.

Doe Run Peru

        Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya's PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties.

        On December 29, 2004 the Peruvian Government issued a Supreme Decree No. 046-2004-EM (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies have until

December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

        Doe Run intends to apply for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA.

        The application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru's financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, the Company does not expect to apply for the extension until the end of 2005.

        Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru Revolving Credit Facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended.

        The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plant to be approximately $102.0 million. The Company cannot assure that it will be successful in obtaining the necessary financial security required.

        Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $143.0 million.

        Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

        Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru's ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.

        Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $96.5 million and $39.1 million, respectively. The income tax assessments primarily relate to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years' taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The VAT assessments primarily relate to Doe Run Peru's exports with holding certificates and differences in a tax credit application. See further discussion in "Liquidity and Capital Resources." No amounts have been accrued as liabilities related to these assessments.

Results of Operations

Impact of Metals Pricing

        The Company's results for 2004 reflect significant increases in the market prices of lead, copper, zinc, and silver compared to 2003. The following table sets forth average LME prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Year Ended October 31,
	2004	2003	2002
Average Prices
Lead ($/short ton)	$759.00	$436.20	$416.40
Copper ($/short ton)	2,452.00	1,535.40	1,392.60
Zinc ($/short ton)	921.80	727.00	704.00
Silver ($/troy ounce)	6.34	4.74	4.54

        The average annual LME lead price increased dramatically in 2004 by nearly $323.00 per short ton, or 74%. This increase was a result of several factors, including reduced supply of both lead concentrates and lead metal in the world market and an increase in global lead demand, particularly from China. Previously, the price had declined approximately 38% from 1996 through 2003. These low lead prices from 1996 through mid-2003 resulted in several lead producing mines closing, suspending operations or reducing production, mainly in North America and Australia.

        In the United States and Western Europe, lead demand continues to decline as lead consuming industries move to lower labor cost areas. In the U.S., this movement has been most pronounced in automotive lead-acid batteries. Conversely, U.S. lead consumption in industrial batteries rebounded sharply in 2004 in line with overall economic improvements. The net result has been a significant tightening in lead metal availability.

        Copper prices rebounded strongly in 2004. The copper price increased by nearly $917.00 per short ton, or 60% from 2003 to 2004. Again, Chinese demand was the main influence. The high copper prices have resulted in several producers announcing the re-opening of closed mines or increasing copper production of existing mines. Several commodity-forecasting services are predicting a surplus of copper concentrates in 2005, ultimately resulting in the copper market moving into balance by mid-2005.

        Zinc prices have also recovered from the lows set in 2002. Fundamentals for zinc improved as zinc metal consumption exceeded zinc production in 2004. Zinc prices, like lead and copper, also benefited from a weak U.S. dollar.

        Changes in the market prices for metals expose the Company to variability in its cash receipts. The Company employs a commodity price risk management strategy using forward sales commitments, futures and commodity put and call option contracts. The purpose of the Company's price risk management program is to limit the Company's risk to acceptable levels, while enhancing revenue through the receipt of option premiums. See the discussion in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

        As with lead prices mentioned above, low zinc and copper prices in the preceding five years have induced mine closures and cutbacks and slowed development of new copper, zinc and lead projects. In addition, new smelting capacity has come on stream in China and India, increasing demand for concentrates. As a result, supplies of lead and zinc concentrates have been very tight. Copper concentrates, however, are no longer in tight supply due to the re-opening of closed mines and increased copper production of existing mines. Smelters competing for concentrates in the tight lead and zinc market have driven treatment charges and penalties down significantly, and this decline has negatively impacted profitability of Doe Run Peru's La Oroya smelter.

Production

        The following table sets forth the Company's production statistics for the periods indicated:

	Year Ended October 31,
	2004	2003	2002
U.S. Operations
Lead metal—primary (short tons)	171,664	281,531	288,642
Lead metal—secondary (short tons)	133,986	149,616	152,888
Lead concentrates (metal content, short tons)	274,950	295,581	306,208
Ore grade (lead)	5.73%	6.53%	6.23%
Peruvian Operations
Refined copper (short tons)	63,518	68,958	71,197
Refined lead (short tons)	130,959	122,946	132,925
Refined zinc (short tons)	75,163	80,679	85,093
Refined silver (thousands of troy ounces)	35,804	35,305	34,291
Refined gold (thousands of troy ounces)	66	82	94
Copper concentrates (metal content, short tons)	16,683	17,944	17,306
Ore grade (copper content)	1.10%	1.10%	1.02%

        In response to strengthening lead metal market conditions at the beginning of 2004, the Company made a number of changes in its U.S. primary lead division during the year. The Viburnum-29 and Viburnum-35 mines were taken off care and maintenance and placed back in production, and the Company mined at a lower lead grade of ore in the last three quarters of 2004 in an effort to optimize the earnings on the mineral resources in the Company's mines. Lead grade of ore processed was lowered from a planned 6.25% to 5.73%, and the volume of ore processed was increased by 160,000 tons, or 3%. Several significant ground falls were experienced while extracting pillars from the Buick mine in 2004 that resulted in the lower lead grade which caused the lead metal contained in concentrates to be lower in 2004 than in 2003. Technical changes were made to the pillar recovery process that allowed the Buick mine to improve its production performance in the last month of 2004.

        The Company also installed a copper pre-float circuit at its Buick mill in the first half of 2004 that enabled it to process more high grade copper ores from the Viburnum-29 and Viburnum-35 mines and improve copper recoveries from the Buick mill. Major infrastructure improvement projects were implemented during the year at the Buick and Sweetwater mills in an effort to improve mineral recovery and equipment availability. These improvements are expected to enable the Company to increase the throughput of total ore processed in 2005 and to improve the reliability of the mining operations' assets. Manpower at the U.S. primary lead division mining operations was increased by 16% throughout the year to process the higher ore volume in 2004 and to prepare for a planned ore production increase at a lower grade in 2005.

        As a result of the startup costs for Viburnum-29 and Viburnum-35 mines, operating costs related to the addition of the copper pre-float circuit, lower ore grade, infrastructure improvement costs, lower concentrate production and inflationary cost increases for many consumables, unit production costs in 2004 were approximately 30% higher than in 2003. These costs were partially offset due to the U.S. government granting Doe Run a lower royalty rate retroactively for 2002 and 2003. This benefit was applied towards the operating costs for 2004 and represented a $3.3 million reduction in costs.

        In 2004, the primary smelter operations' lead metal production was 39% lower than in 2003 due to the indefinite suspension of operations at the Glover smelter. As a result, the Glover smelter produced approximately 7,000 tons in 2004 versus 135,000 in 2003. Production at the Herculaneum smelter was approximately 165,000 tons for 2004. This was an increase of about 12% over the same period in 2003. Despite the increase in production over the prior year, increased maintenance expenditures and higher raw material and alloy additive costs resulted in unit production costs in 2004 being approximately 18% higher than in the prior year.

        The Company's recycling operation produced about 134,000 tons of finished lead products in 2004, or approximately 10% less than in 2003. The production shortfall was the result of reduced availability of high lead content feed which changed the mix of feed processed by the recycling facility, and adversely affected production and costs. The recycling operation was able to partially offset this loss of plant scrap feed by increasing the amount of battery scrap it processed. This processing increase was made possible by the increased desulfurization capacity that was added to the facility during 2003 and 2004. Consecutive monthly records were set in September and October of 2004 for batteries processed and reverb furnace lead produced as a result of the improvements. Unit production costs in 2004 were about 18% higher than in 2003, primarily as a result of the lower production, increased maintenance costs and higher alloy additive costs. In 2004, the cost of feed materials was 62% higher than in 2003, primarily due to the shortage in supply of certain feed materials and current market conditions.

        A permit to permanently expand the emissions capacity of the recycling operation to allow approximately 175,000 tons of production was received in January 2005. While production capacity constraints will prevent production at the level allowed by the permit, the permit allows the Company's recycling facility to operate at higher levels without requiring annual approvals.

        Doe Run Peru's La Oroya smelter copper production was affected by frequent stoppages to reduce gaseous emissions and to perform maintenance on the reverberatory furnace, resulting in a decrease in copper production of 8% in 2004 as compared to 2003. Temperature inversions experienced at La Oroya can trap gases in the mountain peaks surrounding the plant. In order to reduce the level of gases, management may cease operations of the reverberatory furnace. The temperature inversions also caused increased maintenance to replace the bricks in the furnace, since repeated heating and cooling shorten the life of the bricks. Receipts of lead concentrates improved in 2004, resulting in a 7% increase in lead production in 2004 compared to 2003. Feed costs increased substantially as a result of the increase in metal prices. The lack of availability of ocean vessels for shipment of Doe Run Peru's products is also expected to remain an issue for the next several months.

        Ore production at Doe Run Peru's Cobriza mine in 2004 was approximately 7% lower than 2003, caused by ground stability and equipment availability issues. Management is implementing corrective actions to address the ground stability issues based on studies by the Company's technical services personnel and outside consultants. Cobriza is in the process of obtaining new equipment, which management believes should improve production volume.

        The aging of the Company's assets has resulted in increased maintenance costs to keep them in condition to operate at current levels. All operations have seen an increase in maintenance costs over comparable periods in prior years.

        Results of operations for the years ended October 31, 2004, 2003, and 2002 include the results of the Company's U.S. operations and Doe Run Peru. In order to provide a more meaningful analysis, the results of operations attributable to Doe Run Peru will be noted and discussed separately under "Results of Doe Run Peru."

  Fiscal 2004 Compared to Fiscal 2003

        Gross margin on sales (net sales less cost of sales) increased from $40.7 million in 2003 to $84.5 million in 2004. Gross margin on sales for the Company's U.S. operations increased from $26.2 million in 2003 to $49.1 million in 2004. A 35% increase in the U.S. operation's realized prices for lead metal, fueled by higher LME prices, contributed an additional $61.4 million to Doe Run's U.S. operations' gross margin on sales in 2004 compared to prior year. The increase in the lead metal net realized price in 2004 was less than the increase in the average LME settlement price, due to the effects of the Company's risk management strategy, which reduced the Company's exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices in 2004 fueled an increase in the net realized price for copper and zinc concentrate sales, which contributed an additional $9.1 million to gross margin compared to 2003. The sale of lead concentrates contributed an additional $9.4 million to margins in 2004 over 2003. These increases were offset by higher costs per unit of metal produced at the U.S. operations driven by the increases in repairs and maintenance costs, payroll and benefit costs, higher feed and raw material costs and the effects of the change in feed mix on the production at the recycling operation.

        Selling, general and administrative costs increased $7.5 million in 2004 compared to 2003, $1.5 million of which relates to Doe Run Peru. The remaining increase was due primarily to insurance refunds received in 2003 applicable to legal fees incurred in a previous fiscal year and credited to selling, general and administrative costs, and to increased salaries and employee benefit costs and insurance expense.

        Losses from impairment and disposal of long-lived assets relate primarily to recognition of impairment losses for the value of houses purchased in Herculaneum relating to properties purchased under a residential property purchase plan in the town of Herculaneum.

        As of December 31, 2004, a total of 147 homeowners had requested offers, and 111 of 138 delivered offers had been accepted. As of December 31, 2004, the Company had spent approximately $7.9 million under the residential property purchase plan, with another $0.7 million in accepted offers awaiting a closing date and $2.2 million in outstanding offers. Management cannot estimate how many of the remaining homeowners will accept offers.

        Unrealized losses on derivative financial instruments are related to the change in fair market value of derivative financial instruments that were a part of Doe Run's risk management strategy. The decrease in unrealized losses in 2004 compared to 2003 is the result of the substantial increase in the LME price at the end of 2003, which caused large unrealized losses to be recognized in the fourth quarter of 2003. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."

        Income tax expense (benefit) in 2004 reflects a reversal of a U.S. federal income tax liability and a change in tax law in Peru. In 2004, the Company reversed a U.S. federal income tax liability related to years that are closed to audit of $2.8 million. Offsetting this reversal were taxes of $2.2 million paid in the third quarter of 2004 pursuant to a law passed in Peru in December 2003, under which certain technical services that Doe Run provided under an agreement with Doe Run Peru are taxed at 30%.

        Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. As a result of the Company's tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement. See "Item 13. Certain Relationships and Related Transactions" for more information.

        Cumulative effect of change in accounting principle resulted in a charge of $3.9 million in the first quarter of 2003, which relates to the adoption of Statement No. 143.

  Fiscal 2003 Compared to Fiscal 2002

        Gross margin on sales (net sales less cost of sales) decreased from $49.2 million in 2002 to $40.7 million in 2003. Gross margin on sales for the Company's U.S. operations increased from $18.4 million in 2002 to $26.2 million in 2003. Net sales increased in 2003 from 2002, primarily due to the results of Doe Run Peru. U.S. net sales increased slightly in 2003 compared to 2002, primarily due to higher realized prices for lead metal and copper, zinc and lead concentrates, and partially offset by lower volume of lead metal, due to the soft domestic market and the reduction of production. The LME average lead price increased during 2003, with the majority of this increase occurring in the fourth quarter. However, the increase in cost of sales more than offset the increase in sales. The consolidated increase in cost of sales was driven by Doe Run Peru as discussed below. U.S. cost of sales in 2003 was slightly less than 2002, primarily due to lower lead metal and zinc concentrate sales volumes along with operating cost reductions at the primary lead operations, driven by lower headcount and reduced overtime, and partially offset by higher energy costs. More efficient production due to higher ore grades also contributed to the lower costs.

        Selling, general and administrative costs decreased $0.1 million from 2002 primarily from the results of U.S. operations, which were largely due to an increase of $1.3 million in insurance reimbursements in 2003 for legal fees incurred in prior years offset by an increase in Doe Run Peru's costs.

        Losses from impairment and disposal of long-lived assets decreased primarily at Doe Run Peru as discussed below. In 2003, the U.S. operations wrote down the value of properties purchased in Herculaneum, near the Company's primary smelter. The loss in 2002 related to the write-down of Herculaneum properties in addition to the permanent cessation of operation of a blast furnace at the Herculaneum smelter that was dismantled in 2003.

        Unrealized (gains) losses on derivatives relates to the change in fair market value of derivative financial instruments pursuant to Statement No. 133. In 2003 the Company experienced an unrealized loss, compared to an unrealized gain in 2002. In the U.S., the loss was primarily the result of the substantial increase in the LME price at the end of 2003. These unrealized losses required the payment of margin to brokers.

        Interest expense decreased $42.1 million in 2003 compared to 2002 primarily as a result of the Restructuring and the related accounting for the transaction and the repayment of Doe Run Peru's note payable to a foreign bank discussed in Interest income below.

        Interest income decreased $12.2 million in 2003 versus 2002 due primarily to the loss of the U.S. operation's interest income on the $125 million that it had on deposit with a foreign bank (the Special Term Deposit) used to collateralize Doe Run Peru's note payable to a foreign bank. On September 12, 2002, The Special Term Deposit was tendered to repay the note.

        Loss on retirement/restructure of long-term debt represents costs related to the issuance of the Notes and the Term Note in accordance with Statement No. 15.

        Income tax expense reflects the provision for the Company's Peruvian subsidiaries. Renco elected for the Company to be treated as a QSSS for federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. As a result of the Company's tax status in the U.S., the Company is generally not subject to U.S. federal and most state income taxes.

        Cumulative effect of change in accounting principle relates to the adoption of Statement No. 143.

Results of Doe Run Peru

  Fiscal 2004 Compared to Fiscal 2003

        Gross margin on sales (net sales less cost of sales) for Doe Run Peru increased from $14.5 million in 2003 to $35.4 million in 2004. The increase in metal prices also benefited Doe Run Peru, contributing to price related increases of $32.2 million to gross margin in 2004. Conversion costs increased slightly due to increases in maintenance, fuel and coke costs. Maintenance expense increased as Doe Run Peru completed maintenance programs originally scheduled for 2003 in 2004. These increases were partially offset by lower labor costs as the benefits of a 2003 reduction in labor were realized in 2004.

        Selling, general and administrative costs for Doe Run Peru increased by $1.5 million in 2004 compared to the prior year. The difference is due primarily to increases in contributions to community and regional activities, compensation costs and professional fees, partially offset by a decrease in insurance expense.

        Other, net for Doe Run Peru decreased in 2004 compared to 2003, primarily due to exchange losses on transactions denominated in Peruvian nuevos soles as a result of the effect of an increase in the value of nuevos soles against the U.S. dollar.

        Income tax expense for Doe Run Peru was $0 in 2004 and 2003, reflecting tax losses and management's belief that sufficient uncertainty exists regarding the realization of certain deferred tax assets, which requires that a valuation allowance be established.

  Fiscal 2003 compared to Fiscal 2002

        Gross margin on sales (net sales less cost of sales) for Doe Run Peru decreased from $30.8 million in 2002 to $14.5 million in 2003. Net sales for 2003 increased compared to 2002 primarily due to higher realized prices for all major metals and an increase in sales volume for silver, partially offset by a decrease in sales volume for copper, lead, zinc and gold. Compared to 2002, the increases in LME prices contributed $26.2 million to the net sales increase. Higher sales volumes for silver, reflecting higher production levels, and an increase in byproduct sales also contributed to the increased sales in 2003. These increases were partially offset by lower sales volume for all major metals, except silver, resulting from the reduced feed available at La Oroya. However, the increase in cost of sales more than offset the increase in sales. Cost of sales increased for 2003 from 2002 due primarily to higher feed cost and the higher unit conversion costs at La Oroya, which were partially offset by improved unit production cost at Cobriza and reduced production volume. Feed costs were higher due to the increases in market prices for copper, zinc, silver and gold and to significantly lower treatment charges for concentrates purchased. Lead, zinc and copper concentrate treatment charges declined 14%, 13% and 17%, respectively, in 2003, due to the very tight supply situation in the world market and the resultant competition for concentrates by smelters.

        Losses from impairment and disposal of long-lived assets for Doe Run Peru decreased from $8.0 million in 2002 to $0.1 million in 2003. The loss recorded in 2002 related to the write off of the backfill plant at the Cobriza mining operation, which was determined to be uneconomical to complete and operate.

        Interest expense for Doe Run Peru decreased from $14.8 million in 2002 to $2.6 million in 2003 due primarily to the reduction of Doe Run Peru's long-term debt resulting from Doe Run's Special Term Deposit being tendered to repay the Note.

        Other, net for Doe Run Peru decreased in 2003, primarily due to exchange losses on transactions denominated in Peruvian nuevos soles as a result of the effect of an increase in the value of nuevos soles against the U.S. dollar.

        Income tax expense for Doe Run Peru was $0 in 2003 and 2002 reflecting management's belief that sufficient uncertainty exists regarding the realization of certain deferred tax assets, which requires that a valuation allowance be established.

Liquidity and Capital Resources

        The Company is highly leveraged and has significant commitments for environmental matters and PAMA expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. See "Contractual Obligations" for a summary of these and other contractual obligations. These factors also increase the Company's vulnerability to general adverse conditions, limit the Company's flexibility in planning for or reacting to changes in its business and industry, and limit the Company's ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to the lawsuits and tax assessments in Peru, as discussed in "Item 3. Legal Proceedings", would have a further adverse effect on the Company's ability to meet its obligations when due. These factors are discussed in more detail below.

        The Company's primary available sources of liquidity are cash provided by operating activities and its two revolving credit facilities. The Doe Run Revolving Credit Facility allows Doe Run and certain U.S. subsidiaries to borrow up to $75.0 million and expires October 29, 2005. The availability of loans under the Doe Run Revolving Credit Facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. All cash received by Doe Run's domestic operations is transferred by wire daily to the financial institutions to pay down the outstanding loan balance, if any. The Doe Run Peru Revolving Credit Facility expires September 23, 2005 and provides Doe Run Peru with working capital loans up to $40.0 million, with a limit on letters of credit of $5.0 million, but the total commitments may not exceed the maximum line of $40.0 million.

        Net unused availability at October 31, 2004 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility was approximately $22.5 million and $30 thousand, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $13.4 million and $6.9 million, respectively, at October 31, 2004. Net unused availability at October 31, 2003 was approximately $14.4 million and $3.8 million under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and cash balances at Doe Run and Doe Run Peru were $2.9 million and $16.8 million, respectively, at October 31, 2003. Availability improved under the Doe Run Revolving Credit Facility over the last year as a result of the higher metals prices and improved financial performance. In Peru, higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.

        The Company's auditors issued unqualified opinions on the 2004 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements, and significant capital requirements under environmental commitments. The Company's auditors issued unqualified opinions on the 2003 audited financial statements of the Company and of Doe Run Peru that expressed doubt about the Company's and Doe Run Peru's ability to continue as going concerns due to, among other things, liquidity concerns, defaults under loan agreements, uncertainties related to environmental and litigation matters, as well as recurring losses.

        The Company has substantial debt service requirements in the future, as shown in "Contractual Obligations," including the maturities in 2005 of $15.5 million for the Term Note and $7.5 million for the Old Notes. The Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility expire in the fourth quarter of 2005, and will require renegotiation to extend their term. Furthermore, a renegotiated Doe Run Peru credit facility will need to comply with the cash assignment requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended, as discussed in the "Overview." There can be no assurance that the Company will be successful in renewing the agreements, or if it is successful, that the renewal would be at terms favorable to the Company. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended. The Term Note also requires prepayments based on an annual cash flow measurement after the annual financial statements are provided to the lender. Based on the results of the cash flow measurement for the year ended October 31, 2004, a prepayment of approximately $11,000 would be required in the second quarter of 2005. On February 25, 2005, Renco waived the Company's requirement to make the payment, which will take effect once the defaults with respect to the delivery of audited financial statements and other reporting requirements noted below are cured.

        Pursuant to the Restructuring, debt holders exchanged Old Notes with an aggregate principal amount of $294.8 million, or 97% of the $305.0 million of Old Notes outstanding, plus unpaid accrued interest of $37.5 million, for the Notes with a principal amount of $175.8 million, and the Warrants described in "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities." In addition to the reduction of principal, the Notes improved the Company's liquidity by extending the maturity date to November 1, 2008, and provided that a portion of interest may be paid in kind with the issuance of additional notes whereby, through October 15, 2005, interest may be paid, at the option of Doe Run, at an annual rate of either 3% in cash and 11.5% paid in kind or 8.5% paid in cash. After October 15, 2005, interest will accrue at the rate of 11.75% per annum and will be payable in cash. The Notes are recorded in accordance with Statement No. 15. See the discussion in Significant Accounting Policies and Estimates for a description of Statement No. 15. The effect of this accounting is that Doe Run will recognize substantially less interest expense related to the Notes during their term than is reflected in the stated rate of interest, because the majority of the interest payments are reflected in the carrying amount of the Notes.

        The Company's balance sheet reflected $417.3 million and $408.7 million of total debt on a consolidated basis as of October 31, 2004 and 2003, respectively. The face amount of indebtedness outstanding at October 31, 2004 was $313.2 million, an increase of $33.7 million from the balance at October 31, 2003 of $279.5 million. The increase in debt is primarily a result of the issuance of additional notes totaling $23.2 million as payment in kind of interest on the Notes and an increase in the Doe Run Revolving Credit Facility due to an increase of cash in Doe Run's lockbox that had not yet been swept to pay down the loan account.

        The Company was in compliance with its covenants under its various agreements as of October 31, 2004, with the exception of the delivery of audited financials and other reporting requirements for the year ended October 31, 2004 by January 29, 2005 under the Doe Run Revolving Credit Facility and the Term Note.

        During the period beginning on October 29, 2005 and ending on October 29, 2012, the Majority Warrantholders will have the right to require Doe Run to repurchase all, but not less than all, of the Warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the Warrants, as determined by a third party appraisal. Management engaged a nationally recognized valuation firm to calculate the fair value of the Warrants. Management's estimate of the fair value of the Warrants based on the valuation is approximately $0.6 million at October 31, 2004.

        The Doe Run Revolving Credit Facility, the Doe Run Peru Revolving Credit Facility, the Term Note and the indenture governing the Notes contain numerous covenants and restrictions. They include certain requirements with respect to net worth, working capital, EBITDA and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings. The Doe Run Peru Revolving Credit Facility also contains covenants that restrict Doe Run Peru's ability to make distributions to Doe Run in excess of a $4.0 million management fee.

        The Company is a party to lawsuits arising from operations at various facilities as discussed in "Item 3. Legal Matters."

        The Company's commitments under agreements with regulatory agencies for environmental activities are significant. The Company's recorded liability for environmental matters and asset retirement obligations was $35.0 million at October 31, 2004, which does not include capital expenditures related to Doe Run Peru's PAMAs. Spending estimates may change based on the activities required, which could have a significant adverse impact on the Company's liquidity.

        Doe Run Peru's existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121.2 million Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 and could be subject to penalties. Doe Run Peru will submit an application for extension discussed in the "Overview—Doe Run Peru" to modify the requirements of the existing PAMA and extend the term of the PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $143.0 million. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter. See the discussion of PAMA requirements and compliance in "Item 1. Business—Doe Run Peru Operations—Environmental Matters." A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility. A default under the Doe Run Peru Revolving Credit Facility would result in a default under the Doe Run Revolving Credit Facility.

        Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $96.5 million and $39.1 million, respectively. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $0.8 million and $18.0 million for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5.8 million for tax years 1998 through 2004.

        Management of the Company believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required, which would have a significant adverse effect on liquidity.

        Effective July 1, 2004, Doe Run and Doe Run Peru cancelled a sales agency agreement under which Doe Run acted as a sales agent on behalf of Doe Run Peru. Under the cancellation, the balance owed to Doe Run of $22.6 million will be paid in $1.0 million quarterly installments or as otherwise agreed by the parties.

        Management believes that the price improvements and other revenue enhancements, and the issuance of the Supreme Decree allowing an application to extend La Oroya's PAMA requirement for the construction of the sulfuric acid plant will enable the Company to continue as a going concern. The Company's ability to meet obligations after 2005 could be affected by the factors discussed in "Item 1. Business—Risk Factors" or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

        During 2004, net cash provided by operating activities was $21.6 million. Cash used by investing activities was $29.7 million, primarily for capital expenditures. Cash provided by financing activities was $8.8 million in 2004, which reflects proceeds from the revolving loan less payments on long-term debt.

The Company made all scheduled principal and interest payments on its long-term debt balances in 2004. Increases in accounts receivable, inventories and prepaids and other current assets were almost entirely offset by increases in current maturities of long-term debt and accounts payable.

        The Company had capital expenditures of $29.8 million in 2004 and has projected capital expenditures of approximately $58.8 million for 2005, including spending on Doe Run Peru's PAMA projects. In the U.S., the Company had capital expenditures of $10.7 million in 2004 and has projected total capital expenditures of approximately $21.7 million for 2005, primarily to fund expansion, to support ongoing operations and for operational and environmental improvements, including expenditures required pursuant to a settlement agreement with the State of Missouri that established a residential property purchase plan in Herculaneum. See "Item 8. Financial Statements and Supplementary Data—Note 19 to the Company's Consolidated Financial Statements." The Company was also able to replace during 2004 several pieces of older mining equipment, which had become expensive to repair and maintain, with new or newer pieces of equipment. In addition to these capital investments, the Company's U.S. operations expended approximately $66.5 million, $51.3 million and $52.0 million on repairs and maintenance for 2004, 2003 and 2002, respectively. Doe Run Peru had capital expenditures of $19.1 million in 2004 and has projected capital expenditures of approximately $37.1 million for 2005, primarily for PAMA projects and to support ongoing operations. Doe Run Peru expended approximately $19.6 million, $16.8 million and $16.7 million on repairs and maintenance for 2004, 2003 and 2002, respectively. As a result of these expenditures, the Company believes that it operates and will continue to maintain modern and efficient facilities.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company is involved in certain off-balance sheet arrangements. These include letters of credit, surety bonds and joint and several liability with all other members of a controlled group under ERISA for obligations of other members of the controlled group. Liabilities related to these arrangements are not reflected in the Company's consolidated balance sheets. The Company does not expect any material adverse effect on the results of operations, financial condition and liquidity to result from these off-balance sheet arrangements. See "Item 1. Business—Risk Factors—Risks Relating to Control by Renco—Certain Pension Controlled Group Liabilities" for more information on the pension controlled group liabilities.

Contractual Obligations

        The following table summarizes the Company's contractual obligations at October 31, 2004 (in millions):

		Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years		3 - 5 Years		After 5 Years
Long-term debt(a)	$313.2	$94.2	$—		$219.0		$—
Redeemable Preferred Stock(b)	25.3	—	—		25.3		—
Operating leases	23.4	5.9	7.6		2.7		7.2
Purchase obligations(c)	711.0	402.5	295.7		12.8		—
Royalty obligations(d)	1.7	0.2	0.4		0.4		0.7
Pension funding obligations	9.0	9.0	(e	)	(e	)	(e	)

Total	$1,083.6	$511.8	$303.7		$260.2		$7.9

  (a)
  The obligations relating to long-term debt reflect the commitments as of October 31, 2004 for principal payments. The amounts recorded as long-term debt in the Company's financial statements in Item 8 reflect long-term debt as accounted for under Statement No. 15. See

    "Item 8. Financial Statements and Supplementary Data—Note 8 to the Company's Consolidated Financial Statements" for more information.

  (b)
  The Redeemable Preferred Stock is redeemable after May 1, 2009.

  (c)
  Purchase obligations include Doe Run Peru's commitments to purchase 235,901, 175,052 and 68,961 short tons of copper concentrates, 218,964, 102,458 and 61,178 short tons of lead concentrates and 59,291, 11,574 and 0 short tons of zinc concentrates in 2005, 2006 and 2007, respectively. Purchase prices are generally based on the average quoted exchange prices for the month of delivery, less deductions for treatment and refining charges and impurity penalties. The estimated cost of these obligations was based on the following metal prices: $2,400/ton for copper, $750/ton for lead, $920/ton for zinc, $7.20/ounce for silver and $425.00/ounce for gold.

  (d)
  Royalty obligations represent royalty commitments calculated through the next renewal date. As discussed in "Item 2. Properties—U.S. Operations—Mining Operations," government leases are for a period of either 10 or 20 years and are renewable at Doe Run's option, if no default exists under the agreement, subject to negotiation of specific terms of the lease, including royalty rates.

  (e)
  The Company's projected benefit obligation in excess of plan assets was $46.4 million as of October 31, 2004. The Company's defined benefit plan is funded to comply with the minimum funding requirements under ERISA. The minimum contribution requirements will differ from year to year based on actual market returns, changes in assumptions, changes in plan demographics and any significant updates to government regulations. In order to maintain minimum funding levels for the pension plan, the Company expects to fund approximately $9.0 million in 2005. Subsequent payments will be dependent upon the factors discussed above.

        For a discussion of environmental and reclamation obligations, see "Item 8. Financial Statements and Supplementary Data—Note 19 to the Company's Consolidated Financial Statements." The Company's recorded liability for environmental matters and asset retirement obligations (AROs) was $35.0 million at October 31, 2004. Timing of the related spending is dependent upon a number of factors, including the required completion date of reclamation work under agreements with regulatory agencies and the date of facility closures. Therefore, these obligations are not included in the table. The table also does not include costs related to Doe Run Peru's PAMA, as Doe Run Peru expects to submit an application for extension of its PAMA (see the discussion in "Overview" and "Liquidity and Capital Resources").

Significant Accounting Policies and Estimates

        The consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Significant accounting policies and estimates that most impact the consolidated financial statements are those related to revenue recognition, mineral interests, impairment of long-lived assets, estimated liabilities for environmental and legal claims, income taxes, pension benefits and derivative instruments.

        Sales are recorded as products are delivered to customers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at time of delivery. Revenues are adjusted between month of delivery and month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices pursuant to applicable customer agreements.

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

        Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

        The Restructuring was accounted for in accordance with Statement No. 15. Under Statement No. 15, a debtor may not change the carrying amount of the payable at the time of restructuring unless the total future cash payments, including interest, specified by the new terms are less than the carrying amount of the payable at the time of restructuring. Under the terms of the 11.75% Notes, total expected payments, including all amounts contingently payable, will be greater than the carrying amount of the Old Notes exchanged. In accordance with Statement No. 15 the 11.75% Notes are recorded on the balance sheet at a carrying amount equal to the carrying amount of the notes exchanged, including unpaid accrued interest, reduced by deferred issue costs related to the Old Notes exchanged and the fair value of the warrants issued.

        The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, the Company's experience in remediation, the Company's status as a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of costs from other parties are recorded as assets when their receipt is deemed probable, as is consistent with the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. However, there can be no assurance established liabilities will be sufficient to cover the costs of the actual commitments or that in the future new commitments will not arise that could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. See "Item 8. Financial Statements and Supplementary Data—Notes 19 and 20 to the Company's Consolidated Financial Statements" for a more detailed discussion of environmental and litigation matters.

        As of November 1, 2002, the Company adopted Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. Prior to the adoption of Statement No. 143 the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. Statement No. 143 requires that the fair value of a liability for an ARO be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. These liabilities will be increased to full value over time through charges of accretion to operating expense. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows shall be recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The cumulative effect related to the adoption of Statement No. 143 for the year ended October 31, 2003 was a loss of $3.9 million, a net decrease to plant, property and equipment of $2.1 million and an increase of $1.9 million to the liability for asset retirement obligations.

        Renco has elected for the Company to be treated as a QSSS for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

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

Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4," which requires that amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29," which amends

Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

        In the normal course of its business, the Company has used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage its exposure to fluctuations in the prices of lead, copper, zinc, silver and gold. Contract positions are designed to ensure that the Company will receive a defined minimum price for certain quantities of its production. None of the aforementioned activities have been entered into for speculative purposes. See "Item 8. Financial Statements and Supplementary Data—Note 18 to the Company's Consolidated Financial Statements" for a more detailed discussion of the Company's use of hedging and derivative financial instruments. A 10% increase in metal prices would result in additional losses of approximately $0.8 million to the Company related to open contracts at October 31, 2004, which would be offset by higher prices on the Company's sales of physical metal.

Interest Rate Risk

        The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. A material increase in interest rates could adversely affect the Company's business, financial condition and results of operations. A 1% increase in the interest rate under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.7 million, based on the loan balances outstanding as of October 31, 2004.

Foreign Currency Risk

        Doe Run Peru's sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles. While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse affect on the Company's business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

        Financial statements and supplementary data follow immediately and are listed in Item 15 of Part IV of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Doe Run Resources Corporation
St. Louis, Missouri

        We have audited the accompanying consolidated balance sheet of The Doe Run Resources Corporation and subsidiaries as of October 31, 2004 and the related consolidated statements of operations, comprehensive losses and shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net capital deficiency, substantial debt service requirements, and has significant capital requirements under environmental commitments that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      Crowe Chizek and Company LLC

Oak Brook, Illinois

January 6, 2005, except for
    Note 20 as to which the date
    is January 19, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
The Doe Run Resources Corporation:

        We have audited the accompanying consolidated balance sheet of The Doe Run Resources Corporation and subsidiaries (the Company) as of October 31, 2003, and the related consolidated statements of operations, comprehensive income (losses) and shareholder's equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2003 in conformity with U.S. generally accepted accounting principles.

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

        As discussed in Notes 1 and 19 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of November 1, 2002.

KPMG LLP

February 2, 2004

THE DOE RUN RESOURCES CORPORATION
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	October 31, 2004	October 31, 2003
ASSETS
Current assets:
Cash	$20,318	$19,700
Trade accounts receivable, net of allowance for doubtful accounts	64,219	56,659
Inventories	103,309	95,680
Prepaid expenses and other current assets	35,858	21,531

Total current assets	223,704	193,570
Property, plant and equipment, net	229,640	230,367
Other noncurrent assets, net	4,075	5,496

Total assets	$457,419	$429,433

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$96,767	$78,117
Accounts payable	65,855	51,298
Accrued liabilities	83,878	84,483

Total current liabilities	246,500	213,898
Long-term debt, less current maturities	320,561	330,579
Other noncurrent liabilities	75,765	71,508

Total liabilities	642,826	615,985
Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,533 and 2,000 shares issued and outstanding at October 31, 2004 and October 31, 2003, respectively; liquidation and redemption value	25,329	22,514
Shareholder's deficit:
Common stock, $.10 par value per share, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	—	2,724
Accumulated deficit	(168,700)	(173,523)
Accumulated other comprehensive losses	(42,036)	(38,267)

Total shareholder's deficit	(210,736)	(209,066)

Total liabilities and shareholder's deficit	$457,419	$429,433

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended October 31,
	2004	2003	2002
Net sales	$867,298	$684,615	$663,789
Costs and expenses:
Cost of sales	782,781	643,893	614,563
Depreciation, depletion and amortization	25,322	30,407	30,847
Selling, general and administrative	35,487	27,974	28,069
Exploration	2,178	1,078	1,072
Losses from impairment and disposal of long-lived assets	3,591	1,409	10,606
Unrealized (gain) loss on derivative financial instruments	231	7,220	(1,408)

Total costs and expenses	849,590	711,981	683,749

Income (loss) from operations	17,708	(27,366)	(19,960)
Other income (expense):
Interest expense	(13,289)	(13,270)	(55,337)
Interest income	19	29	12,276
Loss on retirement/restructure of long-term debt	—	(550)	(7,439)
Other, net	(185)	199	(439)

	(13,455)	(13,592)	(50,939)

Income (loss) before income tax benefit and cumulative effect of change in accounting principle	4,253	(40,958)	(70,899)
Income tax benefit	(661)	—	—

Income (loss) before cumulative effect of change in accounting principle	4,914	(40,958)	(70,899)
Cumulative effect of change in accounting principle, net of income tax benefit	—	(3,940)	—

Net income (loss)	$4,914	$(44,898)	$(70,899)
Preferred stock dividends	(2,815)	(2,514)	—

Net income (loss) allocable to common shares	$2,099	$(47,412)	$(70,899)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Consolidated Statements of Comprehensive Income and Shareholder's Deficit
(Dollars in thousands)

	Year Ended October 31,
	2004	2003	2002
Net income (loss)	$4,914	$(44,898)	$(70,899)
Unrealized gain (loss) on derivative financial instruments, net	1,757	(1,854)	8
Unrealized gain (loss) on available-for-sale investments	(10)	242	(226)
Minimum pension liability	(5,516)	(12,871)	(10,253)

Comprehensive income (loss)	1,145	(59,381)	$(81,370)
Preferred stock dividends	(2,815)	(2,514)	—

Change in shareholder's deficit	(1,670)	(61,895)	(81,370)
Shareholder's deficit, beginning of year	(209,066)	(147,171)	(65,801)

Shareholder's deficit, end of year	$(210,736)	$(209,066)	$(147,171)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$4,914	$(44,898)	$(70,899)
Cumulative effect of change in accounting principle	—	3,940	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	25,322	30,407	30,847
Imputed interest and amortization of deferred financing costs	949	1,231	3,711
Unrealized (gain) loss on derivative financial instruments	231	7,220	(1,408)
Losses from impairment and disposal of long-lived assets	3,591	1,409	10,606
Accrued interest refinanced in debt restructuring	—	—	37,473
Loss on retirement/restructure of long-term debt	—	550	7,439
Increase (decrease) resulting from changes in:
Trade accounts receivable	(7,560)	8,119	8,228
Inventories	(7,629)	7,666	4,058
Prepaid expenses and other current assets	(14,399)	(2,093)	(2,015)
Accounts payable	14,557	2,422	(3,161)
Accrued liabilities	996	20,496	(331)
Other noncurrent assets and liabilities, net	625	(14,021)	(3,837)

Net cash provided by operating activities	21,597	22,448	20,711
Cash flows from investing activities:
Special term deposit	—	—	125,000
Purchases of property, plant and equipment	(29,762)	(15,349)	(28,764)
Net proceeds from (expenses of) disposal of assets	28	54	(52)

Net cash provided by (used in) investing activities	(29,734)	(15,295)	96,184
Cash flows from financing activities:
Proceeds from (payments of) revolving loans, net	12,075	14,224	(13,473)
Proceeds from long-term debt	—	—	15,035
Payments on long-term debt	(3,320)	(8,145)	(129,207)
Payment of financing costs	—	(550)	(8,495)
Issuance of preferred stock	—	—	20,000

Net cash provided by (used in) financing activities	8,755	5,529	(116,140)

Net increase in cash	618	12,682	755
Cash at beginning of period	19,700	7,018	6,263

Cash at end of period	$20,318	$19,700	$7,018

Supplemental disclosure of cash flow information—
Cash paid during the period for:
Interest, net of capitalized interest	$10,747	$11,018	$20,200

Income taxes	$2,147	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Consolidated Financial Statements
October 31, 2004, 2003 and 2002
(Dollars in thousands, except share data)

(1)   Summary of Significant Accounting Policies

Principles of Consolidation

        These consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its wholly owned subsidiaries (on a consolidated basis, the Company). All material intercompany balances and transactions have been eliminated.

Nature of Business

        The principal domestic business of the Company is the exploration, development, mining and processing of non-ferrous metals, primarily lead, and recycling of lead-acid batteries and other lead-bearing materials. Doe Run, doing business as The Doe Run Company, has mines in southern Missouri, primary smelters in Herculaneum, Missouri and Glover, Missouri, and operates a recycling facility in Boss, Missouri. Operations at the Glover smelter were indefinitely suspended in the first quarter of 2004. Fabricated Products, Inc. (FPI), a subsidiary, fabricates lead products used in radiation, X-ray shielding and nuclear shielding and is a leader in the production of shaped anodes and anode sheets for those applications. In Peru, Doe Run Peru S.R.L. (Doe Run Peru) is engaged in the mining, smelting and refining of polymetallic concentrates, producing mainly silver, copper, lead, zinc and gold, which are sold as refined metals primarily to customers located outside of Peru. Doe Run's issued and outstanding common and preferred stock is owned directly or indirectly by The Renco Group, Inc. (Renco).

Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the U.S. Dollar. Accordingly, foreign currency translation gains and losses are included in determining net income (loss).

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

Cash Management

        All cash received by Doe Run's domestic operations is transferred daily by wire to pay down the outstanding balance, if any, of its revolving credit facility (the Doe Run Revolving Credit Facility), which is described in further detail in Note 8. Doe Run borrows under the Doe Run Revolving Credit Facility to fund its accounts on a daily basis as checks are disbursed. At October 31, 2004 and 2003, outstanding checks of $2,859 and $3,434, respectively, are included in accounts payable.

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. In accordance with Statement of Financial Accounting Standards Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

        Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

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

        Costs to treat environmental contamination are capitalized when they extend the life, increase the capacity or improve the safety or efficiency of the property, when they mitigate or prevent future environmental contamination or when they are incurred in preparing property for sale.

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

        As of November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

        Prior to the adoption of Statement No. 143, the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. These liabilities will be increased to full value over time through charges of accretion to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The cumulative effect related to the adoption of Statement No. 143 for the year ended October 31, 2003 was a loss of $3,940, a net decrease to plant, property and equipment of $2,088, and an increase of $1,852 to the liability for asset retirement obligations.

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

Revenue Recognition

        Sales are recorded as products are delivered to customers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at the time of delivery. Revenues are adjusted between the month of delivery and the month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices using applicable customer agreements.

Derivative Instruments and Hedging Activities

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998 and amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, issued in June 2000 (collectively, Statement No. 133). Under Statement No. 133, the Company carries all derivative instruments on the balance sheet at fair value.

The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair value or cash flows. If the hedged exposure is an exposure to changes in the fair value of a fixed commitment, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is an exposure to changes in forecasted cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

Research and Development

        Research and development costs are expensed when incurred and are included in selling, general and administrative expenses on the statements of operations. Research and development costs are not significant.

Income Taxes

        Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

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

Recent Accounting Pronouncements

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which requires that amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to the current year presentation.

(2)   Financial Condition

        For the year ended October 31, 2003 and for several years prior, the Company reported recurring losses, primarily the result of the declining treatment charges discussed below and low metal prices, a condition exacerbated by the Company's significant interest costs prior to a restructuring in October 2002. Doe Run's liquidity was affected by these factors, as well as Doe Run Peru's liquidity. The Company failed to meet certain financial covenant requirements contained in its revolving credit agreements and a term note (the Term Note) during fiscal 2003, which defaults continued into fiscal 2004. In addition, the Company has uncertainties related to environmental and litigation matters. These issues combined raised substantial doubt about the Company's ability to continue as a going concern.

        Doe Run Peru's results of operations and liquidity had been severely impacted by declining treatment charges that Doe Run Peru received for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices for the past several years had also caused some of Doe Run Peru's current suppliers of concentrates to suffer financial distress, which had affected the availability of concentrate feed. During 2003, deliveries of lead and zinc concentrates to La Oroya from a major Peruvian supplier were below contracted amounts. While Doe Run Peru was able to replace a portion of this shortfall with concentrates from other suppliers, total concentrate receipts were less than expected and the resulting changes in concentrate mix and interruptions in delivery schedules adversely affected Doe Run Peru's metal production and results of operations. If one or more of Doe Run Peru's significant local suppliers were to cease delivery of concentrates, there could be no assurance La Oroya would be able to secure sufficient replacement feedstock at economically acceptable terms. If such shortages resulted in a significant interruption in feed supply, a material reduction in the production of metals from La Oroya or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        Doe Run Peru proceeded with efforts to identify alternative methods of achieving compliance with environmental requirements. These efforts included, but were not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts took into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru had intended to submit a request in 2004 to modify its existing requirements. Failure to comply with environmental requirements could result in the cessation of operations at the La Oroya smelter.

        During fiscal year 2003, Doe Run Peru implemented cost savings, including a reduction of approximately 10% of its workforce, acceleration of cash receipts, as well as other measures, to improve its liquidity. In addition, the retirement of Doe Run Peru's loan from a foreign bank, reduced Doe Run Peru's interest payments by approximately $14,000 per year. These changes improved Doe Run Peru's cash flow and availability in 2003. The cash balance and net unused availability under Doe Run Peru's revolving credit facility were approximately $16,800 and $3,800 at October 31, 2003, respectively.

        Doe Run Peru's ability to pay fees to Doe Run were limited by Doe Run Peru's revolving credit facility to $2,800 through September 2004, unless Doe Run Peru meets an excess cash flow test.

        As a result of Doe Run Peru's unfavorable results of operations and limited availability, only $1,394 was paid to Doe Run during 2003. In addition, in 2003, Doe Run did not receive approximately $14,000 per year in interest income from a deposit that was surrendered to retire Doe Run Peru's loan from a foreign bank. The deposit, plus unpaid interest, was replaced in September 2002 by an intercompany note that does not bear interest during the term of Doe Run Peru's revolving credit facility. These factors along with five years of low metals prices affected Doe Run's liquidity.

        Prior to fiscal 2004, Doe Run had implemented cost savings measures over the previous several years to mitigate the impact of lower metal prices, including: reductions of production levels, changes in mine plans and the elimination of hourly and salaried positions. These efforts succeeded in reducing Doe Run's costs over the last several years.

        Doe Run and Doe Run Peru were in the process of negotiating amendments to agreements governing the revolving credit facilities and the Term Note at October 31, 2003, and amendments to the revolving credit facilities were finalized subsequent to October 31, 2003.

        The Company is highly leveraged and has significant commitments for environmental matters and Environmental Remediation and Management Program (PAMA) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. See Notes 8 and 19 for further discussion of these obligations. These factors also increase the Company's vulnerability to general adverse conditions, limit the Company's flexibility in planning for or reacting to changes in its business and industry, and limit the Company's ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies discussed below, would have a further adverse effect on the Company's ability to meet its obligations when due. These factors are discussed in more detail below. The Company's ability to meet these obligations is also dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control.

        The Company has substantial debt service requirements in the future, including maturities in 2005 of $15,500 for the Term Note and $7,500 for the Old Notes, and also significant capital requirements under environmental commitments in Peru. The Company's revolving credit facilities also expire in the fourth quarter of 2005, and will require renegotiation to extend their terms. There can be no assurance that the Company will be successful, or if it is successful, that the renewal would be at terms that are favorable to the Company. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended.

        Metal prices rose dramatically in fiscal 2004. Lead prices increased from a London Metal Exchange (LME) settlement monthly average of $532.60 per short ton in October 2003 to $847.40 per short ton in October 2004. The Company has benefited from this price increase in both its lead metal and lead concentrate sales.

        Management will continue to assess market and operating conditions to maximize its operating profit or limit losses, while allowing the Company to fulfill its environmental obligations. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, the Company indefinitely suspended operations at its Glover smelter in November, 2003 and is selling on the open market any concentrates that are not required to maintain production at its Herculaneum smelter.

        As discussed in Note 19, Doe Run Peru's existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121,200. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

        The Peruvian Government has issued a supreme decree (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plant contemplated by the original PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $143,000. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations.

        Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account. Such an arrangement is prohibited by Doe Run Peru's revolving credit facility (the Doe Run Peru Revolving Credit Facility), which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru Revolving Credit Facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended.

        The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The company currently expects the overall investment required to build the sulfuric acid plant to be approximately $102,000.

        A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit facility. A default under the Doe Run Peru Revolving Credit Facility would result in a default under the Doe Run Revolving Credit Facility.

        These issues raise substantial doubt about the Company's ability to continue as a going concern. Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which is expected to improve Doe Run Peru's ability to make the investments under the PAMA, assuming an extension is received. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.

        Doe Run Peru has received assessments of income tax, including penalties and interest, and Value Added Tax (VAT) totaling $96,500 and $39,100, respectively, as discussed in Note 13. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $800 and $18,000 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

        Management of the Company believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required, which would have a significant adverse effect on liquidity.

        Net unused availability at October 31, 2004 under Doe Run's revolving credit facility (the Doe Run Revolving Credit Facility) and Doe Run Peru's revolving credit facility (the Doe Run Peru Revolving Credit Facility) was approximately $22,506 and virtually none, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $13,413 and $6,905, respectively, at October 31, 2004. Net unused availability at October 31, 2003 was approximately $14,373 and $3,830 under the Doe Run Revolving Credit Facility and Doe Run Peru Revolving Credit Facility, respectively, and Doe Run and Doe Run Peru's cash balances totaled $2,906 and $16,794, respectively. Availability improved under the Doe Run Revolving Credit Facility over the last year as a result of the higher metals prices and improved financial performance. In Peru, higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.

        Management believes that the price improvements and other revenue enhancements, and the issuance of the Supreme Decree, by allowing an application to extend La Oroya's PAMA requirement for the construction of the sulfuric acid plant, will enable the Company to continue as a going concern through October 31, 2005.

(3)   Related Party Transactions

        Doe Run has entered into a management consulting agreement with Renco. Under the agreement, Renco will provide Doe Run with management services for an annual fee. The agreement is automatically renewed every three years, unless either party gives six months prior notice, with the current term ending October 31, 2006. Fees expensed under this agreement were $2,400 in each of the years ended October 31, 2004, 2003 and 2002. Fees outstanding and unpaid were $7,600 and $6,400 at October 31, 2004 and 2003, respectively. The indenture for the 11.75% Notes limits the payment of fees to $1,200 per year unless defined earnings before interest, taxes, depreciation and amortization for the Company, less that for Doe Run Peru, exceeds $35,000, in which case an additional $1,200 is allowed. No additional management fees were permitted to be paid to Renco for 2004 and 2003 under this provision of the 11.75% Notes.

        Renco held 2,533 and 2,000 shares of Doe Run's Series A Redeemable Preferred Stock at October 31, 2004 and October 31, 2003, respectively. See Note 9 for more information.

        On October 29, 2002, Renco signed a Junior Participation Agreement with the lender under the Doe Run Revolving Credit Facility to provide credit support for supplemental loans to Doe Run. The agreement requires Renco to participate with the lenders in supplemental loans in an amount up to $15,000 when availability is less than $2,500 for five consecutive days and the Doe Run Revolving Credit Facility lenders have received cash from Renco in the amount of the supplemental loans. No supplemental loans have been made.

        At October 31, 2003 and 2004, Doe Run owed $15,500 on the Term Note due to Renco pursuant to a credit facility. See further discussion in Note 8.

        On October 29, 2002, Doe Run and Renco signed a tax sharing agreement. See the discussion in Note 13. No amounts were due under the agreement for the years ending October 31, 2004 and 2003.

        At times, to obtain the advantages of volume, Renco purchased certain insurance policies for a number of its subsidiaries, including the Company. The actual cost of such policies, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2004, 2003 and 2002, the Company made payments to Renco of approximately $35, $23 and $299, respectively, under the Renco insurance program. These insurance payments were primarily for losses incurred prior to 2000 under policies in effect at such time.

(4)   Inventories

        Inventories consist of the following:

	October 31,
	2004	2003
Finished metals and concentrates	$16,646	$12,466
Metals and concentrates in process	58,664	56,399
Materials, supplies and repair parts	27,999	26,815

	$103,309	$95,680

        Materials, supplies and repair parts are stated net of reserves for obsolescence of $5,146 and $4,411 at October 31, 2004 and 2003, respectively.

        The FIFO cost of inventories valued under the LIFO cost method were approximately $113,092 and $77,534 at October 31, 2004 and 2003, respectively. If the FIFO cost method had been used to determine cost, inventories would have been approximately $38,289 higher at October 31, 2004 and $8,830 higher at October 31, 2003.

        As a result of reducing certain inventory quantities valued on the LIFO basis in 2004, 2003 and 2002, inventory costs prevailing in previous years were charged to cost of sales. The Company calculates the effect of LIFO liquidations on results of operations based on the current cost method. The effect of such liquidations on the results of operations was an increase to net income of approximately $1,900 for the year ended October 31, 2004. The impact was not significant in 2003 and 2002.

        In 2004, the Company changed its methodology of calculating the remaining effect of adjustments to lower of cost or market on inventory costed on a LIFO basis in years after the initial year the adjustment to market was recorded. The effect of this change would not be material to the Company's retained earnings at the beginning of the year. Inventory at October 31, 2004 would have been $855 lower under the method used prior to 2004.

(5)   Property, Plant and Equipment, Net

        Property, plant and equipment, net consists of the following:

	October 31,
	2004	2003
Land	$12,689	$12,516
Buildings and improvements	84,886	86,689
Machinery and equipment	297,615	287,241
Mineral interests	31,313	31,313
Construction in progress	42,574	27,183

	469,077	444,942
Less accumulated depreciation and depletion	239,437	214,575

Property, plant and equipment, net	$229,640	$230,367

        Depreciation and depletion expense are as follows:

	Year Ended October 31,
	2004	2003	2002
Depreciation	$23,795	$28,285	$28,739
Depletion	$1,527	$2,122	$2,102

        The net book value of the Company's mineral interests was $10,929 and $12,456 at October 31, 2004 and 2003, respectively.

        The implementation of Statement No. 143 resulted in a decrease to the cost of plant, property and equipment of $3,137 and a decrease to accumulated depreciation of $1,049 as of November 1, 2002. Changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional decrease to plant, property and equipment of $1,547 and $691 as of October 31, 2004 and October 31, 2003. See additional disclosures related to Statement No. 143 in Note 19.

        Losses from impairment or retirement of long-lived assets for the years ended October 31, 2004, 2003 and 2002 includes $3,588, $1,255 and 1,801, respectively, relating to residential properties purchased under a residential property purchase plan in the town of Herculaneum, Missouri, where one of the Company's primary smelters is located, for which approval to rent is pending from regulatory agencies. See further discussion of the residential property purchase plan in Note 19. Losses from impairment or retirement of long-lived assets for the year ended October 31, 2002 includes an impairment loss of $7,849 related to the Cobriza backfill plant project. This project was designed to enable the Company to put tailings produced from the mining process back into the mine. In fiscal year 2002, due to the lack of success in identification of new ore reserves at its Cobriza mine, the decrease in exploration activities as a result of the Company's financial condition, the outlook for continued low copper prices and higher costs than were originally anticipated to complete the project, the Company made the decision to cease its construction on the project. Also in fiscal 2002, the Company recognized a loss of $784 related to a blast furnace that it dismantled in fiscal 2003 at one of its primary division smelters, and a loss of $1,801 was recognized related to the residential property purchase plan.

        Rental expense applicable to minimum rentals under operating leases was $8,063, $7,725 and $8,766 for the years ended October 31, 2004, 2003 and 2002, respectively. Contingent rental payments, based primarily on equipment usage, were $796, $666 and $353 for the years ended October 31, 2004, 2003 and 2002, respectively.

        The Company's operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:

Fiscal year ending October 31:
2005	$5,920
2006	4,275
2007	3,371
2008	1,420
2009	1,281
Thereafter	7,147

$23,414

(6)   Valuation and Qualifying Accounts

	Year Ended October 31,
	2004	2003	2002
Allowance for doubtful accounts
Balance at beginning of year	$1,479	$1,160	$684
Amounts charged to costs and expenses	144	458	586
Deductions—write-offs against allowance	(47)	(139)	(110)

Balance at end of year	$1,576	$1,479	$1,160

Allowance for inventory obsolescence
Balance at beginning of year	$4,411	$5,157	$5,896
Amounts charged to costs and expenses	1,254	905	(89)
Deductions—write-offs against allowance	(519)	(1,651)	(650)

Balance at end of year	$5,146	$4,411	$5,157

Accrual for major maintenance
Balance at beginning of year	$2,155	$3,061	$3,559
Amounts charged to costs and expenses	317	477	245
Deductions—write-offs against allowance	(824)	(1,383)	(743)

Balance at end of year	$1,648	$2,155	$3,061

(7)   Accrued Liabilities

        Accrued liabilities consist of the following:

	October 31,
	2004	2003
Payroll, related taxes and employee benefits	$23,531	$21,877
Accrued pension benefit liability (see Note 14)	9,025	15,232
Fair value of derivatives	8,976	11,004
Reclamation and environmental (see Note 19)	5,444	5,321
Other	36,902	31,049

	$83,878	$84,483

(8)   Debt

        Long-term debt consists of the following:

	October 31,
	2004	2003
Revolving credit facilities	$71,201	$59,126
11.75% secured notes due November 1, 2008 (face amount of $218,967 and $195,803 at October 31, 2004 and 2003, respectively)	323,139	324,958
11.25% unsecured senior notes due March 15, 2005	5,750	5,750
11.25% secured senior notes due March 15, 2005, less unamortized discount of $12 and $40 at October 31, 2004 and 2003, respectively	1,738	1,710
Term note, due October 29, 2005	15,500	15,500
Note payable, no stated interest rate, monthly payments of $9 through July 2004	—	93
Sale and leaseback and capital lease obligations	—	1,559

	417,328	408,696
Less current maturities	96,767	78,117

Long-term debt, less current maturities	$320,561	$330,579

        The Company has available two revolving credit facilities. The first facility, the Doe Run Revolving Credit Facility, allows Doe Run and certain U.S. subsidiaries to borrow up to $75,000 and expires October 29, 2005. The availability of loans under the Doe Run Revolving Credit Facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum for an effective rate of 5.75% at October 31, 2004 and requires an unused line fee equal to 0.25% on the amount by which the maximum credit of $75,000 exceeds the average daily balance of outstanding loans and letters of credit. All cash received by Doe Run's domestic operations is transferred by wire daily to the financial institutions to pay down the outstanding loan balance, if any. Revolving loans outstanding under this facility were $31,801 and $23,126 at October 31, 2004 and 2003, respectively. Actual availability was $22,506 at October 31, 2004. Because the agreement requires a lockbox for cash receipts and contains a subjective acceleration clause, loans under this agreement are classified as current in the balance sheet.

        On April 9, 2004 Doe Run entered into an amendment of Doe Run's Revolving Credit Facility. The amendment waived existing defaults and lowered the net worth measurement the Company is required to maintain.

        The second facility, the Doe Run Peru Revolving Credit Facility, allows Doe Run Peru to borrow up to $40,000 and expires September 23, 2005. The Doe Run Peru Revolving Credit Facility provides for working capital loans up to $40,000, with a limit on letters of credit of $5,000, but the total commitments may not exceed the maximum line of $40,000. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum for an effective rate of 4.95% at October 31, 2004. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. Availability of loans under the Doe Run Peru Revolving Credit Facility is limited to a percentage of Doe Run Peru's eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under this facility were $39,400 and $36,000 at October 31, 2004 and 2003, respectively. At October 31, 2004 there was virtually no availability.

        The Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility will require renegotiation to extend their term. Furthermore, a renegotiated Doe Run Peru credit facility will need to comply with the cash assignment requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended, as discussed in Note 2. There can be no assurance that the Company will be successful in renewing the agreements, or if it is successful, that the renewal would be at terms favorable to the Company. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended.

        On October 29, 2002, Doe Run consummated a consensual restructuring (the Restructuring) of most of its previously outstanding notes (Old Notes) by exchanging Old Notes with a principal amount of $294,840, plus unpaid accrued interest of $37,473, for stock warrants (Warrants) exercisable for an aggregate of approximately 39% of the fully diluted common stock of Doe Run and new notes with a principal amount of $175,832 (the 11.75% Notes). In connection with the completion of the exchange offer, Doe Run borrowed $15,500 under the Term Note and received $20,000 from the sale of redeemable preferred stock to Renco, and used the proceeds from these transactions to pay down the balance on the Doe Run Revolving Credit Facility, pay certain fees related to the transaction and pay interest due and unpaid, plus penalties, on the outstanding notes that were not exchanged.

        The Restructuring was accounted for in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (Statement No. 15). Under Statement No. 15, a debtor may not change the carrying amount of the payable at the time of restructuring unless the total future cash payments, including interest, specified by the new terms are less than the carrying amount of the payable at the time of restructuring. Under the terms of the 11.75% Notes, total expected payments, including all amounts contingently payable, will be greater than the carrying amount of the Old Notes exchanged. In accordance with Statement No. 15 the 11.75% Notes were recorded on the balance sheet on October 29, 2002 at a carrying amount equal to the carrying amount of the Old Notes exchanged, including unpaid accrued interest, reduced by deferred issue costs related to the Old Notes exchanged and the fair value of the warrants issued.

        The effect of this accounting treatment is that substantially less interest expense will be recognized related to the 11.75% Notes during their term because the majority of the interest payments are reflected in the carrying amount of the 11.75% Notes. In addition, Statement No. 15 required that all costs of restructuring were expensed when incurred. Because contingent amounts payable are assumed payable in the application of Statement No. 15, a gain may result in future periods if contingent amounts payable are not paid. In conjunction with the Restructuring, the Company recognized a loss of $550 and $7,439 in the years ended October 31, 2003 and 2002, respectively, representing the costs of restructuring.

        The face amount of the 11.75% Notes, plus accrued interest, was $220,290 at October 31, 2004. Interest on the 11.75% Notes is paid semi-annually in arrears on April 15 and October 15, except that on each payment date occurring on or prior to October 15, 2005, Doe Run, at its option, may pay interest by either a) a cash payment of accrued interest at an annual rate of 3% and issuance of additional notes with a principal amount equal to interest accrued since the last payment date at a rate of 11.5% or b) a cash payment of accrued interest at an annual rate of 8.5%. During 2004 and 2003, interest was paid in cash at the 3% rate and additional notes totaling $23,165 and $19,971 were issued during the years ended October 31, 2004 and 2003, respectively. Doe Run may redeem the notes prior to maturity at a premium dependent on the date of redemption. Renco has the right, at any time, to purchase all or part of the then outstanding notes at a price equal to the price (including accrued interest) that Doe Run would have to pay to redeem such notes at that time. The 11.75% Notes are guaranteed by certain subsidiaries of Doe Run.

        The 11.25% unsecured senior notes (the Unsecured Notes) and 11.25% senior secured notes (the Secured Notes) are guaranteed by certain subsidiaries of the Company. Interest on the Secured and Unsecured notes is payable semi-annually in arrears on March 15 and September 15.

        The Term Note is due to Renco, pursuant to a credit facility (Senior Credit Facility). The Senior Credit Facility allows for loans and letters of credit up to $35,500, as agreed to by Doe Run and the lender. Interest is paid monthly at the rate of 11.25% per annum, plus contingent interest of $3,000 paid no later than April 29, 2005. Interest is accrued ratably over the life of the Term Note assuming the maximum amount of contingent interest will be paid. In addition, an annual anniversary fee of $75 is payable on each anniversary prior to the maturity date and at maturity. The loan matures on October 29, 2005 but requires prepayments based on an annual cash flow measurement after the annual financial statements are provided to the lender. Based on the results of the cash flow measurement for the year ended October 31, 2004, a prepayment of approximately $11,000 would be required in the second quarter of 2005. On February, 25, 2005, Renco waived the Company's requirement to make the payment, which will take effect once the defaults with respect to the delivery of audited financial statements and other reporting requirements noted below are cured.

        On April 30, 2004 Doe Run entered into an amendment of the Term Note. The amendment waived existing defaults and amended various covenant requirements, among other things.

        In 2002, Doe Run tendered a deposit made in 1998 (the Special Term Deposit) in payment of a loan made to Doe Run Peru by a foreign bank, and, in return, Doe Run Peru delivered an intercompany note to Doe Run in an equivalent amount, plus accrued and unpaid interest, for an aggregate balance of $139,063. This intercompany note does not bear interest during the term of the Doe Run Peru Revolving Credit Facility. Obligations under the intercompany note are subordinate to Doe Run Peru's obligations under its revolving credit facility.

        The aggregate estimated amounts of long-term debt maturing after October 31, 2004 are as follows:

Fiscal year ending October 31:
2005	$96,767
2006	24,518
2007	24,851
2008	26,319
2009	244,873
Thereafter	—

$417,328

        Included in the maturities of long-term debt are a portion of the interest payments on the 11.75% Notes that are included in the carrying amount of the 11.75% Notes under Statement No. 15. Interest of $2,578, $24,518, $24,851 and $26,319 is included in the maturities of long-term debt for the fiscal years ending October 31, 2005, 2006, 2007, and 2008, respectively.

        Substantially all of the Company's U.S. assets and the accounts receivable and inventory of Doe Run Peru are pledged as collateral to secure the Company's debt obligations. The Doe Run Revolving Credit Facility is secured by substantially all of the accounts receivable and inventory relating to the Company's U.S. operations. The Doe Run Peru Revolving Credit Facility is secured by the accounts receivable and inventory of Doe Run Peru. The lender of the Term Note has a second priority security interest in the accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility for its U.S. operations and a first priority security interest in the remainder of the Company's assets of its U.S. operations, except for the assets that secure the Secured Notes. The 11.75% Notes have a second priority interest in substantially all of the assets related to U.S. operations, except for accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility.

        At October 31, 2004, the Company's various debt agreements contained certain requirements with respect to net worth, working capital, earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings. The Doe Run Peru Revolving Credit Facility limits Doe Run Peru's ability to make distributions to Doe Run in excess of management fees of $4,000 per year unless certain cash flow tests are met. The Company was in compliance with its covenants as of October 31, 2004, with the exception of the delivery of audited financials and other reporting requirements for the year ended October 31, 2004 by January 29, 2005 under the Doe Run Revolving Credit Facility and the Term Note.

        If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed in Note 13, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined under Doe Run Peru's Revolving Credit Facility. Such reduction along with other factors, including metal prices and results of operations, would affect Doe Run Peru's ability to comply with the net worth requirement.

(9)   Redeemable Preferred Stock

        The Company has 2,533 outstanding shares of Series A Redeemable Preferred Stock (Redeemable Preferred Stock). The Redeemable Preferred Stock is redeemable only by the holder of the shares after May 1, 2009. The shares have a par value of $1,000 per share and a liquidation and redemption value of $10,000 per share. There were no accrued or unpaid dividends at October 31, 2004. Dividends of 12.5% of the liquidation value per share per annum accrue and are payable only in kind as long as obligations under the Senior Credit Facility or Warrants remain outstanding. Because the Company has an accumulated deficit, dividends are recorded as a reduction to additional paid-in capital until depleted, after which the accumulated deficit will be increased. Of the 2,533 outstanding shares of Redeemable Preferred Stock, 2,000 were issued to Renco for $20,000 on October 29, 2002 in conjunction with the Restructuring referred to in Note 8. The other 251 and 282 shares were issued to Renco on November 1, 2003 and October 31, 2004, respectively, as payment of the aforementioned dividends.

        The Redeemable Preferred Stock's dividend rights and liquidation preference rank prior and in preference to the Company's common stock. The holder of the Redeemable Preferred Stock has voting rights with respect to matters of mergers, issuance of debt or equity securities, stock transactions and reorganization.

(10) Warrants

        In conjunction with the Restructuring, Warrants were issued to holders of the 11.75% Notes. The Warrants entitle warrant-holders to purchase 644.7813 shares of common stock, representing approximately 39% of the common stock outstanding on a diluted basis, at the initial exercise price of $5,997 per share beginning November 1, 2008 until October 29, 2012 (Expiration Date). Alternatively, the Warrants may be converted into common stock whereby the holders will be entitled to receive a number of shares whose fair value is equal to the difference between the fair value of the shares the holder would receive upon exercise and the exercise value of the shares. The Warrants may not be exercised or converted unless a majority of Warrant holders vote in favor of such, and then all Warrants must be exercised or converted.

        The Warrants are also subject to a call and a put feature. Either Doe Run or Renco may, at any time, call all (but not less than all) of the Warrants and any outstanding shares of stock issued upon exercise thereof at a price equal to the greater of $10,000 or the appraised fair market value of the Warrants, provided that in the event that this call option is exercised by Doe Run during the first 48 months after the Warrants are issued, Doe Run will be required to, at the same time, redeem the 11.75% Notes at the applicable redemption prices. Doe Run will not be able to call the Warrants without the prior or concurrent repayment in full of the Senior Credit Facility. Holders of the Warrants may, at any time beginning October 29, 2005, require Doe Run to repurchase all (but not less than all) of the Warrants at a price equal to the appraised fair market value of the stock the Warrantholders would receive if exercised. If this option is exercised by the Warrant Holders, Doe Run may, under certain circumstances, defer the payment of the purchase price to the Holders of the Warrants. Such a deferral of the purchase price would require interest to accrue on any unpaid amounts and, upon the third anniversary of the exercise of the put option with such purchase price still unpaid, the holders of the Warrants will have the right to cause the Doe Run's stockholders to elect a special director to serve on Doe Run's Board of Directors for the remainder of the period such purchase price remains unpaid.

        On the Expiration Date, the Company must purchase all outstanding Warrants or shares issued pursuant to an exercise or conversion of the warrants. With the Company's permission, Renco may honor the purchase.

        Management engaged a nationally recognized valuation firm to calculate the fair value of the Warrants. Management estimates that the fair value of the Warrants based on the valuation was $639 at October 31, 2004 and October 31, 2003, and is reflected in other noncurrent liabilities. Any changes in the fair market value of the Warrants will be recorded in the Company's results of operations as interest expense.

(11) Accumulated Other Comprehensive Losses

        Accumulated other comprehensive losses consist of the following:

	October 31,
	2004	2003
Minimum pension liability (see Note 14)	$41,902	$36,386
Unrealized loss on available-for-sale investments	37	27
Unrealized loss on derivative financial instruments (see Note 18)	97	1,854

Accumulated other comprehensive losses	$42,036	$38,267

(12) Fair Value of Financial Instruments

        At October 31, 2004 and 2003, the fair values of the Company's financial instruments, except for long-term debt, were not materially different from their carrying amounts. The fair value of the Company's long-term debt was approximately $282,513 and $256,662 at October 31, 2004 and 2003, respectively. The fair values of the Company's long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes.

(13) Income Taxes

        Renco has elected for the Company to be treated as a QSSS for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries.

        Doe Run is subject to a tax sharing agreement with Renco, effective October 29, 2002. Pursuant to the agreement, Doe Run is required to make quarterly payments based on a pro forma U.S. federal and state income tax liability, assuming that the Company is not and never was a subsidiary of Renco (subject to certain limitations), and amounts reasonably determined by Renco to cover tax liabilities of current or prior years not reflected in the Company's pro forma tax calculations. The pro forma income tax liabilities will assume that Doe Run became a C corporation under the Internal Revenue Code of 1986 (the Code) on the day after the Restructuring, and will include no income attributable to any cancellation of indebtedness prior to the Restructuring or any effect of such cancellation on the basis of the assets of the Company.

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

        On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments, as modified in 2005. This agreement is effective beginning in the calendar year ended December 31, 2007, provided that Doe Run Peru complies with the committed investments related to the improvements of the facilities, and provides tax stability through December 31, 2021. The principal provisions are similar to those established in the Tax Stabilization Agreement, except that Doe Run Peru will utilize the tax statutes prevailing as of December 23, 1997.

        The current contract requires Doe Run Peru to spend $108,442 to expand and modernize its facilities, including environmental expenditures, by December 31, 2006. Through October 31, 2004, Doe

Run Peru had invested $84,314. The Contract of Guarantees and Measures to Promote Investments requires spending of approximately $38,000 before December 31, 2006 towards the construction of the sulfuric acid plant required by the PAMA as discussed in Note 19. If the Contract of Guarantees and Measures to Promote Investments is not amended to allow the required spending on the sulfuric acid plant to be replaced with spending on other projects, Doe Run Peru would lose the benefits described above.

        As a result of the Company's status as a QSSS, the Company was not subject to U.S. federal income taxation for the years ended October 31, 2004, 2003 and 2002, and recognized no state or U.S. federal income tax expense during that period. For the year ended October 31, 2004, certain technical services that Doe Run provides under an agreement with Doe Run Peru were taxed at 30%, under a law passed in Peru in December 2003. Taxes of $2,146 were paid in the third quarter of 2004. Offsetting this tax was the reversal of a U.S. federal income tax liability related to years that are closed to audit of $2,807. Doe Run Peru had no foreign income tax expense for the years ended October 31, 2004 and 2003 due to tax losses and an increase in the valuation allowance against deferred tax assets, as discussed below.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2004	2003
Deferred tax assets:
Inventories	$7,865	$3,051
Property, plant and equipment	6,565	6,206
Accrued liabilities	2,488	2,207
Tax loss carryforwards	27,344	33,652
Other noncurrent assets and liabilities	1,035	1,454

	45,297	46,570
Less valuation allowance	(38,720)	(40,007)

Total deferred tax assets	6,577	6,563

Deferred tax liabilities:
Property, plant and equipment	(6,577)	(6,563)

Total deferred tax liabilities	(6,577)	(6,563)

Net deferred tax assets	$—	$—

        The deferred tax balances as of October 31, 2004 and 2003 relate solely to the Company's Peruvian subsidiaries. The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

        Net operating loss carryforwards in Peru are available for use for four years beginning with the first year the Company has taxable income against which it can take a credit.

        Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets such that a valuation allowance is required. The valuation allowance decreased $1,287 for the year ended October 31, 2004 and increased $5,473 and $4,375 in the years ended October 31, 2003 and 2002, respectively.

        On December 26, 2003, Peru's tax authority, SUNAT, notified Doe Run Peru of an income tax assessment for the 1998 tax year. On December 23, 2004, assessments were received for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years' taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount consisting of additional income taxes due, penalties and interest totals approximately $96,500.

        The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $800.

        Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

        On November 15, 2004, SUNAT notified Doe Run Peru of a VAT assessment for the period from January through July 2004. On December 23, 2004. Doe Run Peru received additional VAT assessments for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru's exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $39,100. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru's VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $18,000 in regard to its exports with holding certificates.

        Management of the Company believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required. No amounts have been accrued as liabilities related to these actions.

(14) Employee Benefits

Domestic Plans

  Defined Benefit Plans

        The Company sponsors a noncontributory defined benefit plan for its U.S. employees. Benefits provided to salaried employees under the defined benefit plan are based on average final compensation and years of service. Benefits provided to hourly employees are based on a flat rate and years of service. The Company has also adopted a supplemental defined benefit plan, The Supplemental Employee Retirement Plan (SERP), effective November 1, 1996. The SERP provides benefits to those participants of the defined benefit plan whose benefits under the plan are limited by Sections 401(a)(17) or 415 of the Code. Benefits under the SERP represent the amount by which the benefits under the defined benefit plan, if such benefits were not limited, exceed those benefits the participants are entitled to receive. The SERP plan is unfunded.

        The Company uses a measurement date of October 31 for its pension benefit plans.

        Net periodic pension expense is comprised of the following:

	Year ended October 31,
	2004	2003	2002
Service cost	$2,122	$1,952	$1,889
Interest cost on projected benefit obligation	6,450	5,742	5,534
Expected return on assets	(4,660)	(4,344)	(4,788)
Net amortization and deferral of unrecognized net losses	3,420	1,605	919

Net periodic pension expense	$7,332	$4,955	$3,554

        The following assumptions were used in the determination of net periodic pension expense:

	Year ended October 31,
	2004	2003	2002
Discount rates	6.25%	7.00%	7.10%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.50%	9.00%	9.00%

        The expected return on assets assumption for fiscal 2004 was 8.50% and will continue to remain at 8.50% for fiscal 2005. The expected long-term rate of return on plan assets is based on the historical and projected rates of return for the asset classes in the plan's investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience, future expectations of the returns and the volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, with adjustments for the historical and expected future experience of active portfolio management results compared to benchmark returns and for the effect of expenses paid from plan assets.

        The following table sets forth the funded status of the Company's defined benefit plan:

	October 31,
	2004	2003
Change in benefit obligation:
Beginning of year	$102,298	$81,818
Service cost	2,122	1,952
Interest cost	6,450	5,742
Actuarial loss	7,804	18,231
Benefits paid	(5,921)	(5,445)

End of year(a)	$112,753	$102,298

(a)
Includes accumulated benefit obligation related to the SERP plan of $4,149 and $3,953, respectively.

        The following assumptions were used to determine benefit obligations, at the end of the year

Discount rate	5.75%	6.25%
Rate of compensation increase	3.00%	3.00%
Change in plan assets:
Beginning of year at fair value	$54,849	$50,240
Actual return on plan assets	4,449	7,264
Employer contributions	13,003	2,790
Benefits paid	(5,921)	(5,445)

End of year at fair value	$66,380	$54,849

        The target allocation for 2005, by asset category and the asset allocation for Doe Run's U.S. pension plan at October 31, 2004 and 2003 follows.

	Percentage of Plan Assets at October 31,
	Target Allocation	2004	2003
Asset Category:
Equity securities	60.0%	59.1%	56.0%
Fixed income	40.0%	38.3%	40.5%
Real estate	0.0%	0.0%	0.0%
Cash equivalents	0.0%	2.6%	3.5%

Total	100.0%	100.0%	100.0%

        Pension plan assets are managed in accordance with the Employees Retirement Income Securities Act of 1974 (ERISA) and its fiduciary standards, including the "prudent investor" guidelines. The Plan's investment strategy supports the objectives of the fund, which are to promote stability and, to the extent appropriate, growth in the funded status. Investments are diversified across asset classes, sectors and manager styles to minimize the risk of large losses. The Company delegates investment management to specialists in each asset class and, where appropriate, provides the investment manager with specific guidelines, which include allowable and/or prohibited investment types. The Company monitors manager performance and compliance with the established investment guidelines.

Reconciliation of funded status:
Projected benefit obligation in excess of plan assets	$(46,373)	$(47,449)
Unamortized net transition asset	427	467
Unrecognized actuarial loss	47,353	42,750
Unrecognized prior service cost	116	84

Net amount recognized	$1,523	$(4,148)

Amounts recognized in the balance sheet:
Intangible asset	938	1,024
Accrued benefit liability—current	(9,025)	(15,232)
Accrued benefit liability—noncurrent	(32,292)	(26,326)
Accumulated other comprehensive income	41,902	36,386

Net asset (liability) at end of year	$1,523	$(4,148)

        Information regarding the expected cash flows for the pension plans is as follows:

Pension Benefits
Employer Contributions
2005 (expected)	$9,025
Expected Benefit Payments
2005	$6,000
2006	$6,300
2007	$6,500
2008	$6,700
2009	$7,000
2010 - 2014	$39,800

        The Company is a member of a controlled group with other Renco-owned companies. Accordingly, the Company is jointly and severally liable with all other members of the controlled group under Title IV of ERISA for obligations of other members of the controlled group that could include certain pension funding and excise taxes in the event that any member of the controlled group does not satisfy certain of its pension obligations arising pursuant to ERISA.

        In such an event, statutory liens would arise in favor of the Pension Benefit Guaranty Corporation (the PBGC) upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval to terminate the plan (a PBGC Termination) and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC Termination occurs, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements would have a materially adverse effect on the Company's financial condition and liquidity.

  Postretirement Benefit Plans

        The Company sponsors three postretirement medical plans for its U.S. employees. Two of these plans are self-insured plans. The plans generally cover medical expenses subject to deductibles, copayments and limits on specified coverage. For persons retired on or before January 1, 1992, the retiree's contribution to the cost of these plans varies primarily based upon the date of retirement and the respective plan. The Company's contribution to the cost of coverage of employees retiring after that date decreased gradually, until 1997, when retirees began to pay 100% of the cost of coverage. The Company maintains stop-loss insurance for claims exceeding $175 per person under the age of 65 in any calendar year for those plans that are self-insured. The Company also sponsors a life-insurance plan for its U.S. employees who become eligible for this benefit after retirement and reaching age 55. The benefit upon retirement is based on final salary, but gradually decreases to $6 in the fifth year after retirement and remains at that level thereafter.

        The Company uses a measurement date of October 31 for its postretirement benefit plans.

        Net periodic postretirement benefit cost includes the following components:

	Year ended October 31,
	2004	2003	2002
Service cost	$87	$48	$72
Interest cost	571	619	703
Amortization of gains	(153)	(164)	(144)
Amortization of unrecognized prior service cost	19	19	19

Net periodic postretirement benefit cost	$524	$522	$650

        The following assumptions were used in the determination of net periodic postretirement benefit cost:

	Year ended October 31,
	2004	2003	2002
Discount rates	6.25%	7.00%	7.10%

        The postretirement benefit plans are unfunded. The following illustrates the Company's postretirement benefit obligation:

	October 31,
	2004	2003
Change in benefit obligation:
Beginning of year	$9,549	$9,822
Service cost	87	48
Interest cost	571	619
Actuarial loss	232	155
Benefits paid	(1,253)	(1,095)

End of year	$9,186	$9,549

        The following assumptions were used to determine benefit obligations at:

	October 31,
	2004	2003
Discount rate	5.75%	6.25%
Trend rate	9.00%	9.00%
Reconciliation of funded status:
Projected benefit obligation in excess of plan assets	$(9,186)	$(9,549)
Unrecognized prior service cost	155	175
Unrecognized actuarial gain	(2,803)	(3,188)

Accrued postretirement benefit cost	$(11,834)	$(12,562)

Current portion	$(1,300)	$(953)
Noncurrent portion	$(10,534)	$(11,609)

        Information regarding the expected cash flows for the other postretirement benefit plans is as follows:

Postretirement Benefits
Employer Contributions
2005 (expected)	$1,300
Expected Benefit Payments
2005	$1,300
2006	$1,400
2007	$1,400
2008	$1,500
2009	$1,500
2010-2014	$7,500

        The following table provides information regarding the assumed health care cost trend rates at October 31:

	October 31,
	2004	2003
Health care cost trend rate	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2008

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Effect of 1% Increase	Effect of 1% Decrease
Accumulated postretirement benefit obligation	$540	$(482)
Net periodic postretirement benefit cost	$31	$(28)

  Defined Contribution Plans and Profit Sharing Program

        The Company sponsors a 401(k) plan that covers substantially all U.S. employees. Participants can contribute up to 50% of compensation on a before-tax basis subject to certain restrictions. The Company's mandatory match under the plan is 25% of the first 6% of a participant's before-tax contribution. The Company may make additional contributions at management's discretion. The Company's expense representing its matching contribution was $527, $535 and $545 for the years ended October 31, 2004, 2003 and 2002, respectively. Plan assets consist primarily of investments in common stock and debt securities.

        The Company has a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income before income tax expense, plus any extraordinary items, excluding the related tax effect. At management's discretion, a portion of the distribution may be made in the form of a contribution to the 401(k) plan. The remainder is paid in cash to employees. The Company had expense of approximately $400 under this program for the year ended October 31, 2004, and no expense for the years ended October 31, 2003 and 2002 as a result of losses before income tax expense in the U.S.

Foreign Plans

        Doe Run Peru is required to make monthly deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $3,428, $3,974 and $3,456 for the years ended October 31, 2004, 2003 and 2002, respectively.

        In accordance with government regulations in Peru, employees are entitled to receive 8% of Doe Run Peru's taxable income, 50% of which is distributed to employees based on the number of days worked and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training the workers. The Company had no expense relating to workers' profit sharing payments for the years ended October 31, 2004, 2003 and 2002 due to tax losses in those years.

(15) Business and Credit Concentrations

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

        For the years ended October 31, 2004, 2003 and 2002, approximately 58%, 64% and 64%, respectively, of the Company's U.S. operations' revenues from unaffiliated customers were from U.S. battery manufacturers (primarily automotive) or their suppliers. At October 31, 2004 and 2003, the accounts receivable balances related to these U.S. battery manufacturers were $26,708 and $28,735, respectively.

        No single customer accounted for greater than 10% of consolidated revenues for the years ended October 31, 2004, 2003 and 2002.

(16) Segment Information

        The Company's operating segments are separately managed business units that are distinguished by products, location and production process. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The recycling operation segment, located in Missouri, recycles lead-bearing materials, primarily spent batteries. The fabricated products segment produces value-added lead products. Doe Run Peru produces an extensive product mix of non-ferrous and precious metals.

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

Operating Segments—Revenues

	Year Ended October 31,
	2004	2003	2002
Revenues from external customers:
Peruvian operations	$563,419	$435,506	$418,286
Primary lead	221,613	164,324	160,434
Recycling operation	76,979	67,453	67,288
Fabricated products	12,658	14,866	17,877

Total	874,669	682,149	663,885

Revenues from other operating segments:(1)
Peruvian operations	2,996	707	—
Primary lead	1,425	1,035	1,995
Recycling operation	327	655	565

Total	4,748	2,397	2,560

Total reportable segments	879,417	684,546	666,445
Other revenues (losses)(2)	(7,371)	2,466	(96)
Intersegment eliminations	(4,748)	(2,397)	(2,560)

Total revenues	$867,298	$684,615	$663,789

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

(2)
Other revenues (losses) consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts of $(11,626), $1,609 and $(1,009), for the years ended October 31, 2004, 2003 and 2002, respectively. Realized losses on derivative contracts in the current year are due to the effect of higher metal prices on settled positions.

Revenues by Country(3)

	Year Ended October 31,
	2004	2003	2002
United States	$383,489	$397,776	$363,900
Peru	68,288	38,888	43,159
Japan	99,821	57,034	26,958
Brazil	79,355	56,994	61,765
Taiwan	44,669	15,013	2,984
Switzerland	25,034	25,188	27,728
United Kingdom	444	6,793	63,494
Other	166,198	86,929	73,801

Total revenues	$867,298	$684,615	$663,789

(3)
Revenues are attributed to countries based on destination of shipments.

        The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation and amortization (EBITDA), as adjusted to exclude losses from impairment and disposal of long-lived assets and Doe Run Peru's expenses related to hedging and agency fees under an agreement with Doe Run (Adjusted EBITDA). Consolidated Adjusted EBITDA also excludes accretion expense under Statement No. 143.

Operating Segments—Adjusted EBITDA (Earnings before interest, taxes and depletion, depreciation and amortization)

	Year Ended October 31,
	2004	2003	2002
Peruvian operations	$22,528	$3,798	$21,042
Primary lead	55,397	12,281	6,222
Recycling operation	15,857	12,413	15,888
Fabricated products	1,452	731	1,604

Total reportable segments	95,234	29,223	44,756
Other revenues and expenses(4)	(25,198)	(226)	(7,896)
Corporate selling, general and administrative expenses	(21,594)	(15,584)	(17,218)
Intersegment eliminations	(21)	(14)	4

Consolidated adjusted EBITDA	48,421	13,399	19,646
Depreciation, depletion and amortization	(25,322)	(30,407)	(30,847)
Interest income	19	29	12,276
Interest expense	(13,289)	(13,270)	(55,337)
Unrealized gain (loss) on derivatives	(231)	(7,220)	1,408
Losses from impairment and disposal of long-lived assets	(3,591)	(1,409)	(10,606)
Asset retirement obligation accretion expense	(1,754)	(1,530)	—
Loss on retirement/restructure of long-term debt	—	(550)	(7,439)

Income (loss) before income taxes and cumulative effect of change in accounting principle	$4,253	$(40,958)	$(70,899)

(4)
Other revenues and expenses include other revenues (losses) which consist of metal sales not attributed to operating segments and realized gains (losses) on derivative contracts (see Operating Segments—Revenues), expenses not allocated to operating segments, including environmental expenses relating to historic operations of $8,450, $520 and $4,000 and adjustments necessary to state the primary lead and recycling operation's inventories at LIFO cost of $2,569, $1,657 and $1,013, respectively.

Operating Segments—Total Assets

	October 31,
	2004	2003
Peruvian operations	$251,764	$230,148
Primary lead	97,745	101,379
Recycling operation	34,752	27,573
Fabricated products	4,367	5,959

Total reportable segments	388,628	365,059
Unallocated corporate assets(5)	210,731	201,878
Intersegment eliminations	(141,940)	(137,504)

Total assets	$457,419	$429,433

(5)
Unallocated corporate assets consist primarily of cash, primary lead and secondary lead segments' accounts receivable, investments and receivables from subsidiaries, pension assets, and deferred financing costs.

(17) Commitments and Contingencies

Tolling

        The Company has entered into tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company's recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expire in December 2005 and September 2007. The agreements cover approximately 25% (unaudited) of the Company's anticipated combined primary and secondary lead metal production for 2005.

Sales Commitments

        The Company has commitments to sell approximately 85% (unaudited) of its anticipated 2005 lead metal production and 100% (unaudited) of its lead, zinc and copper concentrates. Metal sales agreements are usually less than one year; concentrate sales agreements are typically evergreen with a one-year cancellation. Metal sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium. Concentrate sales terms are based on average quoted exchange prices less a treatment charge. Treatment charges are usually based on a world benchmark.

Letters of Credit

        At October 31, 2004, the Company had outstanding irrevocable standby letters of credit totaling $5,420 in connection with the Company's insurance and bonding activities. The Company also had outstanding customs bonds of $2,075 relating to concentrate and other purchases.

Employment Agreements

        The Company has employment agreements with a number of its senior executives through October 31, 2005, with automatic renewal annually thereafter unless written notice is given at least three months prior to the expiration date.

(18) Hedging and Derivative Financial Instruments

        A significant portion of the Company's sales contracts are priced based on an average LME or other exchange price for the respective metal plus a negotiated premium. As such, the prices of the

Company's products fluctuate due to factors in the market that are beyond the Company's control. These price changes expose the Company to variability in its cash receipts. The purpose of the Company's price risk management program is to limit the Company's risk to acceptable levels, while enhancing revenue through the receipt of option premiums.

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

        For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness by comparing the changes in fair value or cash flows relating the hedged transaction with all changes in the fair values or cash flows of the related derivative contract. Because the futures fluctuate in the same amount as the hedged transaction (the change in the LME price), the hedges are considered effective.

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

        The fair value of the Company's derivative financial instruments reflected in the Company's balance sheets as of October 31, 2004 and 2003 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were cancelled on the balance sheet date.

        The Company's open derivative financial instruments at October 31, 2004 were:

  Sold (Purchased) Futures Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Lead	66,965 tons (65,808) tons	$618.86/ton $698.76/ton	$(13,325,766 7,831,684)	Nov. 04 to Apr. 05 Nov. 04 to Feb. 05
Lead—cash flow hedges	4,960 tons (551) tons	$768.28/ton $762.94/ton	(113,250 16,000)	Jan. 05 to Mar. 05 Feb. 05
Copper	3,580 tons (3,031) tons	$2,269.54/ton $2,450.01/ton	(1,311,261 693,575)	Nov. 04 to Aug. 05 Nov. 04 to Dec. 04
Zinc	4,905 tons (5,016) tons	$816.33/ton $948.78/ton	(680,388 31,375)	Nov. 04 Nov. 04
Silver	850,175 oz. (987,300) oz.	$5.26/oz. $5.56/oz.	(1,191,098 1,088,910)	Nov. 04 Nov. 04
Gold	6,472 oz. (6,198) oz.	$264.36/oz. $299.91/oz.	(792,370 538,445)	Nov. 04 Nov. 04

  Sold (Purchased) Call Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	12,125 tons (1,653) tons	$521.63/ton to $952.54/ton $816.47/ton	$(1,389,883 27,313)	Nov. 04 to Feb.05 Nov. 04
Copper	1,100 tons (1,102) tons	$2,500.00/ton $2,608.16/ton to $2,948.35/ton	(262,086 74,097)	Feb. 05 Dec. 04
Zinc	(1,653) tons	$997.90ton	28,150	Dec. 04
Silver	416,860 oz. (54,850) oz.	$5.47/oz. to $7.06/oz. $7.06/oz.	(479,378 10,889)	Dec. 04 to Mar. 05 Dec. 04

  Sold (Purchased) Put Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Copper	(1,764) tons	$2,512.90/ton	$204,748	Jan. 05 to Apr. 05
Silver	(164,550) oz.	$6.20/oz.	23,880	Dec. 04

        The Company's open derivative financial instruments at October 31, 2003 were:

  Sold (Purchased) Futures Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Lead	6,476 tons (6,476) tons	$465.26/ton $453.92/ton	$(841,313 914,740)	Nov. 03 to Dec. 03 Nov. 03 to Dec. 03
Lead—cash flow hedges	17,417 tons	$489.00/ton	(1,853,855)	Nov. 03 to Jan. 04
Copper	4,171 tons	$1,816.18/ton	(243,305)	Nov. 03 to Feb. 04
Zinc	1,102 tons (1,102) tons	$805.58/ton $798.32/ton	(77,890 74,500)	Jan. 04 Nov. 03
Silver	850,175 oz. (987,300) oz.	$5.21/oz. $5.47/oz.	507,548 (841,410)	Dec. 03 Dec. 03
Gold	6,472 oz. (6,198) oz.	$262.08/oz. $292.53/oz.	(572,985 359,996)	Dec. 03 Dec. 03

  Sold (Purchased) Call Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	69,363 tons (5,512) tons	$430.91/ton to $544.31/ton $566.99/ton	$(7,474,861 156,802)	Nov. 03 to Dec.04 Nov. 03
Copper	1,650 tons	$1,680.00/ton to $1,780.00/ton	(296,022)	Feb. 04 to Mar. 04
Zinc	8,984 tons	$771.11ton to $816.47/ton	(824,212)	Nov. 03 to Mar.04
Silver	351,040 oz. (109,700) oz.	$5.65/oz. to $5.47/oz. $4.88/oz. to $5.01/oz.	(42,658 2,926)	Nov. 03 to Mar. 04 Nov. 03

  Sold (Purchased) Put Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period
Lead	20,117 tons (24,251) tons	$385.55/ton to $439.98/ton $462.66/ton	$(9,687 132,004)	Nov. 03 to Apr.04 Dec. 03 to Oct. 04

        At October 31, 2004 and 2003, the Company had recorded an asset of $0 and $86 respectively, and a liability of $8,976 and $11,004, respectively, related to the fair market values of these instruments.

        The Company does not obtain collateral or other security to support hedge instruments subject to credit risk but assesses the reliability and reputation of its counterparties before contracts are established.

(19) Asset Retirement and Environmental Obligations

        The Company is subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharges, solid and hazardous waste treatment, storage and disposal and remediation of releases of hazardous substances. The Company's facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. The Company has made and intends to continue making the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance.

Asset Retirement Obligations

        On November 1, 2002 the Company adopted Statement No. 143. With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be increased to full value over time through charges of accretion to operating expense. In addition, an asset retirement cost is capitalized as part of the related asset's carrying value and will be depreciated over the asset's useful life. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows shall be recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

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

        The Company has a RCRA permit addressing the closure of portions of its recycling operation. The majority of the cost will arise from removing hazardous materials from the facility. No ARO liability or related asset cost has been recorded because the fair value of the obligation cannot be determined due to the indeterminate timing. The cost of closure, based on third party estimates for bonding purposes, is approximately $3,000. The life of the operation is considered indeterminable because there is not currently a cost-effective alternative to the lead acid batteries and because battery manufacturers are required to recycle the batteries.

        Doe Run Peru also has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

        Activity related to the Company's AROs during the years ended October 31, 2004 and 2003 are as follows:

	October 31,
	2004	2003
AROs as of beginning of year	$14,622	$12,059
Transition adjustment	—	1,852
Liabilities settled	(225)	(128)
Accretion expense	1,754	1,530
Changes in estimated cash flows	(1,547)	(691)

AROs as of end of year	$14,604	$14,622

Environmental remediation—Domestic Operations

        Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant.

        Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed. The May 29, 2001 AOC was modified effective on May 20, 2004. The modification accelerated the number of properties to be remediated in 2004. The estimated remaining cost of remediating these properties is approximately $1,480, with approximately $1,100 to be spent in calendar 2005.

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

        As of December 31, 2004, a total of 147 homeowners had requested offers, and 111 of 138 delivered offers had been accepted. As of December 31, 2004, the Company had spent approximately $7,900 under the residential property purchase plan, with another $700 in accepted offers awaiting a closing date and $2,200 in outstanding offers. Management cannot estimate how many of the remaining homeowners will accept offers.

        Doe Run will attempt to rent out certain purchased properties, if approval is received by the regulatory agencies. The properties must remain vacant while owned by Doe Run until regulators and the city agree that re-occupancy is not a risk to human health. Management believes that there is current evidence that no health risk exists as a result of smelter operations, due to soil remediation efforts and low concentrations of lead in the air in the buyout area, and that other sources of lead contamination could be remedied. If Doe Run does not comply with the material property purchase provisions of the settlement agreement, Doe Run will be subject to a $1,000 penalty.

        The Company's statements of operations reflect losses from impairment or retirement of long-lived assets for the years ended October 31, 2004, 2003 and 2002 of $3,588, $1,255 and 1,801, respectively, related to the properties owned in Herculaneum as it cannot be assured that the cost of the properties will be recovered through future cash flows. If the cost of the properties cannot be recovered through future cash flows, additional impairment losses will be recognized as properties are purchased. The Company's recorded liability for remediation does not include the future purchase costs relating to the residential property purchase plan as these costs are capitalized.

        Doe Run has implemented a plan with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to bring the Herculaneum smelter in compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors have reflected compliance since July 2002.

        Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block "P" site in Cascade County and Judith County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company's estimate of the cost of this remediation is approximately $11,500 for these sites, including the two additional sites in St. Francois County, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company. In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order ordering certain remediation activities by Doe Run at the Block "P" millsite. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties.

        Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the West Bonne Terre site and is underway on the east side with completion expected in early 2005.

        Doe Run is subject to a voluntary AOC with the EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed, and will continue with revegetation and ongoing monitoring and maintenance activities.

        Doe Run has also signed AOCs to perform an EE/CA on each of the National, Rivermines, and Leadwood sites for remediation of mine waste areas. The National EE/CA is complete, the Rivermines EE/CA is under public review and has been submitted to the EPA for approval, and the Leadwood EE/CA has been submitted to the EPA for approval. In addition, Doe Run has signed an AOC with the EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river. The initial draft of the RI/FS was submitted in early March 2002. Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

        In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. Approximately 521 houses were identified as potentially requiring remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. Doe Run expects that its share of the potential remediation costs will not be significant, based on management's estimates of the number of houses requiring remediation, remediation methods and Doe Run's apportionment of the costs.

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

        Doe Run's recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site, although the plan for corrective action will not be finalized until fiscal 2005. The Company's estimate of the cost of this corrective action is $2,000. The storage area is also covered under the permit, but management does not believe the cost of closure is significant. While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

        On August 25, 2004, the EPA issued a Notice of Violation (NOV) to the Company alleging past violations of the recycling facility's air permit conditions regarding production limits for its reverbatory furnace. Management believes the facility has operated in compliance with state and federal air requirements and will contest the NOV. If the EPA prevails, there is a reasonable possibility that fines based on this action could have a material adverse effect on the Company's liquidity or results of operations.

        The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

        The Company had recorded liabilities of approximately $18,800 and $14,400 related to these remediation obligations as of October 31, 2004 and 2003, respectively.

Foreign Operations

        La Oroya's operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru's business, financial condition and results of operations.

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for a PAMA that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

        Doe Run Peru has committed under its current approved PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

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

  •
  Improve the zinc ferrite disposal site

  •
  Domestic wastewater treatment and domestic waste disposal

  •
  Monitoring station

        An investment schedule in the PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. The required estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost
2005	$53,500
2006	67,700

$121,200

        Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya's PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

        On December 29, 2004 the Peruvian Government issued a Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies have until December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

        Doe Run intends to apply for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA. .The application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru's financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, the Company does not expect to apply for the extension until the end of 2005.

        Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru credit facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended.

        The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plant to be approximately $102,000. The Company cannot assure that it will be successful in obtaining the necessary financial security required.

        Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $143,000.

        Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

        The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition and results of operations.

        Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition and results of operations.

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of October 31, 2004 and October 31, 2003.

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

(20) Litigation

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

        Doe Run has been named in 17 suits filed by 116 railway employees against a railroad carrier and multiple lead mining companies alleging personal injury resulting from exposure to lead concentrates hauled by the railroad carrier. In addition, Doe Run has been named in an action by the spouses of four railway workers related to the exposure to lead from the hauling of lead concentrates by the railroad. Doe Run has reached tentative settlement with all but four of the plaintiffs in these cases.

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

        Doe Run is a defendant in lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma. Ten lawsuits have been filed alleging personal injury to 25 children and one adult living in Ottawa County against eight companies, including Doe Run, who allegedly, either through predecessors or subsidiaries, mined lead and zinc in Ottawa County or commercially used the chat or tailings in Ottawa County. Five of these suits were dismissed, leaving claims alleged by seven children. Two cases are class action lawsuits for personal injury and property damage in Picher and Quapaw, Ottawa County. An additional class action lawsuit for damages to natural resources and land owned by members of the Quapaw Tribe was filed on December 10, 2003 against seven companies, including Doe Run. The Company is unable at this time to estimate the expected outcome and any final costs of this action. Two additional cases alleging personal injury to 45 children and three children, respectively, were filed in July 2004.

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

        Doe Run has been named in an asbestos injury suit in the City of St. Louis by an individual against numerous companies and public entities, alleging that he was exposed to asbestos, including at the premises of the St. Joe Minerals Corporation (Doe Run's predecessor). Doe Run was named in two similar suits filed in Madison County, Illinois, one alleging that a worker was exposed to asbestos at premises of the St. Joe Minerals Corporation, in which Doe Run has not been properly served, and the other filed by a person who did laundry for insulation workers in her family who were allegedly exposed to asbestos at Doe Run's Herculaneum, Missouri facility. Doe Run was served a Writ of Summons in a fourth case filed in Pennsylvania in May 2003 but has not yet been served with a complaint, so few details of the case are known, including the alleged location of the exposure.

        Doe Run has been named in a suit claiming alleged damages to the property of a small business in the vicinity of Doe Run's recycling facility. On December 3, 2004 the plaintiff filed to dismiss the case.

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

        Doe Run Peru is a defendant in 123 lawsuits in the Lima, Peru labor courts whereby workers have alleged damages from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers' insurance. The average claim is $18. Of seven concluded cases in this category, six were dismissed and one resulted in a payment by Doe Run Peru of $9.

        Doe Run Peru is also a defendant in 136 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $23. Of 22 concluded cases in this category, 21 were dismissed and one resulted in a payment by Doe Run Peru of $2. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 150 workers remaining in the lawsuit total approximately $660.

        On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5.0 billion. Material liability to Doe Run Peru is believed to be remote because it is the opinion of management and outside counsel for Doe Run Peru that the probability under Peruvian law of this case proceeding to a conclusion at the favor of the plaintiffs is low. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

        Since most of the above cases are either in the pleading or discovery stages, the Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

(21) Guarantor Subsidiaries

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

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$13,412	$—	$1	$6,905	$—	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	42,269	—	1,942	22,217	(2,209)	64,219
Inventories	36,359	—	1,130	65,876	(56)	103,309
Prepaid expenses and other current assets	19,898	—	59	15,901	—	35,858
Due from subsidiaries	11,998	1,162	—	—	(13,160)	—

Total current assets	123,936	1,162	3,132	110,899	(15,425)	223,704
Property, plant and equipment, net	72,716	14,739	1,442	140,743	—	229,640
Due from subsidiaries	156,495	—	—	—	(156,495)	—
Other noncurrent assets, net	3,890	—	63	122	—	4,075
Investment in subsidiaries	(12,647)	—	—	—	12,647	—

Total assets	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$57,367	$—	$—	$39,400	$—	$96,767
Accounts payable	23,310	—	662	44,092	(2,209)	65,855
Accrued liabilities	55,625	—	1,054	27,199	—	83,878
Due to parent/subsidiaries	1,162	—	7,998	143,063	(152,223)	—

Total current liabilities	137,464	—	9,714	253,754	(154,432)	246,500
Long-term debt, less current maturities	320,561	—	—	—	—	320,561
Due to parent	—	—	—	17,432	(17,432)	—
Other noncurrent liabilities	71,772	—	533	3,460	—	75,765

Total liabilities	529,797	—	10,247	274,646	(171,864)	642,826
Series A redeemable preferred stock	25,329	—	—	—	—	25,329
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,348	1,205	—	(20,553)	—
Accumulated deficit and accumulated other comprehensive losses	(210,736)	(3,447)	(6,816)	(24,887)	35,150	(210,736)

Total shareholders' equity (deficit)	(210,736)	15,901	(5,610)	(22,882)	12,591	(210,736)

Total liabilities and shareholders' equity (deficit)	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
ASSETS
Current assets:
Cash	$2,906	$—	$—	$16,794	$—	$19,700
Trade accounts receivable, net of allowance for doubtful accounts	37,310	—	2,590	16,982	(223)	56,659
Inventories	40,432	—	1,202	54,081	(35)	95,680
Prepaid expenses and other current assets	13,093	—	86	8,352	—	21,531
Due from subsidiaries	26,642	371	—	—	(27,013)	—

Total current assets	120,383	371	3,878	96,209	(27,271)	193,570
Property, plant and equipment, net	80,086	14,312	2,286	133,683	—	230,367
Due from subsidiaries	139,063	—	—	—	(139,063)	—
Other noncurrent assets, net	5,174	—	66	256	—	5,496
Investment in subsidiaries	(13,506)	—	—	—	13,506	—

Total assets	$331,200	$14,683	$6,230	$230,148	$(152,828)	$429,433

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$40,558	$—	$—	$37,559	$—	$78,117
Accounts payable	19,475	—	621	31,425	(223)	51,298
Accrued liabilities	59,258	—	2,207	23,018	—	84,483
Due to parent/subsidiaries	371	—	7,604	19,038	(27,013)	—

Total current liabilities	119,662	—	10,432	111,040	(27,236)	213,898
Long-term debt, less current maturities	330,579	—	—	—	—	330,579
Due to parent	—	—	—	139,063	(139,063)	—
Other noncurrent liabilities	67,511	—	760	3,237	—	71,508

Total liabilities	517,752	—	11,192	253,340	(166,299)	615,985
Series A redeemable preferred stock	22,514	—	—	—	—	22,514
Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	2,724	16,062	1,205	—	(17,267)	2,724
Accumulated deficit and accumulated other comprehensive losses	(211,790)	(1,379)	(6,168)	(25,197)	32,744	(211,790)

Total shareholders' equity (deficit)	(209,066)	14,683	(4,962)	(23,192)	13,471	(209,066)

Total liabilities and shareholders' equity (deficit)	$331,200	$14,683	$6,230	$230,148	$(152,828)	$429,433

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations
Year Ended October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$300,811	$—	$12,658	$566,415	$(12,586)	$867,298
Costs and expenses:
Cost of sales	246,664	—	9,849	530,995	(4,727)	782,781
Depletion, depreciation and amortization	9,647	2,859	844	11,972	—	25,322
Selling, general and administrative	21,026	—	1,937	20,362	(7,838)	35,487
Unrealized (gain) loss on derivatives	237	—	—	(6)	—	231
Other	5,577	29	(1)	164	—	5,769

Total costs and expenses	283,151	2,888	12,629	563,487	(12,565)	849,590

Income (loss) from operations	17,660	(2,888)	29	2,928	(21)	17,708
Other income (expense):
Interest expense, net	(10,422)	—	(689)	(2,159)	—	(13,270)
Other, net	(558)	820	12	(459)	—	(185)
Equity in earnings of subsidiaries	(2,427)	—	—	—	2,427	—

	(13,407)	820	(677)	(2,618)	2,427	(13,455)

Income (loss) before income tax benefit	4,253	(2,068)	(648)	310	2,406	4,253
Income tax benefit	(661)	—	—	—	—	(661)

Net income (loss)	4,914	(2,068)	(648)	310	2,406	4,914
Preferred stock dividends	(2,815)	—	—	—	—	(2,815)

Net income (loss) allocable to common shares	$2,099	$(2,068)	$(648)	$310	$2,406	$2,099

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations
Year Ended October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$245,483	$—	$14,866	$436,213	$(11,947)	$684,615
Costs and expenses:
Cost of sales	212,013	—	12,608	421,655	(2,383)	643,893
Depletion, depreciation and amortization	15,435	1,721	1,442	11,809	—	30,407
Selling, general and administrative	15,146	—	1,843	20,535	(9,550)	27,974
Unrealized loss on derivatives	7,162	—	—	58	—	7,220
Other	2,312	29	58	88	—	2,487

Total costs and expenses	252,068	1,750	15,951	454,145	(11,933)	711,981

Loss from operations	(6,585)	(1,750)	(1,085)	(17,932)	(14)	(27,366)
Other income (expense):
Interest expense, net	(10,079)	—	(619)	(2,543)	—	(13,241)
Loss on retirement/restructure of long term debt	(550)	—	—	—	—	(550)
Other, net	(116)	371	(123)	67	—	199
Equity in earnings of subsidiaries	(23,720)	—	—	—	23,720	—

	(34,465)	371	(742)	(2,476)	23,720	(13,592)

Income (loss) before income tax expense	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Income tax expense	—	—	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,848)	—	—	(92)	—	(3,940)

Net income (loss)	(44,898)	(1,379)	(1,827)	(20,500)	23,706	(44,898)
Preferred stock dividends	(2,514)	—	—	—	—	(2,514)

Net income (loss) allocable to common shares	$(47,412)	$(1,379)	$(1,827)	$(20,500)	$23,706	$(47,412)

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations
Year Ended October 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$239,264	$17,877	$418,286	$(11,638)	$663,789
Costs and expenses:
Cost of sales	214,659	14,976	387,492	(2,564)	614,563
Depletion, depreciation and amortization	18,015	1,493	11,339	—	30,847
Selling, general and administrative	16,588	1,948	18,611	(9,078)	28,069
Unrealized (gain)/loss on derivatives	(1,445)	(7)	44	—	(1,408)
Other	3,438	(10)	8,250	—	11,678

Total costs and expenses	251,255	18,400	425,736	(11,642)	683,749

Income (loss) from operations	(11,991)	(523)	(7,450)	4	(19,960)
Other income (expense):
Interest expense	(40,513)	(636)	(14,778)	590	(55,337)
Interest income	12,809	—	57	(590)	12,276
Loss on retirement/restructure of long term debt	(7,439)	—	—	—	(7,439)
Other, net	(485)	21	25	—	(439)
Equity in earnings of subsidiaries	(23,280)	—	—	23,280	—

	(58,908)	(615)	(14,696)	23,280	(50,939)

Income (loss) before income tax expense	(70,899)	(1,138)	(22,146)	23,284	(70,899)
Income tax expense	—	—	—	—	—

Net income (loss)	$(70,899)	$(1,138)	$(22,146)	$23,284	$(70,899)

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$16,640	$(1,162)	$(393)	$4,939	$1,573	$21,597
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,699)	—	—	(19,063)	—	(29,762)
Net proceeds from disposal of assets	28	—	—	—	—	28
Investment in subsidiaries	1,573	—	—	—	(1,573)	—

Net cash used in investing activities	(9,098)	—	—	(19,063)	(1,573)	(29,734)
Cash flows from financing activities:
Proceeds from revolving loans, net	8,675	—	—	3,400	—	12,075
Payments on long-term debt	(1,761)	—	—	(1,559)	—	(3,320)
Due to/due from parent/subsdiaries	(3,950)	1,162	394	2,394	—	—

Net cash provided by financing activities	2,964	1,162	394	4,235	—	8,755

Net increase (decrease) in cash	10,506	—	1	(9,889)	—	618
Cash at beginning of period	2,906	—	—	16,794	—	19,700

Cash at end of period	$13,412	$—	$1	$6,905	$—	$20,318

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$(16,982)	$1,825	$15,703	$21,902	$22,448
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,061)	(5)	(9,283)	—	(15,349)
Net proceeds from (expenses of) disposal of assets	54	—	—	—	54
Investment in subsidiaries	21,902	—	—	(21,902)	—

Net cash provided by (used in) investing activities	15,895	(5)	(9,283)	(21,902)	(15,295)
Cash flows from financing activities:
Proceeds from (payments of) revolving loans, net	14,924	—	(700)	—	14,224
Payments on long-term debt	(3,735)	—	(4,410)	—	(8,145)
Payment of financing costs	(550)	—	—	—	(550)
Due to/due from parent/subsdiaries	(6,646)	(1,820)	8,466	—	—

Net cash provided by (used in) financing activities	3,993	(1,820)	3,356	—	5,529

Net increase in cash	2,906	—	9,776	—	12,682
Cash at beginning of period	—	—	7,018	—	7,018

Cash at end of period	$2,906	$—	$16,794	$—	$19,700

(21) Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2002

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net cash provided by (used in) operating activities	$2,704	$1,324	$(6,597)	$23,280	$20,711
Cash flows from investing activities:
Loss on retirement/restructure of long term debt	125,000	—	—	—	125,000
Purchases of property, plant and equipment	(8,638)	(144)	(19,982)	—	(28,764)
Net proceeds from (expenses of) disposal of assets	(62)	10	—	—	(52)
Investment in subsidiaries	23,280	—	—	(23,280)	—

Net cash provided by (used in) investing activities	139,580	(134)	(19,982)	(23,280)	96,184
Cash flows from financing activities:
Proceeds from (payments of) revolving loans, net	(29,173)	—	15,700	—	(13,473)
Proceeds from long-term debt	15,035	—	—	—	15,035
Payments on long-term debt	(105)	—	(129,102)	—	(129,207)
Payment of financing costs	(8,095)	—	(400)	—	(8,495)
Issuance of redeemable preferred stock	20,000	—	—	—	20,000
Due to/due from parent/subsdiaries	(139,946)	(1,190)	141,136	—	—

Net cash provided by (used in) financing activities	(142,284)	(1,190)	27,334	—	(116,140)

Net increase in cash	—	—	755	—	755
Cash at beginning of period	—	—	6,263	—	6,263

Cash at end of period	$—	$—	$7,018	$—	$7,018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Doe Run Peru S.R.L.

        We have audited the accompanying balance sheet of Doe Run Peru S.R.L. (a Peruvian Company subsidiary of Doe Run Cayman Ltd.) as of October 31, 2004 and the related statements of operations, changes in shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doe Run Peru S.R.L. as of October 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 17 to the financial statements, the Company has a net capital deficiency, substantial debt service requirements, and has significant capital requirements under environmental commitments that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lima, Peru

December 29, 2004, except for
    Note 12, as to which the date
    is January 19, 2005

Countersigned by

/s/ Raúl D'Angelo A., (partner) Raúl D'Angelo A. Peruvian Public Accountant Registration No. 2896

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders
Doe Run Peru S.R.L.:

        We have audited the accompanying consolidated balance sheet of Doe Run Peru S.R.L. (a Peruvian Company) as of October 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Doe Run Peru S.R.L. as of October 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2003 in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has jointly and severally, fully, unconditionally guaranteed notes issued by Doe Run Resources. Also, the Company has suffered recurring losses and has a net capital deficiency. These conditions, along with other matters as set forth in Note 17, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as going concern. Management's plans in regards to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143 Accounting for Asset Retirement Obligations, as of November 1, 2002.

Lima, Peru

February 4, 2004

Countersigned by:

Juan José Córdova (Partner)
Peruvian Public Accountant
Registration No  18869

DOE RUN PERU S.R.L.
Balance Sheets
(U.S. dollars in thousands, except share data)

	October 31,
	2004	2003
ASSETS
Current assets:
Cash	$6,905	$16,794
Trade accounts receivable, net of allowance for doubtful accounts	22,217	16,982
Inventories	65,876	54,081
Prepaid expenses and other current assets	15,901	8,352

Total current assets	110,899	96,209
Property, plant and equipment, net	140,743	133,683
Other non current assets, net	122	256

Total assets	$251,764	$230,148

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Current maturities of long-term debt	$39,400	$37,559
Accounts payable	44,092	31,425
Accrued liabilities	27,199	23,018
Due to related parties	143,063	19,038

Total current liabilities	253,754	111,040
Due to parent company and related parties	17,432	139,063
Other noncurrent liabilities	3,460	3,237

Total liabilities	274,646	253,340
Shareholders' deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Accumulated deficit	(24,887)	(25,197)

Total shareholders' deficit	(22,882)	(23,192)

Total liabilities and shareholders' deficit	$251,764	$230,148

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Statements of Operations
(U.S. dollars in thousands)

	Year ended October 31,
	2004	2003	2002
Net sales	$566,415	$436,213	$418,286
Costs and expenses:
Costs of sales	530,995	421,655	387,492
Depreciation	11,972	11,809	11,339
Fees and commissions to related parties	7,838	9,550	9,078
Selling, general and administrative	12,524	10,985	9,533
Exploration	133	—	244
Losses from impairment/disposal of long-lived assets	31	88	8,006
Unrealized (gain) loss on derivatives	(6)	58	44

Total costs and expenses	563,487	454,145	425,736

Income (loss) from operations	2,928	(17,932)	(7,450)

Other income (expense):
Interest expense	(2,176)	(2,564)	(14,778)
Interest income	17	21	57
Exchange gain (loss)	(471)	(157)	97
Other, net	12	224	(72)

	(2,618)	(2,476)	(14,696)

Income (loss) before cumulative effect of change in accounting principle	310	(20,408)	(22,146)
Cumulative effect of change in accounting principle, net of income tax benefit	—	(92)	—

Net income (loss)	$310	$(20,500)	$(22,146)

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Statements of Changes in Shareholders' Equity (Deficit)
For the Years Ended October 31, 2004, 2003 and 2002
(U.S. dollars in thousands)

	Capital Stock	Retained Earnings (Accumulated Deficit)	Total
Balance as of October 31, 2001	$2,005	$17,449	$19,454
Net loss	—	(22,146)	(22,146)

Balance as of October 31, 2002	2,005	(4,697)	(2,692)
Net loss	—	(20,500)	(20,500)

Balance as of October 31, 2003	2,005	(25,197)	(23,192)
Net income	—	310	310

Balance as of October 31, 2004	$2,005	$(24,887)	$(22,882)

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Statements of Cash Flows
(U.S. dollars in thousands)

	Year ended October 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$310	$(20,500)	$(22,146)
Cumulative effect of change in accounting principle	—	92	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,972	11,809	11,339
Amortization of deferred financing fees	133	133	236
Unrealized (gain) loss on derivatives	(6)	58	44
Losses from impairment and disposal of long-lived assets	31	88	8,006
Increase (decrease) resulting from changes in:
Trade accounts receivable	(5,235)	8,279	91
Inventories	(11,795)	5,130	1,941
Prepaid expenses and other current assets	(7,548)	3,402	(2,994)
Trade accounts payable	12,667	4,636	(1,381)
Accrued liabilities	4,187	2,418	(1,517)
Other non-current assets and liabilities	223	158	(216)

Net cash provided by (used in) operating activities	4,939	15,703	(6,597)

Cash flows from investing activities:
Purchases of plant, property and equipment	(19,063)	(9,283)	(19,982)

Net cash used in investing activities	(19,063)	(9,283)	(19,982)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	3,400	(700)	15,700
Payments on long term debt	(1,559)	(4,410)	(129,102)
Payments of financing fees	—	—	(400)
Increase in amount due to related parties	2,394	8,466	141,136

Net cash provided by financing activities	4,235	3,356	27,334

Net increase (decrease) in cash	(9,889)	9,776	755
Cash at beginning of year	16,794	7,018	6,263

Cash at end of year	$6,905	$16,794	$7,018

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,071	$2,393	$16,474

Peruvian income tax	$—	$—	$—

The accompanying notes are integral part of these financial statements.

DOE RUN PERU S.R.L.

Notes to Financial Statements
October 31, 2004, 2003 and 2002
(U.S. dollars and nuevos soles in thousands, except share data)

(1)   Nature of Business

        Doe Run Peru S.R.L. (Doe Run Peru or the Company) is a Peruvian company incorporated on September 8, 1997, and since June 1, 2001, 99.9% owned by Doe Run Cayman Ltd. (Doe Run Cayman). Prior to June 1, 2001, Doe Run Peru was 99.9% owned by Doe Run Mining S.R.L. (Doe Run Mining), a subsidiary of Doe Run Cayman.

        Doe Run Peru is engaged in the mining, smelting and refining of polymetallic concentrates, producing mainly copper, lead, zinc and silver which are sold as refined metals primarily to customers located outside of Peru.

(2)   Basis of Presentation

        The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).

  Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

  Reclassifications

        Certain balances have been reclassified from their previous presentation in order to conform to their current year presentation.

(3)   Summary of Significant Accounting Policies

  Inventories

        Finished metals and concentrates, metals and concentrates in process, and raw materials are stated at the lower of cost or market. The last-in, first-out (LIFO) method of determining cost is used for the majority of the Company's inventories. Supplies and repair parts are principally stated at average cost, net of reserves for obsolescence.

        Inventory costs include concentrates purchased, labor, material and other production costs.

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. In accordance with Statement of Financial Accounting Standards Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment when events or circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment loss on such assets, as well as long-lived assets and certain identifiable intangibles to be disposed of, is measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

        Depreciation is calculated on a straight-line basis at the rates indicated in Note 7.

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

        As of November 1, 2002 the Company adopted Financial Accounting Standards Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

        Prior to the adoption of Statement No. 143, the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The cumulative effect related to the adoption of Statement No. 143 for the year ended October 31, 2003 was a loss of $92, a net decrease to plant, property and equipment of $1,613, and a decrease of $1,521 to the liability for asset retirement obligations.

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

  Revenue Recognition

        Sales are recorded as products are delivered to customers or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at time of delivery. Revenues are adjusted between month of delivery and month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices using applicable customer agreements.

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

(4)   Remeasurement into U.S. Dollars

        The methodology utilized for the remeasurement of nuevos soles (S/) into U.S. dollars, as established by Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, is as follows:

  (a)
  Non-monetary accounts have been remeasured at historical exchange rates.

  (b)
  Monetary accounts in Peruvian currency have been remeasured at free market average exchange rates in effect at the respective year-end. See Note 5.

  (c)
  Income and expenses have been remeasured at the average monthly exchange rates. Cost of sales was determined from its components once remeasured. The net effect of foreign exchange differences has been reflected in the accompanying statements of operations.

(5)   Foreign Currency Transaction and Exchange Risk Exposure

        Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates. The exchange rates in effect were S/3.325, S/3.473 and S/3.602 to U.S. dollar for assets at October 31, 2004, 2003 and 2002, respectively, and S/3.322, S/3.472 and S/3.600 to U.S. dollar for liabilities at October 31, 2004, 2003 and 2002, respectively.

        Assets and liabilities denominated in Peruvian nuevos soles (S/) are as follows:

	October 31,
	2004		2003		2002
Assets:
Cash	S/	221	S/	10,463	S/	12,346
Prepaid expenses and other current assets		3,213		5,533		2,915

		3,434		15,996		15,261

Liabilities:
Accounts payable		3,207		5,567		5,058
Accrued liabilities		37,915		37,176		32,491

		41,122		42,743		37,549

Net position	S/	(37,688)	S/	(26,747)	S/	(22,288)

        The Company recorded net foreign currency transaction gains (losses) relating to transactions denominated in Peruvian nuevos soles of $(471) for the year ended October 31, 2004, $(157) for the year ended October 31, 2003 and $97 for the year ended October 31, 2002, which have been reflected in the statements of operations.

(6)   Inventories

        Inventories consist of the following:

	October 31,
	2004	2003
Refined metals for sale	$8,356	$2,535
Metals and concentrates in process	44,523	39,654
Materials, supplies and spare parts	12,997	11,892

	$65,876	$54,081

        Materials, supplies and spare parts are stated net of reserves for obsolescence of $1,436 and $911 at October 31, 2004 and 2003, respectively.

        The FIFO cost of inventories valued under the LIFO cost method were approximately $78,977 and $48,828 at October 31, 2004 and 2003, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $26,417 and $7,350 higher at October 31, 2004 and 2003, respectively.

        As a result of reducing certain inventory quantities valued on the LIFO basis in 2003 and 2002, inventory costs prevailing in previous years were charged to cost of sales. The Company calculates the effect of LIFO liquidations on results of operations based on the current cost method. The effects of these liquidations on the results of operations in the years ended October 31, 2003 and 2002 were not significant.

(7)   Property, Plant and Equipment, Net

        Property, plant and equipment consists of the following:

		October 31,
	Average Annual Depreciation Rate
		2004	2003
Cost:
Land	—	$5,847	$5,948
Buildings and improvements	5% and 10%	35,966	36,456
Machinery and equipment	6.67%	105,317	99,654
Transportation units	33.33%	4,147	4,182
Other equipment	10% and 20%	20,328	20,050
Construction in progress	—	37,252	23,560

		208,857	189,850
Less accumulated depreciation		68,114	56,167

		$140,743	$133,683

        The implementation of Statement No. 143 resulted in a decrease to the cost of property, plant and equipment of $2,523, and a decrease in accumulated depreciation of $910 as of November 1, 2002. Changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional decrease to plant, property and equipment of $600 as of October 31, 2003. See additional disclosures related to Statement No. 143 in Note 12.

        Losses from impairment or retirement of long-lived assets for the year ended October 31, 2002 includes an impairment loss of $7,849 related to the Cobriza backfill plant project. This project was designed to enable the Company to put tailings produced from the mining process back into the mine. In fiscal year 2002, due to the lack of success in identification of new ore reserves at its Cobriza mine, the decrease in exploration activities as a result of the Company's financial condition, the outlook for continued low copper prices, and higher costs than were originally anticipated to complete the project, the Company made the decision to cease construction on the project.

(8)   Accrued Liabilities

        Accrued liabilities consist of the following:

	October 31,
	2004	2003
Salaries, wages and employee benefits	$10,513	$10,001
Accounts payable to contractors	5,983	3,977
Income taxes payable	1,601	1,601
Due to power company	4,415	4,062
Other accrued liabilities	4,687	3,377

	$27,199	$23,018

(9)   Debt

        Long-term debt consists of the following:

	October 31,
	2004	2003
Revolving credit facility	$39,400	$36,000
Sale and leaseback obligations	—	1,481
Capital leases	—	78

	39,400	37,559
Less current maturities	39,400	37,559

Long-term debt, less current maturities	$—	$—

        The revolving credit facility (the Doe Run Peru Revolving Credit Facility) allows Doe Run Peru to borrow up to $40,000 and expires September 23, 2005. The Doe Run Peru Revolving Credit Facility provides for working capital loans up to $40,000, including a limit on letters of credit of $5,000, but the total commitments may not exceed the maximum line of $40,000. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum for an effective rate of 4.95% at October 31, 2004. An unused line fee of .375% per annum on the average unused portion of the line is payable quarterly, in arrears. The Doe Run Peru Revolving Credit Facility is secured by accounts receivable and inventories. Availability of loans under the facility is limited to a percentage of Doe Run Peru's eligible accounts receivable and eligible inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under the Doe Run Peru Revolving Credit Facility were $39,400 and $36,000 at October 31, 2004 and 2003, respectively. At October 31, 2004 there was virtually no availability.

        The Doe Run Peru Revolving Credit Facility will require renegotiation to extend its term. Furthermore, a renegotiated Doe Run Peru credit facility will need to comply with the cash assignment requirements established by a supreme decree, should Doe Run Peru's Environmental Adjustment and Management Program (PAMA) be extended, as discussed in Note 12. There can be no assurance that Doe Run Peru will be successful in renewing the agreement, or if it is successful, that the renewal would be at terms favorable to Doe Run Peru.

        The Doe Run Peru Revolving Credit Facility contains certain covenants governing minimum net worth requirements, limitations on indebtedness and investments, capital expenditures, and restrictions on the payments of dividends in the event of default. The Company was in compliance with all of the covenants as of October 31, 2004.

        If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed in Note 10, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined under Doe Run Peru's Revolving Credit Facility. Such reduction along with other factors, including metal prices and results of operations, would affect Doe Run Peru's ability to comply with the net worth requirement.

        In 2002, The Doe Run Resources Corporation (Doe Run), Doe Run Cayman's parent, tendered a special term deposit in payment of a loan made to Doe Run Peru by a foreign bank, and, in return, Doe Run Peru delivered an intercompany note to Doe Run in an equivalent amount, plus accrued and unpaid interest, for an aggregate balance of $139,063. This intercompany note will not bear interest during the term of the Doe Run Peru Revolving Credit Facility. The due date of the intercompany note is October 1, 2005, however obligations under the intercompany note are subordinate to obligations under the Doe Run Peru Revolving Credit Facility.

(10) Taxation

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

  Tax Stabilization Agreement

        The Tax Stabilization Agreement expires as of December 31, 2006. Under this agreement, Doe Run Peru utilizes tax statutes prevailing as of November 6, 1997. The principal provisions of the agreement are as follows:

  •
  In exercise of the regulation permitted in the tenth clause of the Tax Stabilization Agreement, Doe Run Peru adopted the tax statutes prevailing as of November 6, 1997.

  •
  Custom duties will be calculated at rates ranging from 12% to 20%.

  •
  Free trade of its products.

  •
  No restrictions on the use of proceeds from export sales.

  •
  Free conversion of foreign currency generated by local sales.

  •
  No discrimination in foreign currency transactions.

  Contract of Guarantees and Measures to Promote Investments

        On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments, as modified in 2005. This agreement is effective beginning in the calendar year ended December 31, 2007, provided that Doe Run Peru complies with the committed investments related to the improvements of the facilities, and provides tax stability through December 31, 2021. The principal provisions are similar to those established in the Tax Stabilization Agreement, except that Doe Run Peru will utilize the tax statutes prevailing as of December 23, 1997.

        The current contract requires Doe Run Peru to spend $108,442 to expand and modernize its facilities, including environmental expenditures, by December 31, 2006. Through October 31, 2004, Doe

Run Peru had invested $84,314. The Contract of Guarantees and Measures to Promote Investments requires spending of approximately $38,000 before December 31, 2006 towards the construction of the sulfuric acid plant required by the PAMA as discussed in Note 12. If the Contract of Guarantees and Measures to Promote Investments is not amended to allow the required spending on the sulfuric acid plant to be replaced with spending on other projects, Doe Run Peru would lose the benefits described above.

  Peruvian Income Tax

        The Company had no expense relating to Peruvian income tax for the years ended October 31, 2004, 2003 and 2002, due to changes in valuation allowance described below.

        Peruvian income tax expense (benefit) differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:

	Year ended October 31,
	2004	2003	2002
Income tax expense at statutory rate	$93	$(6,122)	$(6,644)
Increase (reduction) in income tax expense
Resulting from:
Change in valuation allowance	(1,287)	5,473	4,375
Effect of converting Peruvian nuevos soles into U.S. dollars	—	—	(118)
Non-deductible interest on long term debt	—	—	675
Other, net	1,194	649	1,712

	$—	$—	$—

  Deferred Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2004	2003
Deferred tax assets:
Inventories	$7,865	$3,051
Property, plant and equipment	6,565	6,206
Accrued liabilities	2,488	2,207
Tax loss carryforwards	27,344	33,652
Other noncurrent assets and liabilities	1,035	1,454

	45,297	46,570
Less valuation allowance	(38,720)	(40,007)

Total deferred tax assets	6,577	6,563

Deferred tax liabilities:
Property, plant and equipment	(6,577)	(6,563)

Total deferred tax liabilities	(6,577)	(6,563)

Net deferred tax assets	$—	$—

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

        Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The valuation allowance decreased $1,287 for the year ended October 31, 2004 and increased $5,473 and $4,375 for the years ended October 31, 2003 and 2002, respectively.

  Tax Assessments

        On December 26, 2003, Peru's tax authority, SUNAT, notified Doe Run Peru of an income tax assessment for the 1998 tax year. On December 23, 2004, assessments were received for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru's income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years' taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru's fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount consisting of additional income taxes due, penalties and interest totals approximately $96,500.

        The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $800.

        Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

        On November 15, 2004, SUNAT notified Doe Run Peru of a Value Added Tax (VAT) assessment for the period from January through July 2004. On December 23, 2004. Doe Run Peru received additional VAT assessments for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru's exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $39,100. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru's VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $18,000 in regard to its exports with holding certificates.

        Management of the Company believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required. No amounts have been accrued as liabilities related to these actions.

(11) Employee Benefits

  Severance Indemnities

        Doe Run Peru is required to make monthly deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company's expense related to severance indemnity benefits was $3,428, $3,974 and $3,456 for the years ended October 31, 2004, 2003 and 2002, respectively.

  Workers' Profit Sharing

        In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru's taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers' profit sharing payments for the years ended October 31, 2004, 2003 and 2002, due to tax losses in those years.

(12) Commitments and Contingencies

  Environmental Matters

        La Oroya's operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru's business, financial condition and results of operations.

        Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Centromin, received approval from the Peruvian government for a PAMA that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru's operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

        Doe Run Peru has committed under its current approved PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

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

  •
  Improve the zinc ferrite disposal site

  •
  Domestic wastewater treatment and domestic waste disposal

  •
  Monitoring station

        An investment schedule in the PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. The required estimated annual spending on a calendar year basis for the projects approved in the La Oroya PAMA, as amended, most recently on January 25, 2002, are as follows:

Year	Estimated Cost
2005	$53,500
2006	67,700

$121,200

        Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya's PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

        On December 29, 2004 the Peruvian Government issued a supreme decree (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies have until December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

        Doe Run intends to apply for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA. The application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru's financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, the Company does not expect to apply for the extension until the end of 2005.

        Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru credit facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended.

        The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plant to be approximately $102,000. The Company cannot assure that it will be successful in obtaining the necessary financial security required.

        Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $143,000.

        Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

        The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru's business, financial condition and results of operations.

        Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru's business, financial condition and results of operations.

        The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

        Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of October 31, 2004 and October 31, 2003.

  Asset Retirement Obligations

        On November 1, 2002 Doe Run Peru adopted Statement No. 143. With the adoption of this Statement, asset retirement obligations (AROs) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be accreted to full value over time through charges to income. In addition, an asset retirement cost was capitalized as part of the related asset's carrying value and will subsequently be depreciated over the asset's useful life.

        Doe Run Peru has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

        Activity related to Doe Run Peru's AROs for the years ended October 31, 2004 and 2003 are as follows:

	October 31,
	2004	2003
AROs as of beginning of year	$1,643	$3,606
Transition adjustment	—	(1,521)
Liabilities settled	—	—
Accretion expense	223	158
Changes in estimated cash flows	—	(600)

AROs as of end of year	$1,866	$1,643

  Guarantee of Doe Run Debt

        Doe Run Cayman and its wholly-owned subsidiary, Doe Run Peru, have jointly and severally, fully, unconditionally guaranteed notes issued by Doe Run. The total principal amounts owed under these notes as of October 31, 2004 and 2003 was $241,967 and $218,803, respectively. These notes are secured by a second priority interest in substantially all of the assets of Doe Run's U.S. operations, except for substantially all accounts receivable and inventory.

        The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 9.

  Litigation

        All existing and pending litigations at the time of the acquisition of Doe Run Peru were retained by Centromin, the prior owner of the La Oroya smelter and Cobriza mine.

        Doe Run Peru is a defendant in 123 lawsuits in the Lima, Peru labor courts whereby workers have alleged damages from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers' insurance. The average claim is $18. Of seven concluded cases in this category, six were dismissed and one resulted in a payment by Doe Run Peru of $9.

        Doe Run Peru is also a defendant in 136 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $23. Of 22 concluded cases in this category, 21 were dismissed and one resulted in a payment by Doe Run Peru of $2. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 150 workers remaining in the lawsuit total approximately $660.

        On January 19, 2005 Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5.0 billion. Material liability to Doe Run Peru is believed to be remote because it is the opinion of management and outside counsel for Doe Run Peru that the probability under Peruvian law of this case proceeding to a conclusion at the favor of the plaintiffs is low. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

        The Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

  Letters of Credit and Other Contingent Obligations

        At October 31, 2004, the Company had outstanding customs bonds of $2,075 relating to materials and supplies and other purchases.

  Sales Commitments and Concentration

        The Company has commitments to sell approximately 100%, 100%, 80%, 75% and 25% of its anticipated 2005 gold, copper, zinc, lead and silver metal production, respectively under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

        Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru's three largest customers accounted for 17%, 14% and 10%, respectively, of net sales in the year ended October 31, 2004, 15%, 9% and 8%, respectively, of net sales in the year ended October 31, 2003, and 14%, 8% and 7%, respectively, of net sales in the year ended October 31, 2002. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

(13) Hedging and Derivative Financial Instruments

        The Company uses derivative financial instruments primarily to enhance revenue by receiving premiums on option contracts. The Company sells futures contracts and options and combinations thereof that effectively establish contract prices for sales and purchases that are acceptable to the Company, should the options be exercised. The options generate premium income, which enhance revenues. Because these instruments do not meet the requirements for hedge accounting under Statement No. 133, the changes in fair market value related to these instruments (including the time value portion), which reflect market prices and volatility at the balance sheet date, are recorded in results of operations, and are expected to increase the volatility of reported results.

        The unrealized gain or loss reflected in the statement of operations relates to the change in fair market value of derivative financial instruments that are not designated as hedges. For derivative instruments designated as hedges (futures contracts), the Company assesses effectiveness by comparing the changes in fair value or cash flows relating to the hedged transaction with all changes in the fair values or cash flows of the related derivative contract. Because the futures contracts fluctuate by the same amount as the hedged transaction (the change in the London Metal Exchange price), the hedges are considered effective.

        The fair market value of the Company's derivative financial instruments reflected in the Company's balance sheet as of October 31, 2004 and 2003 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

        The Company's open derivative positions as of October 31, 2004 were:

        Sold / (Purchased) futures contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity		Weighted Average Price	Fair Value		Period
Copper	1,102	tons	$2,400.41/ton		$(148,421)	Nov 04 - Aug 05
Silver	850,175 (987,300	oz )oz	$5.26/oz $5.56/oz	$ $	(1,191,098 1,088,910)	Nov 04 Nov 04
Gold	6,472 (6,198	oz )oz	$264.36/oz $299.91/oz	$ $	(792,370 538,445)	Nov 04 Nov 04

        Sold / (Purchased) call option contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity		Price range	Fair Value		Period
Silver	416,860 (54,850	oz )oz	$5.47 - $7.06/oz $7.06/oz	$ $	(479,378 10,889)	Dec 04 - Mar 05 Dec 04

        Sold / (Purchased) put option contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity		Price range	Fair Value	Period
Copper	(1,764	) tons	$2,512.90/ton	$204,748	Jan 05 - Apr 05

        The Company's open derivative positions as of October 31, 2003 were:

        Sold / (Purchased) futures contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity		Weighted Average Price	Fair Value	Period
Copper	3,519 (213	tons )tons	$1,839.10/ton $1,721.00/ton	$33,150 (122,788)	Nov 03 - Feb 04 Dec 03
Silver	850,175 (987,300	oz )oz	$5.21/oz $5.47/oz	507,548 (841,410)	Dec 03 Dec 03
Gold	6,472 (6,198	oz )oz	$262.08/oz $292.53/oz	(572,985 359,996)	Dec 03 Dec 03

        Sold / (Purchased) call option contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity		Price range	Fair Value	Period
Copper	550	tons	$1,720.00 - $1,760.00/ton	$(98,074)	Feb 04 - Mar 04
Silver	323,615 (109,700	oz )oz	$4.65 - $5.47/oz $4.88 - $5.01/oz	(42,658 2,926)	Nov 03 - Mar 04 Nov 03

        At October 31, 2004 and 2003, the Company had recorded an asset of $1 and $13, respectively, and a liability of $768 and $774, respectively, related to the fair values of these instruments.

        The Company does not obtain collateral or other security to support hedge instruments subject to credit risk but assesses the reliability and reputation of its counterparties before contracts are established.

(14) Fair Value of Financial Instruments

        The fair values of the Company's long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 2004 and 2003, the fair values of the Company's financial instruments were not materially different from their carrying amounts.

(15) Related Party Transactions

        The Company has signed the following agreements with Doe Run:

        Pursuant to the terms and conditions included in an International Sales Agency Services Contract dated November 1, 2000, Doe Run agreed to perform marketing and sales services for Doe Run Peru. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is 2.25% of the sales revenue. Doe Run Peru expensed $7,502, $9,046 and $8,574 for the years ended October 31, 2004, 2003 and 2002, respectively. Effective July 1, 2004, Doe Run and Doe Run Peru cancelled the International Sales Agency Services Contract under which Doe Run acted as a sales agent on behalf of Doe Run Peru.

Under the cancellation, the balance owed to Doe Run of $22,600 will be paid in $1,000 quarterly installments or as otherwise agreed by the parties.

        Pursuant to the terms and conditions included in a Hedging Services Contract renewed November 1, 2002, Doe Run agreed to perform trading and hedging services. The agreement is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is $42 per month. Doe Run Peru expensed $336 for the year ended October 31, 2004 and $504 for the years ended October 31, 2003 and 2002, respectively. On July 1, 2004 Doe Run and Doe Run Peru amended the Hedging Service Contract changing the terms of the commission calculation through January 1, 2006.

        In addition to the above, Doe Run has paid expenses on behalf of Doe Run Peru of $666 and $311 in 2004 and 2003, respectively. The following balances relating to inter-company transactions were outstanding as of October 31, 2004 and 2003:

  (a)
  As a result of these transactions, the Company had a due to related parties balance of $21,432 and $19,038 at October 31, 2004 and 2003, respectively.

  (b)
  Sales of refined metals to Doe Run were $2,996, $707 and $0 for the years ended October 31, 2004, 2003 and 2002, respectively. As a result of these sales the Company had a due from related parties of $1,994 and $88 as of October 31, 2004 and 2003, respectively and are included as trade account receivable in the balance sheet as of October 31, 2004 and 2003.

  (c)
  The Company has signed a subordinated promissory note payable to Doe Run in the aggregate principle amount of $139,063. See Note 9.

        Doe Run Peru has guaranteed notes of Doe Run. See the related discussion in Note 12.

        Certain of Doe Run's debt agreements contain covenants that limit the ability of Doe Run Peru to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur lines, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

(16) Geographic Data

        The following is an analysis of net sales by country of destination:

	Year Ended October 31,
	2004	2003	2002
USA	$133,394	$161,604	$119,998
Japan	99,821	57,034	26,573
Brazil	79,355	56,994	60,883
Peru	68,288	38,888	42,543
Taiwan	44,669	15,013	2,984
Switzerland	25,034	25,188	27,728
Spain	23,326	15,067	7,533
Other	92,528	66,425	130,044

Total net sales	$566,415	$436,213	$418,286

(17) Financial Condition

        For the year ended October 31, 2003 and for several years prior, Doe Run Peru reported recurring losses, primarily due to the decline of treatment charges Doe Run Peru received for processing raw materials over the prior five years, which had severely impacted Doe Run Peru's liquidity. Doe Run Peru had failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, which default continued into fiscal 2004. The Company has substantial environmental commitments that will affect the Company's liquidity. These issues combined raise substantial doubt about the Company's ability to continue as a going concern.

        Doe Run Peru's results of operations and liquidity had been severely impacted by declining treatment charges that Doe Run Peru received for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices for the past several years had also caused some of Doe Run Peru's current suppliers of concentrates to suffer financial distress, which had affected the availability of concentrate feed. During 2003, deliveries of lead and zinc concentrates to La Oroya from a major Peruvian supplier were below contracted amounts. While Doe Run Peru was able to replace a portion of this shortfall with concentrates from other suppliers, total concentrate receipts were less than expected and the resulting changes in concentrate mix and interruptions in delivery schedules adversely affected Doe Run Peru's metal production and results of operations. If one or more of Doe Run Peru's significant local suppliers were to cease delivery of concentrates, there could be no assurance La Oroya would be able to secure sufficient replacement feedstock at economically acceptable terms. If such shortages resulted in a significant interruption in feed supply, a material reduction in the production of metals from La Oroya or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company's results of operations, financial condition and liquidity.

        Doe Run Peru proceeded with efforts to identify alternative methods of achieving compliance with environmental requirements. These efforts included, but were not limited to, reducing or curtailing production from a portion of the plant thus eliminating the need for the equipment presently contemplated and replacing it with another alternative. These efforts took into consideration the impacts on profitability and liquidity, as well as other economic impacts. Doe Run Peru had intended to submit a request in 2004 to modify its existing requirements. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

        During fiscal year 2003, Doe Run Peru implemented cost savings, including a reduction of approximately 10% of its workforce, acceleration of cash receipts, as well as other measures, to improve its liquidity. In addition, the retirement of Doe Run Peru's loan from a foreign bank, reduced Doe Run Peru's interest payments by approximately $14,000 per year. These changes improved Doe Run Peru's cash flow and availability in 2003. The cash balance and net unused availability under Doe Run Peru's revolving credit facility were approximately $16,800 and $3,800 at October 31, 2003, respectively.

        Metal prices rose dramatically in 2004. Doe Run Peru's revenues and feed costs increased as a result of the price increases, as did accounts receivable, inventory and accounts payable as of October 31, 2004.

        Net unused availability at October 31, 2004 and 2003 under the Doe Run Peru Revolving Credit Facility was virtually none and $3,830, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run Peru were $6,905 and 16,794, respectively, at October 31, 2004 and 2003. Higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.

        As discussed in Note 12, Doe Run Peru's existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121,200. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

        The Peruvian Government has issued the Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plant contemplated by the original PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $143,000. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations.

        Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account. Such an arrangement is prohibited by Doe Run Peru's revolving credit facility, which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru credit facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru's PAMA be extended.

        The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The company currently expects the overall investment required to build the sulfuric acid plant to be approximately $102,000.

        Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

        A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility.

        These issues raise substantial doubt about the Company's ability to continue as a going concern. Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which is expected to improve Doe Run Peru's ability to make the investments under the PAMA, assuming an extension is received. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.

        Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $96,500 and $39,100, respectively, as discussed in Note 10. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $800 and $18,000 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers' profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

        Management believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required, which would have a significant adverse effect on liquidity.

        Management believes that the price improvements and other revenue enhancements, and the issuance of the Supreme Decree allowing an application to extend La Oroya's PAMA requirement for the construction of the sulfuric acid plant will enable Doe Run Peru to continue as a going concern through October 31, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        On July 27, 2004, the Company decided to replace KPMG LLP (KPMG) as the Company's independent auditors effective upon KPMG's completion of its review of the Company's financial statements as of and for the three months ended January 31, 2004. Such dismissal was effective as of July 30, 2004.

        The reports of KPMG on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

  •
  KPMG's report on the consolidated financial statements of the Company as of and for the years ended October 31, 2003 and 2002 contained a separate paragraph stating that "the Company has suffered recurring net losses, has a net capital deficiency, and has liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

  •
  In addition, KPMG's report on the consolidated financial statements of the Company as of and for the year ended October 31, 2003 contained a separate paragraph stating, "As discussed in Notes 1 and 20 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of November 1, 2002."

        In connection with its audit for each of the two most recent fiscal years and through July 30, 2004, the date of KPMG's dismissal, there had been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their report in the financial statements for such years.

        During the 2002 and 2003 fiscal years, and through July 30, 2004, there have been no reportable events as defined in Regulation S-K, Item 304(a)(1)(v).

        Effective as of August 25, 2004, Crowe Chizek and Company LLC (Crowe Chizek) accepted engagement to serve as the Company's Independent Certified Public Accountants. The Company's Audit Committee selected, and its Board of Directors ratified the appointment of, Crowe Chizek to serve as the Company's independent certified public accountants.

        During the Company's two most recent fiscal years ended October 31, 2002 and 2003, and through July 30, 2004, the Company did not consult with Crowe Chizek with respect to the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was either the subject of a disagreement or a reportable event.

Item 9A. Controls and Procedures

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded the Company's disclosure controls and procedures as of October 31, 2004 were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

Part III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth certain information regarding the directors and executive officers or significant employees of Doe Run:

Name	Age	Position
Ira Leon Rennert*	70	Chairman and Director of Doe Run
Jeffrey L. Zelms	60	Vice Chairman, President and Chief Executive Officer of Doe Run
Marvin K. Kaiser	63	Executive Vice President and Chief Administrative Officer of Doe Run
James W. Grubbs	58	Vice President Sales and Marketing
Jerry L. Pyatt	48	Vice President Domestic Operations and Chief Operating Officer of Doe Run
A. Bruce Neil	59	Vice President of Doe Run and President of Doe Run Peru
David A. Chaput	46	Vice President Finance, Treasurer and Chief Financial Officer of Doe Run
Dennis A. Sadlowski*	64	Director and Secretary of Doe Run
Thomas P. Krasner*	42	Director

*
Mr. Rennert was the sole director of Doe Run until the election, pursuant to the terms of the Investor Rights Agreement discussed below, of Messrs. Sadlowski and Krasner. Mr. Sadlowski was elected to Doe Run's Board of Directors effective October 29, 2002 and Mr. Krasner was elected to Doe Run's Board of Directors effective January 13, 2003. Pursuant to the terms of Doe Run's by-laws, directors and officers are appointed annually.

        Pursuant to the Investor Rights Agreement, Doe Run's Board of Directors was expanded to three members, consisting of Mr. Rennert, Mr. Sadlowski and Mr. Krasner. Mr. Krasner was nominated for election by the Majority Warrantholders. See "Item 13—Certain Relationships and Related Transactions."

        Ira Leon Rennert has been Chairman and Chief Executive Officer of Doe Run's indirect parent, Renco (including predecessors), since Renco's first acquisition in 1975 and has been Chairman and Director of Doe Run since its acquisition by Renco in April 1994. Renco holds interests in a number of manufacturing and mining concerns operating in businesses which do not compete with Doe Run, including, among others, controlling interests in WCI Steel, Inc. (WCI Steel) (where Mr. Rennert serves as Chairman) and U.S. Magnesium LLC and an interest in a joint venture which controls AM General LLC (the manufacturer of the HUMVEE®—where Mr. Rennert served as Chairman until August 2004). Mr. Rennert also owns, both through Renco and other entities, a portfolio of more passive investments. Mr. Rennert also owns indirect controlling interests in Magnesium Corporation of America (Magcorp) and Lodestar Energy, Inc. (Lodestar), both of which are no longer conducting active businesses and for both of which Mr. Rennert has served as Chairman of the Board. Magcorp (and its immediate parent company), Lodestar (and its immediate parent company) and WCI Steel, and certain of their respective subsidiaries, have filed for bankruptcy court protection under the U.S. Bankruptcy Code.

        Jeffrey L. Zelms has served as Vice Chairman of Doe Run since December 1998 and as President and Chief Executive Officer of Doe Run and its predecessor since August 1984. Mr. Zelms has over 30 years of experience in the mining industry. Mr. Zelms serves on the board of directors of Phoenix Textiles.

        Marvin K. Kaiser has served as Executive Vice President and Chief Administrative Officer since May 2004, as Executive Vice President and Chief Financial and Administrative Officer from

September 2001 through April 2004, and as Vice President and Chief Financial Officer of Doe Run and its predecessor from January 1994 through September 2001. From June 1989 to December 1993, Mr. Kaiser was the Chief Financial Officer of AMAX Gold, Inc., a gold producing company. Mr. Kaiser is a Certified Public Accountant.

        James W. Grubbs joined Doe Run on December 1, 2004 as Vice President Sales and Marketing. Prior to that time, Mr. Grubbs served as Vice President Marketing for Ok Tedi Mining Ltd. Mr. Grubbs has 29 years experience in the metals industry.

        Jerry L. Pyatt has served as Vice President Domestic Operations and Chief Operating Officer since September 2001. Prior to that time Mr. Pyatt served as Vice President Secondary Smelting of Doe Run and General Manager of Doe Run's resource recycling operation. Mr. Pyatt joined the Company in 1991 as a Metallurgical Engineer.

        A. Bruce Neil has served as President and General Manager of Doe Run Peru since September 1, 2003. He was named as a Vice President of Doe Run on October 11, 2004. Mr. Neil served as General Manager at the Glover Smelting Division from September 2001 to August 31, 2003. Prior to joining Doe Run in 1998, Mr. Neil held positions with ASARCO, where he was involved in custom lead refining, and with Noranda Inc. and Timminco Limited smelters in Quebec, New Brunswick and Ontario, Canada. He has over 30 years of experience in the metals industry.

        David A. Chaput was named Chief Financial Officer in May 2004, has served as Treasurer since February 1993 and as Vice President, Finance from September 2001. Prior to serving as Treasurer, Mr. Chaput served as Manager of Credit and Financial Services from June 1987 through January 1993. Mr. Chaput has 24 years of experience in the extractive and natural resources industries.

        Dennis A. Sadlowski, Esq. was appointed to Doe Run's Board of Directors on October 29, 2002. Mr. Sadlowski also serves as the Secretary of Doe Run. Mr. Sadlowski has served as the Vice President-Law of Renco since 1996.

        Thomas P. Krasner was appointed to Doe Run's Board of Directors on January 13, 2003. Mr. Krasner, a Chartered Financial Analyst, co-founded Concise Capital, a high yield hedge fund in January 2005. Mr. Krasner was Executive Vice President of Harch Capital Management, Inc., an investment management firm located in Boca Raton, Florida, from March 1999 through December 2003. From March 1996 through March 1999, Mr. Krasner was a Principal and Portfolio Manager at Biscayne Capital Management, Fort Lauderdale, Florida. Mr. Krasner currently serves as a member of the board of directors of Sterling Chemical, Inc. He previously served as Chairman of the Board, CEO and President of Trism, Inc. from January 2001 through December 2001. In December 2001, Trism, Inc. filed for bankruptcy court protection under the U.S. Bankruptcy Code. Mr. Krasner has also served as a member of the boards of directors of Birch Telecom, Inc. and FWT, Inc.

Corporate Governance and Code of Ethics

        The Board of Directors acts as the Audit Committee. Thomas P. Krasner has been designated by the Board of Directors as the "audit committee financial expert" as defined by Item 401 (h) (2) of Regulation S-K. The Board of Directors has determined that, in its judgment, Mr. Krasner meets all applicable independence standards to serve in such a capacity.

        The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other Company personnel. A copy of the Code of Ethics has been filed with this document and is available on the SEC's website at www.sec.gov.

Item 11. Executive Compensation

        The following table sets forth compensation earned for the fiscal years ended October 31, 2004, October 31, 2003 and October 31, 2002, or such shorter period as such employees were employed by the Company, to those persons who were either (a) the chief executive officer as of October 31, 2004 or (b) one of the Company's four other most highly compensated executive officers or executive employees as of October 31, 2004 (collectively with the Chief Executive Officer, the "named executive officers"). Certain balances under the "Bonus' and "All Other Compensation' columns have been reclassified from their previous presentation in order to conform to the current year presentation, which is described below.

Annual Compensation(a)(b)
Name and Principal Position						All Other Compensation(c)
	Year	Salary		Bonus
Jeffrey L. Zelms Vice Chairman, President and Chief Executive Officer	2004 2003 2002	$ $ $	500,000 500,000 500,000	$ $ $	491,287 250,408 250,000	$ $ $	18,593 56,432 84,611
Marvin K. Kaiser Executive Vice President and Chief Administrative Officer	2004 2003 2002	$ $ $	275,000 275,000 275,000	$ $ $	282,502 137,908 137,500	$ $	— 12,233 28,647
A. Bruce Neil Vice President President— Doe Run Peru	2004 2003 2002	$ $ $	216,500 135,667 107,000	$ $ $	186,376 17,710 14,300	$ $	71,255 34,855 —
Jerry L. Pyatt Vice President and Chief Operating Officer—U.S. Operations	2004 2003 2002	$ $ $	200,000 200,000 200,000	$ $ $	199,516 100,408 100,000	$ $	— 10,272 32,965
David A. Chaput Vice President Finance Treasurer and Chief Financial Officer	2004 2003 2002	$ $ $	185,000 170,000 170,000	$ $ $	191,139 90,563 17,421		— — —

(a)
In 2004, Messrs. Zelms, Kaiser, Neil, Pyatt and Chaput under the gainsharing bonus plan received $23,678, $12,936, $6,286, $9,471 and $8,490 respectively and under the performance bonus plan received $217,609, $132,066, $180,090, $90,045 and $97,649, respectively. Also in 2004, Messrs. Zelms, Kaiser, Pyatt and Chaput received stay bonuses of $250,000, $137,500, $100,000 and $85,000, respectively.

(b)
Value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus for any named executive officer.

(c)
The amount shown as "All Other Compensation" for 2004 for Mr. Zelms represents $8,593 of life insurance premiums, tax services and medical expenses, and $10,000 policy premiums under a split dollar life insurance agreement. The Company pays the premiums on a split dollar life insurance policy, and is entitled to receive the proceeds of the policy upon death of Mr. Zelms, termination of the agreement, or surrender or maturity of the policy.

        These individuals also participate the Company's profit sharing plan, which covers substantially all U.S. employees. The compensation is determined based on audited results, which are not yet final, and are not included in the table above. Management estimates that the compensation for all named executives under the plan is approximately $10 thousand for 2004. No amounts were paid under the plan for 2003 and 2002.

Net Worth Appreciation Agreements

        Messrs. Zelms, Kaiser, Pyatt and Chaput are each parties to net worth appreciation agreements, copies of which are exhibits to this report, with Doe Run, pursuant to which, upon termination of each person's employment with Doe Run, they are entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person's employment, and at three month intervals thereafter. The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. The following table summarizes the net worth appreciation agreements.

Executive Officer	Vested Credit as of 10/31/04 of Net Worth Appreciation Credit	Maximum Credit As of 11/1/07
Jeffrey L. Zelms	0.0%	5.0%
Marvin K. Kaiser	0.0%	1.5%
Jerry L. Pyatt	0.0%	1.0%
David A. Chaput	0.0%	0.5%

Retirement Plans

Pension Plan Table

	Approximate Annual Retirement Benefits
Average Final Compensation	15 Years of Service	20 Years of Service	25 Years of Service	30 Years of Service	35 Years of Service
$ 125,000	$28,125	$37,500	$46,875	$56,250	$65,625
150,000	33,750	45,000	56,250	67,500	78,750
175,000	39,375	52,500	65,625	78,750	91,875
200,000	45,000	60,000	75,000	90,000	105,000
225,000	50,625	67,500	84,375	101,250	118,125
250,000	56,250	75,000	93,750	112,500	131,250
300,000	67,500	90,000	112,500	135,000	157,500
400,000	90,000	120,000	150,000	180,000	210,000
450,000	101,250	135,000	168,750	202,500	236,250
500,000	112,500	150,000	187,500	225,000	262,500
600,000	135,000	180,000	225,000	270,000	315,000
700,000	157,500	210,000	262,500	315,000	367,500
800,000	180,000	240,000	300,000	360,000	420,000
900,000	202,500	270,000	337,500	405,000	472,500
1,000,000	225,000	300,000	375,000	450,000	525,000

        The preceding table shows the estimated amount of annual retirement income (calculated as a straight life annuity benefit) payable to employees under The Doe Run Resources Corporation Retirement Plan for Salaried Employees (the Plan), supplemented by the Doe Run Resources Corporation Supplemental Employee Retirement Plan (SERP) at age 65. The SERP is a non-qualified plan under which any benefits not payable from Plan assets by reason of the limitations imposed by the Internal Revenue Code of 1986, as amended (the Code) are paid by the Company. The benefits paid are not subject to any deduction for Social Security. In the case of Mr. Zelms and Mr. Pyatt, benefits are offset by pension benefits they are entitled to receive under pension plans maintained by other employers that at one point in time were related to Doe Run.

        Retirement benefits are based on a member's average monthly "compensation" for the highest 36 consecutive months out of the final 120 months. "Compensation" covered by the Plan includes basic salary, overtime pay, cash bonuses, amounts contributed through a salary reduction arrangement to a qualified plan which meets the requirements of Section 401(k) of the Code or to a cafeteria plan which meets the requirements of Section 125 of the Code. "Compensation" covered by the Plan does not include commissions, income from the exercise of stock options or income from shadow stock, other special pay or allowances, severance pay, payments in the nature of royalties, and the cost to the Company of any public or private employee benefit plan.

        As of December 31, 2004, the following executive officers had completed the number of years of service indicated opposite their names: Jeffrey L. Zelms, 36 years; Marvin K. Kaiser, 11 years; Jerry L. Pyatt, 25 years; David A. Chaput, 17 years; and A. Bruce Neil, 6 years. Covered compensation under the Plan for the year ended October 31, 2004 did not differ by more than 10% from the compensation disclosed in the Summary Compensation Table.

Compensation of Directors

        Directors, other than the Independent Director, receive no pay for their services. The Independent Director is paid $24 thousand annually for duties that include attending four regularly scheduled meetings each year. For each additional meeting, the Independent Director receives $6 thousand or $3 thousand for attending in person or participating telephonically, respectively.

Employment Agreements

        Messrs. Zelms, Kaiser, Pyatt, Chaput and Grubbs are parties to employment agreements with Doe Run. The agreements require that, during the term of their employment, the officers shall not, directly or indirectly, engage in any aspect of the business of lead mining, milling, recycling or sale within the continental United States as an officer, director, partner, proprietor, investor, associate, employee or consultant except with the Company. In addition, each of the named executive officers has agreed to maintain the confidentiality of information obtained during employment with the Company.

        The agreements are automatically renewable for additional one-year terms, unless either party gives written notice at least three months prior to the respective renewal dates. Pursuant to the terms of these agreements compensation is composed of: 1) a base annual salary, 2) certain year-end bonuses and 3) such additional amounts, if any, as the Chairman may determine from time to time in his discretion, subject to the terms of the credit agreements.

        Mr. Neil is a party to an employment agreement with Doe Run Peru. The term of the agreement is through April 30, 2006. Pursuant to the terms of this agreement compensation is composed of: 1) a base annual salary, 2) certain year-end bonuses and 3) payments as a result of his international assignment in Peru.

        On November 1, 2002, Doe Run executed amendments to or restated the employment agreement of each of the named executive officers. Terms of the specific agreements as follows:

		Annual
	End of Term	Base Salary	Stay Bonus
Jeffrey L. Zelms	October 31, 2005	$500,000	$250,000
Marvin K. Kaiser	October 31, 2005	$275,000	$137,500
Jerry L. Pyatt	October 31, 2005	$200,000	$100,000
David A. Chaput	October 31, 2005	$200,000	$85,000

        Pursuant to this amendment, each named executive officer received a stay bonus. These stay bonuses are also payable, in the same amounts as set forth above, on November 1, 2004 and 2005, assuming the applicable executive is employed by the Company at such time.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of Doe Run's common stock by each beneficial owner of 5% or more of the common stock, each director and each named executive officer of Doe Run during the last fiscal year, and all directors and executive officers of Doe Run as a group. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares or interests, as applicable, shown as beneficially owned by them.

Name	Number of Shares	Percent
The Renco Group, Inc.(a)(b)	1,000	100.0%
DR Acquisition Corp.(a)	1,000	100.0
Ira Leon Rennert(a)(b)	1,000	100.0
Directors and executive officers as a group	1,000	100.0

(a)
The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, Suite 4225, New York, New York 10112.

(b)
Renco is deemed to beneficially own the common stock of Doe Run owned by DR Acquisition Corp. due to the ownership by Renco of all of the outstanding common stock of DR Acquisition Corp., and Mr. Rennert is deemed to beneficially own the common stock of Doe Run owned by Renco due to the ownership of all of the outstanding common stock of Renco through trusts established by him for himself and members of his family.

        By virtue of Renco's indirect ownership of all of the outstanding common stock of Doe Run, and Mr. Rennert's ownership of the stock of Renco, Mr. Rennert is in position to influence actions that require the consent of a majority of the holders of equity interests in Doe Run and its subsidiaries, subject to the approval of the Independent Director, which is required for certain transactions. See the discussion below in "Item 13. Certain Relationships and Related Transactions" for actions that require approval by the Independent Director.

Item 13. Certain Relationships and Related Transactions

        Under a management consultant agreement, dated as of April 7, 1994, as amended (Management Consultant Agreement), between Renco and Doe Run, Doe Run owes an annual fee of $2.4 million to Renco. The Management Consultant Agreement provides that Doe Run shall not make any payment, which would violate any of its agreements with respect to any of its outstanding indebtedness. The Management Consultant Agreement extends to October 31, 2006 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2004, Doe Run recorded expense of $2.4 million pursuant to the Management Consultant Agreement and made payments of $1.2 million to Renco. At October 31, 2004, $7.6 million remained unpaid to Renco. The Company believes that the cost of obtaining the type and quality of services rendered by Renco under the Management Consultant Agreement was, and continues to be, no less favorable than that at which the Company could obtain such services from unaffiliated entities.

        At times, to obtain the advantages of volume, Renco purchased certain insurance policies for a number of its subsidiaries, including the Company. The actual cost of such policies, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2004, 2003 and 2002, the

Company made payments to Renco of approximately $35 thousand, $23 thousand and $299 thousand, respectively, under the Renco insurance program. These insurance payments were primarily for losses incurred prior to 2000 under policies in effect at such time.

        Doe Run is subject to a tax sharing agreement with Renco effective October 29, 2002, as amended January 30, 2004. Pursuant to the agreement, Doe Run is required to make quarterly payments based on a pro forma federal and state income tax liability, assuming that Doe Run is not and never was a subsidiary of Renco, plus amounts reasonably determined by Renco to cover tax liabilities of current or prior years not reflected in Doe Run's pro forma tax calculations. Until the obligations under the Doe Run Revolving Credit Facility, the 11.75% Notes and the Warrants have expired, the pro forma income tax liabilities will assume that Doe Run became a C corporation under the Code on the day after Restructuring, and will include no income attributable to any cancellation of indebtedness prior to the Restructuring or any effect of such cancellation on the basis of the assets of Doe Run. No amounts have been due under the agreement since its inception.

        Renco has elected for the Company to be treated as a QSSS for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company's income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company's foreign subsidiaries. As a result, the Company's taxable income will be included in Renco's shareholders' income tax returns. Generally, no provision for U.S. federal income taxes will be included in the Company's statements of income for periods beginning after October 31, 1998. The Company will continue to provide for foreign, state and local income taxes for those taxing jurisdictions that do not recognize QSSS status. However, under the "built-in gains" provisions of the Code, federal and state taxes may become payable and will be charged to the Company's statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the QSSS election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management's present intent to trigger any taxes under the built-in gains provisions of the Code. The Company may still make payments to Renco pursuant to the tax sharing agreement discussed above.

        On March 21, 2003 Renco and the Term Note lenders entered into a Term Note assignment agreement whereby, Renco purchased all of the rights of the agent and lenders under the Term Note. The Term Note was amended April 30, 2004 to amend, among other things, financial covenants and waive covenant defaults.

        The Company is a member of a controlled group with other Renco-owned companies. Accordingly the Company is jointly and severally liable with all other members of the controlled group under Title IV of ERISA for obligations of other members of the controlled group that could include certain pension funding and excise taxes in the event that any member of the controlled group does not satisfy certain of its pension obligations arising pursuant to ERISA.

        In such an event, statutory liens would arise in favor of the PBGC upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval for a PBGC Termination and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC Termination occurs, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements would have a materially adverse effect on the Company's financial condition and liquidity.

        Pursuant to an Investor Rights Agreement, dated as of October 29, 2002, at any time during which the Warrants issued pursuant to Doe Run's Restructuring are outstanding, Doe Run's Board of Directors will consist of three individuals, two of whom are to be nominated by the stockholder of Doe Run, and one of whom, the Independent Director, is to be nominated by the Majority Warrantholders. Pursuant to the Investor Rights Agreement, Doe Run may not take, nor permit any of its subsidiaries to take, certain actions without the approval of the Independent Director. These actions include filing a voluntary bankruptcy petition, merging or consolidating with another entity, issuing capital stock or securities convertible into capital stock, making certain changes to its charter documents or incurring certain levels of indebtedness. The Majority Warrantholders have chosen Thomas P. Krasner as the Independent Director. See "Item 10. Directors and Executive Officers of the Registrant."

        Under certain circumstances (including a default by Doe Run on its payment obligations under the Warrants or in the event that Doe Run is the subject of certain insolvency proceedings), the holders of a majority of the Warrants will be entitled to cause the stockholder of Doe Run to elect a Special Director to Doe Run's Board of Directors. The Special Director will be entitled to cast a majority of the votes at all meetings of directors. Doe Run will be required to take any of the following actions if approved by the Special Director: (i) sell all of its capital stock or that of any of its subsidiaries, (ii) merge or consolidate itself or any of its subsidiaries with any other entity and (iii) sell off any or all of its assets or any of its subsidiaries and apply the proceeds of such sale to cure any payment default with respect to the Notes.

        On October 29, 2002, Renco purchased 2,000 shares of Redeemable Preferred Stock of Doe Run for $20.0 million. The Redeemable Preferred Stock accrues dividends at a rate of 12.5% per annum, which are payable only in kind as long as the Term Note or Warrants are outstanding. The Redeemable Preferred Stock ranks senior to all other classes of capital stock of Doe Run for purposes of liquidation preference and dividends and is redeemable, at the option of Renco, at any time after May 1, 2009. Renco was issued 251 and 282 shares on November 1, 2003 and October 31, 2004, respectively, as payment of the aforementioned dividends. See "Item 8. Financial Statements and Supplementary Data—Note 9 to the Company's Consolidated Financial Statements" for further information regarding the Redeemable Preferred Stock and related dividends.

Item 14. Principal Accounting Fees and Services

        Crowe Chizek served as the Company's independent certified public accountants for the fiscal year ended October 31, 2004. KPMG served as the Company's independent certified public accountants for the fiscal year ended October 31, 2003.

        The following fees were paid to Crowe Chizek and KPMG for services rendered during the Company's last two fiscal years (in thousands):

  •
  Audit Fees:    $521 to Crowe Chizek and $35 to KPMG for the fiscal year ended October 31, 2004 and $468 to KPMG for the fiscal year ended October 31, 2003 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

  •
  Audit-related Fees:    $0 to Crowe Chizek for the fiscal year ended October 31, 2004 and $0 to KPMG for the fiscal year ended October 31, 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements, other than fees reported above.

  •
  Tax Fees:    $0 to Crowe Chizek for the fiscal year ended October 31, 2004, and $0 to KPMG for the fiscal year ended October 31, 2003 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

  •
  All Other Fees:    $0 to Crowe Chizek for the fiscal year ended October 31, 2004, and $0 to KPMG for the fiscal year ended October 31, 2003 for products and services provided by the principal accountant, other than the services reported above.

        The Company's board of directors has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent certified public accountants. The policy provides for pre-approval by the board of directors of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

Part IV

Item 15. Exhibits, Financial Statement Schedules

        (a).  Documents filed as part of this Form 10-K:

    1.
    Financial Statements (included in Part II, Item 8):

    a)
    The Doe Run Resources Corporation

        Independent Auditors' Report
        Consolidated Balance Sheets—October 31, 2004 and 2003
        Consolidated Statements of Operations—Years ended October 31, 2004, 2003 and 2002
        Consolidated Statements of Comprehensive Income (Losses) and Shareholder's Equity (Deficit)—Years ended October 31, 2004, 2003 and 2002
        Consolidated Statements of Cash Flows—Years ended October 31, 2004, 2003 and 2002
        Notes to Consolidated Financial Statements

      b)
      Doe Run Peru S.R.L

        Independent Auditors' Report
        Balance Sheets—October 31, 2004 and 2003
        Statements of Operations—Years ended October 31, 2004, 2003 and 2002
        Statements of Changes in Shareholders' Equity (Deficit)—Years ended October 31, 2004, 2003 and 2002
        Statements of Cash Flows—Years ended October 31, 2004, 2003 and 2002
        Notes to Financial Statements

    2.
    Financial Statement Schedules.

      All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

    3.
    Exhibits Required to be Filed by Item 601 of Regulation S-K.

      The information called for by this paragraph is contained in the Exhibit Index of this report, which is incorporated herein by reference.

        (b).  Exhibits.

    The information called for by this paragraph is contained in the Exhibit Index of this report, which is incorporated herein by reference.

        (c).  Financial Statement Schedules.

    All schedules have been omitted as the required information is not present in sufficient amounts or the required information is included elsewhere in the Consolidated Financial Statement or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION (Registrant)
By:	/s/ JEFFREY L. ZELMS Jeffrey L. Zelms Vice Chairman, President and Chief Executive Officer
March 23, 2005 (Date)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ira Leon Rennert Chairman of the Board and Director	/s/ IRA LEON RENNERT Signature	March 23, 2005 Date
Jeffrey L. Zelms Vice Chairman, President and Chief Executive Officer (principal executive officer)	/s/ JEFFREY L. ZELMS Signature	March 23, 2005 Date
David A. Chaput Chief Financial Officer Vice President and Treasurer (principal financial officer and principal accounting officer)	/s/ DAVID A. CHAPUT Signature	March 23, 2005 Date
Dennis A. Sadlowski Director and Secretary	/s/ DENNIS A. SADLOWSKI Signature	March 23, 2005 Date
Thomas P. Krasner Director	/s/ THOMAS P. KRASNER Signature	March 23, 2005 Date

        SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS, WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

        No annual report to security holders covering the registrant's 2004 fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Doe Run.(1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Doe Run.(10)
3.3	Amended and Restated By-laws of Doe Run.(10)
3.4	Certificate of Incorporation of FPI.(1) Ex. 3.3
3.5	Bylaws of FPI.(1) Ex. 3.4
3.6	Certificate of Incorporation of Doe Run Cayman.(1) Ex. 3.5
3.7	Memorandum and Articles of Association of Doe Run Cayman.(1) Ex. 3.6
3.8	Constitución de Sociedad Comercial de Responsibilidad Limitada de Doe Run Peru (with English translation).(1)
3.10	Certificate of Formation of DRLH.(3)
3.11	Limited Liability Company Agreement of DRLH.(3)
3.12	Certificate of Formation of The Buick Resource Recycling Facility LLC.(10)
3.13	Limited Liability Company Agreement of The Buick Resource Recycling Facility.(10)
4.1.1
Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run Peru, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 1/4% Senior Notes due 2005, Series A, Floating Interest Rate Senior Notes due 2003, Series A, 11 1/4% Senior Notes due 2005, Series B and Floating Interest Rate Senior Notes due 2003, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(1)
4.1.2
First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(2)
4.1.3
Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(3)
4.1.4
Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza and DR Land Holdings, LLC (DRLH), as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(3)
4.1.5
Fourth Supplemental Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, Doe Run Cayman, FPI, DR Land Holdings, Doe Run Peru and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998.(10)
4.2.1
Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 1/4% Senior Secured Notes due 2005, Series A and 11 1/4% Senior Secured Notes due 2005, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(2)

4.2.2
First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998.(3)
4.2.3
Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza and DRLH, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998.(3)
4.2.4	Pledge Agreement, dated as of January 15, 1999, by Doe Run to State Street Bank and Trust Company.(3)
4.2.5
Third Supplemental Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, Doe Run Cayman, FPI, DR Land Holdings, Doe Run Peru and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998.(10)
4.4
Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Jefferies & Company, Inc., relating to the 11 1/4% Senior Secured Notes due 2005.(2)
4.5.1
Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, The Buick Resource Recycling Facility, DR Land Holdings, FPI, Doe Run Peru, Doe Run Cayman and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 3/4% Notes due 2008 and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees).(10)
4.5.2
Security Agreement, dated as of October 29, 2002, by and among Doe Run, Doe Run Cayman, DR Land Holdings, FPI, The Buick Resource Recycling Facility and State Street Bank and Trust Company, as trustee and collateral agent.(10)
4.5.3
Warrant Agreement, dated as of October 29, 2002, by and between Doe Run and State Street Bank and Trust Company, as warrant agent (containing, as an exhibit, a specimen of the Warrant Certificate).(10)
4.5.4	Investor Rights Agreement, dated as of October 29, 2002, by and among Doe Run, DR Acquisition Corp., The Renco Group, Inc. and State Street Bank and Trust Company, as Warrant Agent.(10)
4.5.5
Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of October 29, 2002, by and among Doe Run and Lisa M. Haines, as trustee, for the benefit of State Street Bank and Trust Company.(10)
4.5.6	Participations Pledge Agreement, dated as of October 29, 2002, by and among Doe Run Cayman, State Street Bank and Trust Company, Regiment Capital Advisors, L.L.C. and Doe Run Peru.(10)
4.5.7	Intercreditor Agreement, dated as of March 21, 2003 by and among Congress Financial Corporation, The Renco Group, Inc. and U.S. Bank National Association.(10)
4.5.8	Environmental Compliance and Indemnity Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and State Street Bank and Trust Company.(10)
4.6	Stock Purchase Agreement, dated as of October 29, 2002, by and between Doe Run and The Renco Group, Inc.(10)

10.1.1	Amended and Restated Executive Employment Agreement, dated as of April 7, 1994, as amended through November 1, 2002, between Doe Run and Jeffrey L. Zelms.(10)
10.1.2	Amended and Restated Executive Employment Agreement, dated as of April 7, 1994, as amended through October 31, 2002, between Doe Run and Marvin K. Kaiser.(10)
10.1.3	Certified Translation of Employment Agreement, dated as of March 31, 2003, between Doe Run Peru and A. Bruce Neil.(11)
10.1.4	Executive Employment Agreement, dated as of September 17, 2001, between Doe Run and Jerry L. Pyatt.(11)
10.1.5	Employment Agreement, dated as of April 7, 1994, between Doe Run and David A. Chaput.(11)
10.1.6	Employment Agreement, dated as of November 18, 2004, between Doe Run and James W. Grubbs.(11)
10.1.7	Amendment One to Employment Agreement dated November 1, 2002, between Doe Run and David A. Chaput.(11)
10.1.8	Amendment One to Amended and Restated Executive Employment Agreement dated November 1, 2002 between Doe Run and Marvin Kaiser.(11)
10.1.9	Amendment One to Employment Agreement dated November 1, 2002 between Doe Run and Jerry L. Pyatt.(11)
10.1.10	Amendment One to Amended and Restated Executive Employment Agreement dated November 1, 2002 between Doe Run and Jeffrey L. Zelms.(11)
10.1.11	Certified Translation of First Amendment to Employment Agreement dated June 1, 2004 between Doe Run Peru and A. Bruce Neil (amendment to Exhibit 10.1.3).(11)
10.2.1	Net Worth Appreciation Agreement, dated as of November 1, 2002, between Doe Run and Jeffrey L. Zelms.(11)
10.2.2	Net Worth Appreciation Agreement, dated as of November 1, 2002, between Doe Run and Marvin K. Kaiser.(11)
10.2.3	Net Worth Appreciation Agreement, dated as of November 1, 2002, between Doe Run and Jerry L. Pyatt.(11)
10.2.4	Net Worth Appreciation Agreement, dated as of November 1, 2002, between Doe Run and David A. Chaput.(11)
10.3	The Doe Run Resources Corporation Supplemental Employee Retirement Plan.(1)
10.4	The Doe Run Company Executive Tax Services Plan.(1)
10.5.12
Amended and Restated Loan and Security Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent.(10)
10.5.13
Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of March 11, 2003, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent.(10)

10.5.14
Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of April 9, 2004, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent.(10)
10.6
Contrato de Transferencia de Acciones, Aumento del Capital Social y Suscripción de Acciones de La Empresa Metalúrgica La Oroya S.A.(Contract of Stock Transfer, Capital Increase and Stock Subscription) (with English translation).(1)
10.7	Programa de Adecuación y Manejo Ambiental (Environmental Remedy and Management Program) (with English translation).(1)
10.8.1
Convenio de Estabilidad Jurídica Entre el Estado y La Empresa Metalúrgica La Oroya S.A.(Legal Stability Agreement between the State and Empresa Metalúrgica La Oroya S.A.) (with English translation).(1)
10.8.2	Convenio de Estabilidad Jurídica con Doe Run Mining S.R. Ltda.(Legal Stability Agreement with Doe Run Mining Commission for Foreign Investments and Technologies) (with English translation).(1)
10.8.3	Convenio de Estabilidad Jurídica con Doe Run Mining S.R. Ltda.(Legal Stability Agreement with Doe Run Mining Ministry of Energy and Mines) (with English translation).(1)
10.8.4	Convenio de Estabilidad Jurídica con Doe Run Perú S.R. Ltda.(Legal Stability Agreement with Doe Run Peru Minister of Energy and Mines) (with English translation).(1)
10.8.5	Convenio de Estabilidad Jurídica con Doe Run Perú S.R. Ltda.(Legal Stability Agreement with Doe Run Peru Vice Minister of Mines) (with English translation).(1)
10.8.6	Convenio de Estabilidad Jurídica con Doe Run Cayman Ltd.(Legal Stability Agreement with Doe Run Cayman Commission for Foreign Investments and Technologies) (with English translation).(1)
10.8.7	Remite Contrato de Estabilidad Administrativa Ambiental (Environmental Stability Agreement) (with English translation).(1)
10.10
Contrato de Afectación en Garantía de Pagos y/o Cobranzas y de Cuentas Cobranza (Collection Account Agreement), dated June 11, 1998, between Banco de Crédito del Perú and Doe Run Peru (with English translation).(1)
10.11	Contrato de Prenda de Minerales (Ore Collateral Agreement), dated June 11, 1998, between Banco de Crédito del Perú and Doe Run Peru (with English translation).(1)
10.12	Security Agreement, dated as of September 1, 1998, by Doe Run in favor of State Street Bank and Trust Company, as trustee and collateral agent.(2)
10.13	Intercreditor Agreement, dated as of September 1, 1998, between State Street Bank and Trust Company, as note trustee, and Congress Financial Corporation, as lender.(2)
10.14	Management Consulting Agreement, dated as of April 17, 1994, as amended, between The Renco Group, Inc. and The Doe Run Resources Corporation.(3)
10.15
Financial leasing dated January 20, 1999 entered into by and between Credito Leasing S.A. and Banco de Credito del Peru as party of the first part and Doe Run Peru S.R.L. as party of the second part (English).(5) Ex. 10.1
10.16	Unconditional Guarantee dated June 11, 1999 by and among the Doe Run Resources Corporation, Boeing Capital Corporation and First Security Bank, N.A.(5) Ex 10.2.1
10.17	Promissory Note dated July 6, 1999 by and among Boeing Capital Corporation and First Security Bank, N.A.(5) Ex 10.2.2

10.18	Loan and Security Agreement dated June 11, 1999 by and among Boeing Capital Corporation and First Security Bank, N.A.(5) Ex 10.2.3
10.19.1	Credit Agreement, dated as of October 29, 2002, by and among Doe Run, the lenders party thereto and Regiment Capital Advisors, L.L.C., as agent for the lenders.(10)
10.19.2	Term Note, dated as of October 29, 2002, between Doe Run and Regiment Capital Advisors, L.L.C.(10)
10.19.3	Term Note, dated as of October 29, 2002, between Doe Run and Lathi, LLC.(10)
10.19.4
Guarantee and Security Agreement, dated as of October 29, 2002, by and among DR Acquisition Corp., Doe Run, Doe Run Cayman, Doe Run Peru, Doe Run Development, DR Land Holdings, FPI, The Buick Resource Recycling Facility and Regiment Capital Advisors, L.L.C.(10)
10.19.5	Intercreditor Agreement, dated as of March 21, 2003, between Congress Financial Corporation and The Renco Group, Inc.(10)
10.19.6
Deed of Trust, Security Agreement, Fixture Filing and Assignment of Leases and Rents, dated as of October 29, 2002, by and among Doe Run and Lisa M. Haines, as trustee, for the benefit of Regiment Capital Advisors, L.L.C.(10)
10.19.8	Environmental Compliance and Indemnity Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and Regiment Capital Advisors, L.L.C.(10)
10.19.9
Assignment and Acceptance dated as of March 21, 2003 by and among Doe Run, Regiment Capital II, L.P. and Lathi, LLC, as assignors, The Renco Group, Inc., as assignee and new agent and Regiment Capital Advisors, L.L.C. as prior agent.(10)
10.19.10	Amended and Restated Credit Agreement dated as of April 30, 2004 by and between Doe Run and The Renco Group, Inc., as agent and lender (10)
10.20	Asset Transfer Agreement, dated as of October 29, 2002, by and between Doe Run and The Buick Resource Recycling Facility.(10)
10.22	Amended and Restated Tax Sharing Agreement, effective as of October 30, 2002, by and between Doe Run and The Renco Group, Inc.(10)
10.23.1	Subordinated Promissory Note dated September 12, 2002 between Doe Run and Doe Run Peru.(10)
10.23.2	Correspondence relating to cancellation of previously existing deposit and loan facilities with Banco de Credito Overseas Limited.(10)
10.24.1	Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation).(10)
10.24.2	Accounts Receivable Assignment of Rights Agreement dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation).(10)
10.24.3	Global and Floating Pledge Agreement dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation).(10)
10.24.4	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated February 16, 2004.(10)
14	Code of Ethics.(11)
21	List of Subsidiaries of Registrant.(10)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(11)

(1)
Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended (File No. 333-52285), originally filed May 11, 1998.

(2)
Incorporated by reference to Form 8-K (File No. 333-52285) filed September 16, 1998.

(3)
Incorporated by reference to the same numbered exhibit filed with the Registration Statement on Form S-4, as amended (File No. 333-66291), originally filed October 29, 1998.

(4)
Incorporated by reference to the exhibit number in Form 10-Q filed June 11, 1999.

(5)
Incorporated by reference to the exhibit number in Form 10-Q filed September 13, 1999.

(6)
Incorporated by reference to the exhibit number in Form 10-K filed January 26, 2000.

(7)
Incorporated by reference to the exhibit number in Form 10-Q filed June 8, 2000.

(8)
Incorporated by reference to the exhibit number in Form 10-K filed January 29, 2001.

(9)
Incorporated by reference to the exhibit number in Form 10-K filed May 16, 2002.

(10)
Incorporated by reference to the exhibit number in Form 10-K filed June 2, 2004.

(11)
Filed with this Form 10-K.