Form 10-Q
period 2005-01-31
DOE RUN RESOURCES CORP
filed 2005-04-15
CIK 1061112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005
or
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

(314) 453-7100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐	Yes	☒	No

Note: The Registrant files pursuant to an indenture, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2005:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION
INDEX TO FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits.

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share data)

	January 31, 2005	October 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash	$5,486	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	70,433	64,219
Inventories	118,590	103,309
Prepaid expenses and other current assets	52,744	35,858
Total current assets	247,253	223,704
Property, plant and equipment, net	238,915	229,640
Other noncurrent assets, net	3,862	4,075
Total assets	$490,030	$457,419

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$95,785	$96,767
Accounts payable	89,977	65,855
Accrued liabilities	77,820	83,878
Total current liabilities	263,582	246,500

Long-term debt, less current maturities	320,585	320,561
Other noncurrent liabilities	74,789	75,765
Total liabilities	658,956	642,826

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,533 shares issued and outstanding; liquidation and redemption value	26,121	25,329

Shareholder’s deficit:
Common stock, $.10 par value per share, 1,667 shares authorized; 1,000 shares issued and outstanding	—	—
Additional paid-in capital	—	—
Accumulated deficit	(153,115)	(168,700)
Accumulated other comprehensive losses	(41,932)	(42,036)
Total shareholder’s deficit	(195,047)	(210,736)
Total liabilities and shareholder’s deficit	$490,030	$457,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	Three Months Ended January 31,

	2005	2004

Net sales	$235,659	$190,004

Costs and expenses:
Cost of sales	198,003	178,411
Depreciation, depletion and amortization	6,137	6,465
Selling, general and administrative	10,828	9,126
Unrealized (gain) loss on derivative financial instruments	(798)	5,024
Other	1,837	1,031
Total costs and expenses	216,007	200,057

Income (loss) from operations	19,652	(10,053)

Other income (expense):
Interest expense, net	(3,441)	(3,177)
Other, net	476	(50)
	(2,965)	(3,227)

Income (loss) before income tax expense	16,687	(13,280)

Income tax expense	—	565

Net income (loss)	$16,687	$(13,845)
Preferred stock dividends	(792)	(625)
Net income (loss) allocable to common shares	$15,895	$(14,470)

Total comprehensive income (loss)	$16,791	$(13,290)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended January 31,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$16,687	$(13,845)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	6,137	6,465
Imputed interest and amortization of deferred financing costs	1,346	1,372
Unrealized (gain) loss on derivative financial instruments	(798)	5,024
Losses from impairment and disposal of long-lived assets	1,210	708
Decrease resulting from other changes in assets and liabilities	(20,736)	(2,766)
Net cash provided by (used in) operating activities	3,846	(3,042)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,569)	(5,543)
Net cash used in investing activities	(16,569)	(5,543)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	(2,097)	5,245
Payments on long-term debt	(12)	(1,211)
Net cash provided by (used in) financing activities	(2,109)	4,034

Net decrease in cash	(14,832)	(4,551)

Cash at beginning of period	20,318	16,794
Cash at end of period	$5,486	$12,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands)

(1)         Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco).  In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2005 and the results of operations for the three month periods ended January 31, 2005 and 2004.  Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior year balances have been reclassified in order to conform to current presentation.

(2)         Financial Condition

For the year ended October 31, 2003 and for several years prior, the Company reported recurring losses, primarily the result of declining treatment charges and low metal prices, a condition exacerbated by the Company’s significant interest costs prior to a restructuring in October 2002. These conditions have resulted in the Company’s net capital deficiency.

The Company is highly leveraged and has significant commitments for environmental matters and Environmental Remediation and Management Program (PAMA) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. See Note 7 for further discussion of these obligations. These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due. The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control.

The Company has substantial debt service requirements in the future, including maturities in 2005 of $15,500 for the Term Note and $7,500 for the Old Notes, and also significant capital requirements under environmental commitments in Peru. The Company’s revolving credit facilities also expire in the fourth quarter of 2005, and will require renegotiation to extend their terms. There can be no assurance that the Company will be successful, or if it is successful, that the renewal would be at terms that are favorable to the Company. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended.

Management will continue to assess market and operating conditions at prevailing metal prices to maximize its operating profit or limit losses, while allowing the Company to fulfill its environmental obligations..

As discussed in Note 7, Doe Run Peru’s existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121,200. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 with respect to the construction of a sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

The Peruvian Government has issued a supreme decree (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plant contemplated by the original PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of January 31, 2005, the remaining total cost of the  current PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $136,000. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects,. Such an arrangement is prohibited by Doe Run Peru’s revolving credit facility (the Doe Run Peru Revolving Credit Facility), which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru Revolving Credit Facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

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

These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which is expected to improve Doe Run Peru’s ability to make the investments under the PAMA, assuming an extension is received. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.

Doe Run Peru has received assessments of income tax, including penalties and interest, and Value Added Tax (VAT) totaling $102,500 and $41,000, respectively, as discussed in Note 7. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $1,400 and $19,000 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

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

Net unused availability at January 31, 2005 and October 31, 2004 under the Doe Run Revolving Credit Facility was approximately $22.3 million and $22.5 million, respectively and under the Doe Run Peru Revolving Credit Facility was virtually none.  In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $1.5 million and $3.9 million, respectively, at January 31, 2005 and $13.4 million and $6.9 million, respectively, at October 31, 2004.

Management believes that high metal prices and other revenue enhancements, and the issuance of the Supreme Decree, by allowing an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plant, will enable the Company to continue as a going concern through October 31, 2005.

(3)         Inventories

Inventories consist of the following:

	January 31, 2005	October 31, 2004

Finished metals and concentrates	$19,225	$16,646
Metals and concentrates in process	72,493	58,664
Materials, supplies and repair parts	26,872	27,999
	$118,590	$103,309

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,445 and $5,146 at January 31, 2005 and October 31, 2004, respectively.

(4)         Income Taxes

On December 26, 2003, Peru’s tax authority, SUNAT, notified Doe Run Peru of an income tax assessment for the 1998 tax year. On December 23, 2004, assessments were received for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount consisting of additional income taxes due, penalties and interest totals approximately $102,500.

The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $1,400.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

On November 15, 2004, SUNAT notified Doe Run Peru of a Value-Added Tax (VAT) assessment for the period from January through July 2004.  On December 23, 2004. Doe Run Peru received additional VAT assessments for tax years 1999 through 2001.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $41,000. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004.  Future VAT reimbursements cannot be used to offset the assessment by SUNAT.  The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $19,000 in regard to its exports with holding certificates.

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

Pursuant to the Company’s tax sharing agreement with Renco, a dividend payable of $310 was reflected in the Company’s balance sheet as of January 31, 2005, and was paid in the second quarter of 2005.

(5)         Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended January 31,

	2005	2004

Service cost	$547	$619
Interest cost on projected benefit obligation	1,655	1,880
Expected return on assets	(1,423)	(1,359)
Net amortization and deferral of unrecognized net losses	708	997
Net periodic benefit cost	$1,487	$2,137

The Company is required to make total contributions of $9,025 in 2005, of which $1,677 had been paid as of January 31, 2005.

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

Operating Segments – Revenues

	Three Months Ended January 31,
	2005	2004
Revenues from external customers:
Doe Run Peru	$148,062	$122,973
Primary lead	63,937	50,528
Recycling operation	18,566	16,069
Fabricated products	3,815	2,808
Total	234,380	192,378
Revenues from other operating segments: (1)
Doe Run Peru	2,724	—
Primary lead	502	264
Recycling operation	98	44
Fabricated products	—	—
Total	3,324	308
Total reportable segments	237,704	192,686
Other revenues/gains (losses) (2)	1,279	(2,374)
Intersegment eliminations	(3,324)	(308)
Total revenues	$235,659	$190,004

(1)          Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

(2)          Other revenues/gains (losses) consist of metal sales not attributed to operating segments of $2,521 for the three months ended January 31, 2005 and realized gains (losses) on derivative contracts of $(1,242) and $(2,374) for the three months ended January 31, 2005 and 2004, respectively.

The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation, and amortization (EBITDA), as adjusted to exclude losses from impairment and disposal of long-lived assets and Doe Run Peru’s expenses related to hedging and agency fees under an agreement with Doe Run (Adjusted EBITDA). Consolidated Adjusted EBITDA also excludes accretion expense under Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations (Statement No. 143), adopted November 1, 2002.

Operating Segments – Adjusted EBITDA

	Three Months Ended January 31,
	2005	2004

Doe Run Peru	$8,476	$1,414
Primary lead	23,082	8,866
Recycling operation	3,827	2,123
Fabricated products	509	248
Total reportable segments	35,894	12,651
Realized losses on derivatives	(1,242)	(2,374)
Other revenues and expenses (3)	(1,464)	(2,007)
Corporate selling, general and administrative expenses	(6,255)	(5,897)
Intersegment eliminations	25	20
Consolidated adjusted EBITDA	26,958	2,393
Depreciation, depletion and amortization	(6,137)	(6,465)
Interest expense, net	(3,441)	(3,177)
Unrealized gain (loss) on derivatives	798	(5,024)
Losses from impairment and disposal of long-lived assets	(1,210)	(708)
Asset retirement obligation accretion expense	(374)	(401)
Other	93	102
Income (loss) before income taxes	$16,687	$(13,280)

(3)                                  Other revenues and expenses consists of the profit on metal sales not attributed to operating segments and expenses not allocated to operating segments, including environmental expenses relating to historic operations of $1,000 for the three months ended January 31, 2004, and adjustments necessary to state the primary lead and recycling operations’ inventories at LIFO cost of $600 for the three months ended January 31, 2004.

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

The Company’s total recorded liability for AROs was approximately $15,000 and $14,600 as of January 31, 2005 and October 31, 2004, respectively.

Environmental remediation - Domestic Operations

The Company had recorded liabilities of approximately $17,800 and $18,800 related to remediation obligations as of January 31, 2005 and October 31, 2004, respectively.

Doe Run is subject to a voluntary Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. Under this AOC Doe Run completed additional soil testing in the area within a mile radius of the smelter and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed.  The May 29, 2001 AOC was modified effective on May 20, 2004.  At January 31, 2005 the estimated remaining cost of remediating these properties is approximately $1,360, with approximately $1,000 to be spent during the remainder of calendar 2005.

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

As of January 31, 2005, a total of 149 homeowners had requested offers, and 117 of 142 delivered offers had been accepted. As of January 31, 2005, the Company had spent approximately $8,100 under the residential property purchase plan. Another $1,100 of accepted offers are awaiting a closing date and $2,000 in outstanding offers have not been accepted. Management cannot estimate how many of the remaining homeowners will accept offers.

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

The Company’s statements of operations reflect losses from impairment or retirement of long-lived assets primarily related to the properties owned in Herculaneum as it cannot be assured that the cost of the properties will be recovered through future cash flows.  If the cost of the properties cannot be recovered through future cash flows, additional impairment losses will be recognized as properties are purchased. The Company’s recorded liability for remediation does not include the future purchase costs relating to the residential property purchase plan as these costs are capitalized.

Doe Run is subject to a plan with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to achieve and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum.  The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. U.S. EPA. The air quality monitors reflected compliance from July 2002 through December 2004.

Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block “P” site in Cascade County and Judith County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri.  There are two additional sites in St. Francois County for which the U.S. EPA has indicated it will issue notice.  CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages.  The Company’s estimate of the cost of the remediation of these sites, including the two additional sites in St. Francois County, is included in the total liability for remediation obligations, which the Company believes is adequate based on its investigations to date.  However, depending upon the types of remediation required and certain other factors, additional costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order (UAO) ordering certain remediation activities by Doe Run at the Block “P” millsite. Doe Run has requested that other parties be added to the order.  Doe Run will seek reimbursement from the U.S. Government and these other parties.

Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site.   Work is completed on the west Bonne Terre site and is underway on the east side with completion expected in 2005.

Doe Run has completed an EE/CA for the Rivermines site and, while unable to accept certain financial assurance provisions of a proposed AOC, has agreed to conduct a removal action at the site under a UAO. Work will commence upon approval of a work plan.

Doe Run is subject to a voluntary AOC with the U.S. EPA to remediate the Big River Mine Tailings site.  The remediation work required by the AOC has been substantially completed, and will continue with revegetation and ongoing monitoring and maintenance activities.

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas.  The National EE/CA is complete and the Leadwood EE/CA has been submitted to the U.S. EPA for approval. In addition, Doe Run has signed an AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on and the need for remediation regarding groundwater, residential soils, several creeks and a river.  The initial draft of the RI/FS was submitted in early March 2002.  Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities.  The Company believes the recorded liabilities related to these sites are adequate.  However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After sampling of 573 houses by the U.S. EPA and the Missouri DNR, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. Doe Run expects that its share of the potential remediation costs will not be significant, based on management’s estimates of the number of houses requiring remediation, remediation methods and Doe Run’s apportionment of the costs.

Doe Run has been advised that the U.S. EPA is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site.  Doe Run and the owner of the other 50% share of stock in the company that mined the site have signed an AOC to conduct an RI/FS at the site.  This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex.  Doe Run has also been advised that remediation is required at a related small satellite mine site.  After conducting an investigation, Doe Run has determined that it was not involved in operations at the satellite site, but further review will be required before a determination can be made as to whether it has any liability at the main site.  At this time, based on preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

Doe Run’s recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989.  This will involve remediation of solid waste management units at the site and it is expected that the plan for corrective action will be approved in fiscal 2005. The Company’s estimate of the cost of this corrective action is $2,000.  The storage area is also covered under the permit, but management does not believe the cost of closure is significant.  While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

On August 25, 2004, the U.S. EPA issued a Notice of Violation (NOV) to the Company alleging past violations of the recycling facility’s air permit conditions regarding production limits for its reverbatory furnace. Management believes the facility has operated in compliance with state and federal air requirements and will contest the NOV.  If the U.S. EPA prevails, there is a reasonable possibility that fines based on this action could have a material adverse effect on the Company’s liquidity or results of operations.

The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended.  Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

Foreign Operations

La Oroya’s operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The Environmental Remediation and Management Program (PAMA) projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the

Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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
$121,200

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2005 and 2006 with respect to the construction of a sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

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

Doe Run intends to apply for an extension to complete the construction of a sulfuric acid plant contemplated by the original PAMA. The application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, the Company does not expect to apply for the extension until the end of 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005.  Accordingly, a renegotiated Doe Run Peru credit facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

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

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of January 31, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $136,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition and results of operations.

The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of January 31, 2005 and October 31, 2004.

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

Doe Run has been named in 17 suits filed by 116 railway employees against a railroad carrier and multiple lead mining companies alleging personal injury resulting from exposure to lead concentrates hauled by the railroad carrier.  In addition, Doe Run has been named in an action by the spouses of four railway workers related to the exposure to lead from the hauling of lead concentrates by the railroad.  Doe Run has reached tentative settlement with all but three of the plaintiffs in these cases.

The railroad carrier has also threatened Doe Run and other companies associated with lead mining operations in Missouri with possible legal action for claims for property damage at certain rail yards and claims for contribution and indemnity for costs associated with settlement of lead exposure cases.  The demands indicate that material liability is reasonably possible, but, given the various types of claims, the number of potential defendants, the defenses available to the Company (including that certain costs are the result of the railroad’s activities for which it plead guilty to a felony and paid a criminal fine), and the fact that no lawsuit has been filed, the Company is unable at this time to estimate the expected outcome and any final costs of this potential action.

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

Doe Run has been named in an asbestos injury suit in the City of St. Louis by an individual against numerous companies and public entities, alleging that he was exposed to asbestos, including at the premises of the St. Joe Minerals Corporation (Doe Run’s predecessor).  Doe Run was named in two similar suits filed in Madison County, Illinois, one alleging that a worker was exposed to asbestos at premises of the St. Joe Minerals Corporation, in which Doe Run has not been properly served, and the other filed by a person who did laundry for insulation workers in her family who were allegedly exposed to asbestos at Doe Run’s Herculaneum, Missouri facility.  Doe Run was served a Writ of Summons in a fourth case filed in Pennsylvania in May 2003 but has not yet been served with a complaint, so few details of the case are known, including the alleged location of the exposure.

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

(9)         Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet (unaudited)
As of January 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$1,537	$—	$1	$3,948	$—	$5,486
Trade accounts receivable, net of allowance for doubtful accounts	50,731	—	2,299	18,703	(1,300)	70,433
Inventories	41,319	—	1,085	76,218	(32)	118,590
Prepaid expenses and other current assets	19,995	—	51	32,698	—	52,744
Due from subsidiaries	152,002	1,358	—	—	(153,360)	—
Total current assets	265,584	1,358	3,436	131,567	(154,692)	247,253
Property, plant and equipment, net	73,290	14,116	1,294	150,215	—	238,915
Due from subsidiaries	16,432	—	—	—	(16,432)	—
Other noncurrent assets, net	3,710	—	63	89	—	3,862
Investment in subsidiaries	(8,281)	—	—	—	8,281	—
Total assets	$350,735	$15,474	$4,793	$281,871	$(162,843)	$490,030

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$55,789	$—	$—	$39,996	$—	$95,785
Accounts payable	22,752	—	710	67,815	(1,300)	89,977
Accrued liabilities	48,363	—	824	28,633	—	77,820
Due to parent/subsidiaries	1,358	—	7,939	144,063	(153,360)	—
Total current liabilities	128,262	—	9,473	280,507	(154,660)	263,582

Long-term debt, less current maturities	320,561	—	—	24	—	320,585
Due to parent	—	—	—	16,432	(16,432)	—
Other noncurrent liabilities	70,838	—	491	3,460	—	74,789
Total liabilities	519,661	—	9,964	300,423	(171,092)	658,956

Series A redeemable preferred stock	26,121	—	—	—	—	26,121

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,348	1,205	—	(20,553)	—
Accumulated deficit and accumulated other comprehensive losses	(195,047)	(3,874)	(6,377)	(20,557)	30,808	(195,047)
Total shareholders’ equity (deficit)	(195,047)	15,474	(5,171)	(18,552)	8,249	(195,047)
Total liabilities and shareholders’ equity (deficit)	$350,735	$15,474	$4,793	$281,871	$(162,843)	$490,030

(9)         Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet
As of October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$13,412	$—	$1	$6,905	$—	20,318
Trade accounts receivable, net of allowance for doubtful accounts	42,269	—	1,942	22,217	(2,209)	64,219
Inventories	36,359	—	1,130	65,876	(56)	103,309
Prepaid expenses and other current assets	19,898	—	59	15,901	—	35,858
Due from subsidiaries	11,998	1,162	—	—	(13,160)	—
Total current assets	123,936	1,162	3,132	110,899	(15,425)	223,704
Property, plant and equipment, net	72,716	14,739	1,442	140,743	—	229,640
Due from subsidiaries	156,495	—	—	—	(156,495)	—
Other noncurrent assets, net	3,890	—	63	122	—	4,075
Investment in subsidiaries	(12,647)	—	—	—	12,647	—
Total assets	$344,390	$15,901	$4,637	$251,764	$(159,273)	457,419

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$57,367	$—	$—	$39,400	$—	96,767
Accounts payable	23,310	—	662	44,092	(2,209)	65,855
Accrued liabilities	55,625	—	1,054	27,199	—	83,878
Due to parent/subsidiaries	1,162	—	7,998	143,063	(152,223)	—
Total current liabilities	137,464	—	9,714	253,754	(154,432)	246,500

Long-term debt, less current maturities	320,561	—	—	—	—	320,561
Due to parent	—	—	—	17,432	(17,432)	—
Other noncurrent liabilities	71,772	—	533	3,460	—	75,765
Total liabilities	529,797	—	10,247	274,646	(171,864)	642,826

Series A redeemable preferred stock	25,329	—	—	—	—	25,329

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,348	1,205	—	(20,553)	—
Accumulated deficit and accumulated other comprehensive losses	(210,736)	(3,447)	(6,816)	(24,887)	35,150	(210,736)
Total shareholders’ equity (deficit)	(210,736)	15,901	(5,610)	(22,882)	12,591	(210,736)
Total liabilities and shareholders’ equity (deficit)	$344,390	$15,901	$4,637	$251,764	$(159,273)	457,419

(9)         Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$84,382	$—	$3,815	$150,786	$(3,324)	$235,659

Costs and expenses:
Cost of sales	60,038	—	2,950	138,364	(3,349)	198,003
Depletion, depreciation and amortization	2,259	623	100	3,155	—	6,137
Selling, general and administrative	6,026	—	587	4,215	—	10,828
Unrealized loss on derivatives	(1,109)	—	—	311	—	(798)
Other	1,521	29	153	134	—	1,837
Total costs and expenses	68,735	652	3,790	146,179	(3,349)	216,007

Income (loss) from operations	15,647	(652)	25	4,607	25	19,652

Other income (expense):
Interest expense, net	(2,679)	—	(156)	(606)	—	(3,441)
Other, net	(79)	224	2	329	—	476
Equity in earnings of subsidiaries	3,798	—	—	—	(3,798)	—
	1,040	224	(154)	(277)	(3,798)	(2,965)

Income (loss) before income tax expense	16,687	(428)	(129)	4,330	(3,773)	16,687

Income tax expense	—	—	—	—	—	—
Net income (loss)	16,687	(428)	(129)	4,330	(3,773)	16,687
Preferred stock dividends	(792)	—	—	—	—	(792)
Net income (loss) allocable to common shares	$15,895	$(428)	$(129)	$4,330	$(3,773)	$15,895

(9)         Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$67,187	$—	$2,808	$122,973	$(2,964)	$190,004

Costs and expenses:
Cost of sales	57,984	—	2,167	118,588	(328)	178,411
Depletion, depreciation and amortization	2,483	854	211	2,917	—	6,465
Selling, general and administrative	5,681	—	606	5,495	(2,656)	9,126
Unrealized loss on derivatives	4,390	—	—	634	—	5,024
Other	1,002	29	(1)	1	—	1,031
Total costs and expenses	71,540	883	2,983	127,635	(2,984)	200,057

Income (loss) from operations	(4,353)	(883)	(175)	(4,662)	20	(10,053)

Other income (expense):
Interest expense, net	(2,524)	—	(175)	(478)	—	(3,177)
Other, net	(112)	195	(2)	(131)	—	(50)
Equity in earnings of subsidiaries	(6,291)	—	—	—	6,291	—
	(8,927)	195	(177)	(609)	6,291	(3,227)

Income (loss) before income tax expense	(13,280)	(688)	(352)	(5,271)	6,311	(13,280)

Income tax expense	565	—	—	—	—	565
Net income (loss)	(13,845)	(688)	(352)	(5,271)	6,311	(13,845)
Preferred stock dividends	(625)	—	—	—	—	(625)
Net income (loss) allocable to common shares	$(14,470)	$(688)	$(352)	$(5,271)	$6,311	$(14,470)

(9)         Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended January 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$(844)	$196	$(175)	$9,123	$(4,454)	$3,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,816)	—	(105)	(12,648)	—	(16,569)
Investment in subsidiaries	(4,454)	—	—	—	4,454	—
Net cash provided by (used in) investing activities	(8,270)	—	(105)	(12,648)	4,454	(16,569)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	(2,677)	—	—	580	—	(2,097)
Payments on long-term debt	—	—	—	(12)	—	(12)
Due to/due from parent/subsdiaries	(84)	(196)	280	—	—	—
Net cash provided by (used in) financing activities	(2,761)	(196)	280	568	—	(2,109)

Net decrease in cash	(11,875)	—	—	(2,957)	—	(14,832)

Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$1,537	$—	$1	$3,948	$—	$5,486

(9)         Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended January 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$(5,703)	$166	$(171)	$(3,625)	$6,291	$(3,042)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,019)	—	—	(3,524)	—	(5,543)
Investment in subsidiaries	6,291	—	—	—	(6,291)	—
Net cash provided by (used in) investing activities	4,272	—	—	(3,524)	(6,291)	(5,543)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	4,245	—	—	1,000	—	5,245
Payments on long-term debt	(28)	—	—	(1,183)	—	(1,211)
Due to/due from parent/subsdiaries	(2,786)	(166)	171	2,781	—	—
Net cash provided by (used in) financing activities	1,431	(166)	171	2,598	—	4,034

Net decrease in cash	—	—	—	(4,551)	—	(4,551)

Cash at beginning of period	—	—	—	16,794	—	16,794
Cash at end of period	$—	$—	$—	$12,243	$—	$12,243

DOE RUN PERU S.R.L.
Condensed Balance Sheets
(U.S. dollars in thousands, except share data)

	January 31, 2005	October 31, 2004

	(unaudited)
ASSETS
Current assets:
Cash	$3,948	$6,905
Trade accounts receivable, net of allowance for doubtful accounts	18,703	22,217
Inventories	76,218	65,876
Prepaid expenses and other current assets	32,698	15,901
Total current assets	131,567	110,899

Property, plant and equipment, net	150,215	140,743
Other noncurrent assets, net	89	122
Total assets	$281,871	$251,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$39,996	$39,400
Accounts payable	67,815	44,092
Accrued liabilities	28,633	27,199
Due to related parties	144,063	143,063
Total current liabilities	280,507	253,754

Long-term debt, less current maturities	24	—
Due to parent company and related parties	16,432	17,432
Other noncurrent liabilities	3,460	3,460
Total liabilities	300,423	274,646

Shareholders’ deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Accumulated deficit and other comprehensive loss	(20,557)	(24,887)
Total shareholders’ deficit	(18,552)	(22,882)
Total liabilities and shareholders’ deficit	$281,871	$251,764

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.
Condensed Statements of Operations (unaudited)
(U.S. dollars in thousands)

	Three Months Ended January 31,

	2005	2004

Net sales	$150,786	$122,973

Costs and expenses:
Cost of sales	138,364	118,588
Depletion, depreciation and amortization	3,155	2,917
Selling, general and administrative	4,215	5,495
Unrealized loss on derivatives	311	634
Other	134	1
Total costs and expenses	146,179	127,635

Income (loss) from operations	4,607	(4,662)

Other income (expense):
Interest expense, net	(606)	(478)
Other, net	329	(131)
	(277)	(609)
Income (loss) before income tax expense	4,330	(5,271)

Income tax expense	—	—

Net income (loss)	$4,330	$(5,271)

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.
Condensed Statements of Cash Flows (unaudited)
(U.S. dollars in thousands)

	Three Months Ended January 31,

	2005	2004

Net cash provided by (used in) operating activities	$9,123	$(3,625)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,648)	(3,524)
Net cash used in investing activities	(12,648)	(3,524)

Cash flows from financing activities:
Proceeds from revolving loans, net	580	1,000
Payments on long-term debt	(12)	(1,183)
Increase in amount due to related parties	—	2,781
Net cash provided by financing activities	568	2,598

Net decrease in cash	(2,957)	(4,551)

Cash at beginning of period	6,905	16,794
Cash at end of period	$3,948	$12,243

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L

Notes to Financial Statements
(U.S. dollars in thousands)

(1)         Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim financial statements include the accounts of Doe Run Peru S.R.L. (Doe Run Peru or the Company). In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of January 31, 2005 and results of operations for the three-month periods ended January 31, 2005 and 2004.  All material intercompany balances and transactions have been eliminated.  Interim periods are not necessarily indicative of results to be expected for the year.

(2)         Inventories

Inventories consist of the following:

	January 31, 2005	October 31, 2004

Finished metals and concentrates	$9,690	$8,356
Metals and concentrates in process	54,853	44,523
Materials, supplies and repair parts	11,675	12,997
	$76,218	$65,876

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $791 and $1,436 at January 31, 2005 and October 31, 2004, respectively.

(3)         Income Taxes

On December 26, 2003, Peru’s tax authority, SUNAT, notified Doe Run Peru of an income tax assessment for the 1998 tax year. On December 23, 2004, assessments were received for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount consisting of additional income taxes due, penalties and interest totals approximately $102,500.

The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $1,400.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

On November 15, 2004, SUNAT notified Doe Run Peru of a Value-Added Tax (VAT) assessment for the period from January through July 2004.  On December 23, 2004. Doe Run Peru received additional VAT assessments for tax years 1999 through 2001.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $41,000. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004.  Future VAT reimbursements cannot be used to offset the assessment by SUNAT.  The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $19,000 in regard to its exports with holding certificates.

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

(4)         Asset Retirement and Environmental Obligations

Asset Retirement Obligations

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

Doe Run Peru has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock.  Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

The Company’s total recorded liability for AROs was approximately $1,900 as of January 31, 2005 and October 31, 2004.

Environmental Remediation

La Oroya’s operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The Environmental Remediation and Management Program (PAMA) projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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
$121,200

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2005 and 2006 with respect to the construction of a sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

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

Doe Run intends to apply for an extension to complete the construction of a sulfuric acid plant contemplated by the original PAMA. The application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, the Company does not expect to apply for the extension until the end of 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005.  Accordingly, a renegotiated Doe Run Peru credit facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

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

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of January 31, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $136,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

The PAMA projects have been designed to achieve compliance with such requirements prior to the expiration of the PAMA. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

Under the purchase agreement related to the acquisition of the La Oroya assets in October 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any other complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition and results of operations.

The Cobriza mine has a separate PAMA in which Doe Run Peru has committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of January 31, 2005 and October 31, 2004.

(5)         Litigation

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

(6)         Financial Condition

For the year ended October 31, 2003 and for several years prior, Doe Run Peru reported recurring losses, primarily due to the decline of treatment charges Doe Run Peru received for processing raw materials over the prior five years, which had severely impacted Doe Run Peru’s liquidity. The Company has substantial environmental commitments that will affect the Company’s liquidity. These issues raise substantial doubt about the Company’s ability to continue as a going concern.

There was virtually no availability under the Doe Run Peru Revolving Credit Facility at January 31, 2005 and October 31, 2004. Continued high metal prices have resulted in outlays for concentrate purchases and value-added tax (VAT) payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. VAT deposits to be received by Doe Run Peru increased $13.3 million in the 2005 quarter, due to a delay in receiving reimbursements and higher metal prices. In response to the lack of borrowing availability, Doe Run Peru extended payments to its suppliers, which in addition to increased metal prices, resulted in an increase in accounts payable in the first quarter of 2005.

As discussed in Note 4, Doe Run Peru’s existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121,200. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 with respect to the construction of a sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

The Peruvian Government has issued the Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plant contemplated by the original PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of January 31, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $136,000. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects,. Such an arrangement is prohibited by Doe Run Peru’s revolving credit facility (the Doe Run Peru Revolving Credit Facility), which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru Revolving Credit Facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plant to be approximately $102,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which is expected to improve Doe Run Peru’s ability to make the investments under the PAMA, assuming an extension is received. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.

Doe Run Peru has received assessments of income tax, including penalties and interest, and Value Added Tax (VAT) totaling $102,500 and $41,000, respectively, as discussed in Note 3. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $1,400 and $19,000 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,800 for tax years 1998 through 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. The Company makes forward-looking statements in this Quarterly Report on Form 10-Q, which represent the Company’s expectations or beliefs about future events and financial performance. When used in this report, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” or similar words are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to in this Quarterly Report on Form 10-Q and otherwise described in the Company’s periodic filings.

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

This Quarterly Report on Form 10-Q should be read completely and with the understanding that the Company’s actual future results may be materially different from what the Company expects. All forward-looking statements made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

Recent Events

Doe Run Peru

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2005 and 2006 with respect to the construction of a sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties.

On December 29, 2004 the Peruvian Government issued Supreme Decree No. 046-2004-EM (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA.  The Supreme Decree specifies that companies have until December 31, 2005 to apply for an extension.  The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

Doe Run intends to apply for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA.

The application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, the Company does not expect to apply for the extension until the end of 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005. Accordingly, a renegotiated Doe Run Peru Revolving Credit Facility will need to comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

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

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of January 31, 2005 the remaining total cost of the current PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $136.0 million.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

Doe Run Peru has implemented a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement and cost reduction projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.

Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $102.5 million and $41.0 million, respectively.  The income tax assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The VAT assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. See further discussion in “Liquidity and Capital Resources.” No amounts have been accrued as liabilities related to these assessments.

Results of Operations

Metals Pricing

The following table sets forth average LME prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended January 31,

Average Prices	2005	2004
Lead ($/ton)	$875.80	$627.80
Copper ($/ton)	2,853.20	2,022.40
Zinc ($/ton)	1,062.80	880.40
Silver ($/troy ounce)	7.08	5.71

These prices reflect the significant tightening in worldwide metal supply and the weakening of the U.S. dollar. Supply has tightened due to mine closures and cutbacks and slowed development stemming from the low prices from 1998-2003.

Production

All references to “ton” are in short tons.

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended January 31,

	2005	2004
U.S. Operations
Lead metal - primary (tons)	40,416	49,558
Lead metal - secondary (tons)	33,698	32,847
Lead concentrates (metal content, tons)	65,148	62,924
Ore grade (lead)	5.36%	5.55%

Doe Run Peru Operations
Refined copper (tons)	15,914	15,775
Refined lead (tons)	31,761	32,119
Refined zinc (tons)	16,228	20,146
Refined silver (thousands of troy ounces)	8,239	8,491
Refined gold (thousands of troy ounces)	15	13
Copper concentrates (metal content, tons)	3,772	4,497
Ore grade (copper content)	0.99%	1.12%

The increase in lead concentrate production at the Company’s primary lead operation’s mines in the first quarter of 2005 (the 2005 quarter) over the first quarter of 2004 (the 2004 quarter) was the result of an increase in ore production of 9%, offset by lower ore grade. A change was made in the second quarter of 2004 to increase ore production and mine at a lower grade to optimize the earnings on the mineral resources. Ore production in the 2005 quarter was lower than anticipated and lower than the fourth quarter of 2004 due to lower production at the Sweetwater and Fletcher mines. Technical changes were made to the pillar recovery process that allowed the Buick mine to improve its production performance in October 2004, and as a result, the ore grade for the Buick mine was higher to offset the impact of the lower ore production and grades from other mines.

The Company also installed a copper pre-float circuit at its Buick mill in the first half of 2004 that enabled it to process more high grade copper ores from the Viburnum-29 and Viburnum-35 mines and improve copper recoveries from the Buick mill.  As a result, copper concentrate production increased 2,351 tons in the 2005 quarter to 6,381 over the 2004 quarter production of 4,030 tons. Equipment was received in the second quarter of 2005 that should improve performance at the Sweetwater mine.

In the 2005 quarter, the primary smelter operations’ lead metal production was 18% lower than in the 2004 quarter primarily due to the indefinite suspension of operations at the Glover smelter in the 2004 quarter. The Glover smelter produced approximately 7,000 tons in the 2004 quarter.  Production at the Herculaneum smelter was approximately 42,500 tons for the 2004 quarter.  Planned lower production in the first quarter of 2005 was responsible for the Herculaneum smelter’s decrease from the first quarter of 2004.

The improvement in production of lead from secondary sources at the Company’s U.S. recycling operations is the result of increased desulfurization capacity that was added to the facility during 2004.  Consecutive monthly records were set in September and October of 2004 for batteries processed and reverb furnace lead produced as a result of the improvements.  Production for the 2005 quarter was slightly lower than the fourth quarter of 2004 due to furnace problems associated with shortages in metallurgical coke supply and coke quality.

A permit to permanently expand the emissions capacity of the recycling operation to allow approximately 175,000 tons of production was received in January 2005.  While production capacity constraints will prevent production at the level allowed by the permit, the permit allows the Company’s recycling facility to operate at higher levels without receiving annual approvals.

For the 2005 quarter Doe Run Peru’s La Oroya smelter (La Oroya) copper and lead metal production was affected by a 2 day work stoppage by workers in December 2004 and by the lack of coke availability. The work stoppage resulted from a demonstration in La Oroya in support of Doe Run Peru’s application for an extension of the PAMA. The decrease in the 2005 quarter production of zinc compared to the 2004 quarter was due to the cessation of operations of its three New Jersey zinc roasters, which were costly to operate and environmentally inefficient. The decision should result in a reduction of refined zinc production to 50,000 tons per year, down from the previous capacity of 88,200. The Company believes that this change will reduce sulfuric acid gas and other gas emissions as well as reduce the disposal of liquid effluents.

Production of copper concentrates (metal content) at Doe Run Peru’s Cobriza mine (Cobriza) in the 2005 quarter was approximately 17% lower than the 2004 quarter, due primarily to the decrease in ore grade.

The 2005 Quarter Compared to the 2004 Quarter

Gross margin on sales (net sales less cost of sales) increased from $11.6 million in the 2004 quarter to $37.7 million in the 2005 quarter. Gross margin on sales for Doe Run’s operations increased from $7.2 million in the 2004 quarter to $25.3 million in the 2005 quarter while gross margin on sales for Doe Run Peru increased from $4.4 million in the 2004 quarter to $12.4 million in the 2005 quarter.

A 55% increase in Doe Run’s realized prices for lead metal, fueled by a 39% increase in LME prices and higher premiums over the LME, contributed an additional $16.8 million to Doe Run’s gross margin on sales in the 2005 quarter compared to the 2004 quarter. An increase in lead and copper concentrate sales volume resulted in an increase in gross margin of $3.7 million and $3.1 million, respectively, in the 2005 quarter over the 2004 quarter. Increases in copper and zinc metal prices contributed an additional $1.6 million to gross margin compared to the 2004 quarter. These increases were offset by higher production costs at the Doe Run’s primary operations, primarily due to lower ore grade, lower metal production, higher salaries, wages and employee benefits, maintenance and metallurgical coke costs. Increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, were offset by improved feed costs per unit of metal produced.

The increase in Doe Run Peru’s gross margins is primarily the result of an improvement in the treatment charges received for processing concentrates.  This contributed approximately an additional $4.0 million to gross margin in the 2005 quarter compared to the 2004 quarter. An additional increase in gross margin resulted from an increase of $3.1 million in market price-related benefit.

Selling, general and administrative costs increased $1.7 million in the 2005 quarter over the 2004 quarter. The increase was due primarily to increased salaries and employee benefit costs, legal fees, and professional fees related to Sarbanes-Oxley compliance.

Unrealized (gains) losses on derivative financial instruments are related to the change in fair market value of derivative financial instruments that are a part of Doe Run’s risk management strategy. The change from an unrealized loss of $5.0 million in the 2004 quarter to an unrealized gain of $0.8 million in the 2005 quarter is the result of the substantial increase in the LME price during 2004, which caused large unrealized losses to be recognized in the first quarter of 2004. See also “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Other operating expenses increased $0.8 million from the 2004 quarter to the 2005 quarter. The expenses primarily relate to the recognition of impairment losses for the value of houses purchased in the town of Herculaneum, Missouri under a residential property purchase plan.

As of January 31, 2005, 149 homeowners had requested offers, and 117 of 142 delivered offers had been accepted. As of January 31, 2005, the Company had spent approximately $8.1 million under the residential property purchase plan. Another $1.1 million of accepted offers are awaiting a closing date and $2.0 million in outstanding offers have not been accepted. Management cannot estimate how many of the remaining homeowners will accept offers.

Income tax expense (benefit) in the 2004 quarter reflects a change in tax law in Peru. Under a law passed in December 2003, certain technical services that Doe Run provided under an agreement with Doe Run Peru were taxed at 30%. The agreement was canceled on July 1, 2004.

Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes.  Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns.  As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement.

Liquidity

The Company is highly leveraged and has significant commitments for environmental matters and PAMA expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

Net unused availability at January 31, 2005 and October 31, 2004 under the Doe Run Revolving Credit Facility was approximately $22.3 million and $22.5 million, respectively and under the Doe Run Peru Revolving Credit Facility was virtually none.  In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $1.5 million and $3.9 million, respectively, at January 31, 2005 and $13.4 million and $6.9 million, respectively, at October 31, 2004. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax (VAT) payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. VAT deposits to be received by Doe Run Peru increased $13.3 million in the 2005 quarter, due to a delay in receiving reimbursements and higher metal prices. In response to the lack of borrowing availability, Doe Run Peru extended payments to its suppliers, which in addition to increased metal prices, resulted in an increase in accounts payable in the first quarter of 2005.

The Company’s auditors issued unqualified opinions on the 2004 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements, and significant capital requirements under environmental commitments.

The Company’s outstanding 11.25% Senior Notes and 11.25% Senior Secured Notes totaling $7.5 million were retired in the second quarter of 2005. The Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility expire in the fourth quarter of 2005, and will require renegotiation to extend their term. Furthermore, a renegotiated Doe Run Peru credit facility will need to comply with the cash assignment requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended, as discussed in “Recent Events.” There can be no assurance that the Company will be successful in renewing the agreements, or if it is successful, that the renewal would be at terms favorable to the Company. The Company’s term note in the amount of $15.5 million (the Term Note) matures in October 2005. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the Majority Warrantholders will have the right to require Doe Run to repurchase all, but not less than all, of the Warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the Warrants, as determined by a third party appraisal. Management engaged a nationally recognized valuation firm to calculate the fair value of the Warrants. Management’s estimate of the fair value of the Warrants based on the valuation is approximately $0.6 million at January 31, 2005.

Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $102.5 million and $41.0 million, respectively. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $1.4 million and $19.0 million for the income tax and VAT matters, respectively.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5.8 million for tax years 1998 through 2004.

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

Management believes that high metal prices and other revenue enhancements, and the issuance of the Supreme Decree allowing an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plant will enable the Company to continue as a going concern. The Company’s ability to meet obligations after 2005 could be affected by  future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control, or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The fair market value (gain/(loss)) of the Company’s derivatives was approximately $(7.6) million and $(9.0) million at January 31, 2005 and October 31, 2004. These losses, when realized, would be offset by higher prices on the Company’s sales of physical metal. The majority relates to sold lead futures and sold lead call options related to the U.S. operations. A 10% increase in metal prices would not have a significant effect on the Company’s open contracts at January 31, 2005.

Interest Rate Risk

The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. A material increase in interest rates could adversely affect the Company’s business, financial condition and results of operations. A 1% increase in the interest rate under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.7 million, based on the loan balances outstanding as of January 31, 2005.

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles. While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse affect on the Company’s business, financial condition and results of operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of January 31, 2005 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None requiring disclosure in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At an annual meeting On February 14, 2005, DR Acquisition Corp. re-elected Ira Leon Rennert, Chairman, Dennis A. Sadlowski and Thomas P. Krasner to Doe Run’s board of Directors.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION
(Registrant)

Date: April 15, 2005	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial officer)