Form 10-Q
period 2005-04-30
DOE RUN RESOURCES CORP
filed 2005-06-14
CIK 1061112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

☐ Yes ☒ No

Number of shares outstanding of each of the issuer’s classes of common stock, as of June 14, 2005:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

	April 30,	October 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$11,626	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	74,349	64,219
Inventories	125,013	103,309
Prepaid expenses and other current assets	30,456	35,858
Total current assets	241,444	223,704
Property, plant and equipment, net	242,416	229,640
Other noncurrent assets, net	6,350	4,075
Total assets	$490,210	$457,419

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$108,446	$96,767
Accounts payable	85,091	65,855
Accrued liabilities	81,724	83,878
Total current liabilities	275,261	246,500

Long-term debt, less current maturities	299,485	320,561
Other noncurrent liabilities	77,835	75,765
Total liabilities	652,581	642,826

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,533 shares issued and outstanding; liquidation and redemption value	26,912	25,329

Shareholder’s deficit:
Common stock, $.10 par value per share, 1,667 shares authorized; 1,000 shares issued and outstanding	—	—
Accumulated deficit	(147,381)	(168,700)
Accumulated other comprehensive losses	(41,902)	(42,036)
Total shareholder’s deficit	(189,283)	(210,736)
Total liabilities and shareholder’s deficit	$490,210	$457,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Net sales	$247,380	$215,641	$483,039	$405,645

Costs and expenses:
Cost of sales	219,328	194,952	417,331	373,363
Depreciation, depletion and amortization	5,764	6,207	11,901	12,672
Selling, general and administrative	11,613	7,357	22,441	16,483
Unrealized (gain) loss on derivative financial instruments	(463)	(4,084)	(1,261)	940
Other	1,321	1,018	3,158	2,049
Total costs and expenses	237,563	205,450	453,570	405,507

Income from operations	9,817	10,191	29,469	138

Other income (expense):
Interest expense, net	(3,314)	(3,410)	(6,755)	(6,587)
Other, net	163	(462)	639	(512)
	(3,151)	(3,872)	(6,116)	(7,099)

Income (loss) before income tax expense	6,666	6,319	23,353	(6,961)

Income tax expense	—	956	—	1,521

Net income (loss)	$6,666	$5,363	$23,353	$(8,482)
Preferred stock dividends	(791)	(782)	(1,583)	(1,407)
Net income (loss) allocable to common shares	$5,875	$4,581	$21,770	$(9,889)

Total comprehensive income (loss)	$6,696	$6,442	$23,487	$(6,848)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended April 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$23,353	$(8,482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	11,901	12,672
Imputed interest and amortization of deferred financing costs	346	554
Unrealized (gain) loss on derivative financial instruments	(1,261)	940
Losses from impairment and disposal of long-lived assets	1,989	1,241
Net decrease resulting from other changes in assets and liabilities	(9,126)	(5,920)
Net cash provided by operating activities	27,202	1,005

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,614)	(11,165)
Proceeds from sale of investments	333	—
Net cash used in investing activities	(26,281)	(11,165)

Cash flows from financing activities:
Proceeds from revolving loans, net	5,335	596
Payments on long-term debt	(14,638)	(2,353)
Payments of dividends	(310)	—
Net cash used in financing activities	(9,613)	(1,757)

Net decrease in cash	(8,692)	(11,917)

Cash at beginning of period	20,318	16,794
Cash at end of period	$11,626	$4,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco).  In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2005 and the results of operations for the three and six-month periods ended April 30, 2005 and 2004.  Interim periods are not necessarily indicative of results to be expected for the year.

(2)                     Financial Condition

For the year ended October 31, 2003 and for several years prior, the Company reported recurring losses, primarily the result of declining treatment charges and low metal prices, a condition exacerbated by the Company’s significant interest costs prior to a restructuring in October 2002. These conditions have caused the Company’s net capital deficiency.

The Company is highly leveraged and has significant commitments for environmental matters. In addition, Doe Run Peru has significant commitments for Environmental Remediation and Management Program (PAMA) expenditures. Consequently, a substantial portion of cash flows from operations is dedicated to the payment of these obligations, which will reduce funds available for other business purposes. See Note 8 for further discussion of these obligations. These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due. The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control.

Doe Run has substantial debt service requirements in the future, including the maturity in 2005 of $15,500 for the Term Note. In addition, Doe Run Peru has significant capital requirements under the PAMA. The Company’s revolving credit facilities also expire in the fourth quarter of 2005, and will require renegotiation to extend their terms. There can be no assurance that the renewal efforts will be successful, or if successful, that the renewal would be at terms that are favorable to the Company. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended.

Management will continue to assess market and operating conditions at prevailing metal prices to maximize its operating profit or limit losses, while allowing the Company to fulfill its environmental obligations.

As discussed in Note 8, Doe Run Peru’s existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121,200. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

The Peruvian Government has issued a supreme decree (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. See Note 8 for discussion of current legislation that may affect the Supreme Decree. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plants contemplated by the original PAMA. Doe Run Peru will also perform additional environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of April 30, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and the additional projects is approximately $138,800. If the extension of the PAMA is approved, management expects to fund the PAMA projects with cash from Doe Run Peru’s operations.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA projects. The Supreme Decree requires that receipts from Doe Run Peru’s sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects. Such an arrangement is prohibited by Doe Run Peru’s existing revolving credit facility (the Doe Run Peru Revolving Credit Facility), which expires on September 23, 2005. Accordingly, any new or amended credit facility must comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $102,000.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit facility. A default under the Doe Run Peru Revolving Credit Facility would result in a default under Doe Run’s current credit facility (Doe Run Revolving Credit Facility) and the Term Note. An acceleration of these obligations would result in a default of the 11.75% senior notes due 2008 (the 11.75% Notes).

These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which is expected to improve Doe Run Peru’s ability to make the investments under the PAMA, assuming an extension is received. Revenue enhancement includes the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. The zinc ferrite processing is expected to produce a product with a zinc and silver content totaling approximately 20,000 tons and 4.3 million ounces, respectfully, on an annual basis beginning in the fourth quarter of 2005.  Planned cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit.  Doe Run Peru ceased operations of its three New Jersey zinc roasters in the first quarter of 2005. The decision should result in a reduction of refined zinc production to 50,000 tons per year, down from the previous capacity of 88,200. This has reduced the power usage in the zinc circuit. Management will continue to analyze cost management opportunities in current operating conditions.

Doe Run Peru has received assessments of income tax, including penalties and interest, and Value Added Tax (VAT) totaling $104,100 and $41,600, respectively, as discussed in Note 5. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $1,400 and $19,300 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,900 for tax years 1998 through 2004.

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

Net unused availability at April 30, 2005 and October 31, 2004 under the Doe Run Revolving Credit Facility was approximately $22,300 and $22,500, respectively, and under the Doe Run Peru Revolving Credit Facility were $5,800 and virtually none, respectively.  In addition to the availability under their revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $7,400 and $4,200, respectively, at April 30, 2005 and $13,400 and $6,900, respectively, at October 31, 2004.

Management believes that high metal prices and other revenue enhancements, and the issuance of the Supreme Decree, by allowing an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plants, will enable the Company to continue as a going concern.

(3)                     Inventories

Inventories consist of the following:

	April 30, 2005	October 31, 2004

Finished metals and concentrates	$21,189	$16,646
Metals and concentrates in process	72,696	58,664
Materials, supplies and repair parts	31,128	27,999
	$125,013	$103,309

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,507 and $5,146 at April 30, 2005 and October 31, 2004, respectively.

(4)                     Debt

The 11.75% Notes are accounted for in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (Statement No. 15). Interest on the 11.75% Notes is paid semi-annually in arrears on April 15 and October 15, except that on each payment date occurring on or prior to October 15, 2005, Doe Run, at its option, may pay interest by either a) a cash payment of accrued interest at an annual rate of 3% and issuance of additional notes with a principal amount equal to interest accrued since the last payment date at a rate of 11.5% (PIK option) or b) a cash payment of accrued interest at an annual rate of 8.5%.

The April 15, 2005 payment was paid in cash at the 8.5% rate totaling $9,300. Under Statement No. 15, a debtor may not change the carrying amount of the payable at the time of restructuring unless the total future cash payments, including interest, specified by the new terms are less than the carrying amount of the payable at the time of restructuring. All amounts contingently payable were assumed payable in determination of the effective interest rate used to record interest under Statement No. 15. As a result, interest was calculated assuming the PIK option was exercised for each payment date it was available. The effective interest rate changed as a result of the election to make the cash payment at 8.5% from 1.35% to 0.17%.

The credit agreement governing the Term Note was amended April 29, 2005 to change the amount of capital expenditures allowed for the year ending October 31, 2005.

(5)                     Income Taxes

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amounts consisting of additional income taxes due, penalties and interest totals approximately $104,100.

The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $1,400.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,900 for tax years 1998 through 2004.

Doe Run Peru has also received Value-Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $41,600. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004.  Future VAT reimbursements cannot be used to offset the assessment by SUNAT.  The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $19,300 in regard to its exports with holding certificates.

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

Pursuant to the Company’s tax sharing agreement with Renco, the Company paid Renco $310 in the second quarter of 2005, and had $141 owing as of April 30, 2005.

(6)                     Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Service cost	$551	$580	$1,097	$1,199
Interest cost on projected benefit obligation	1,670	1,764	3,325	3,644
Expected return on assets	(1,435)	(1,274)	(2,858)	(2,633)
Net amortization and deferral of unrecognized net losses	714	935	1,422	1,932
Net periodic benefit cost	$1,500	$2,005	$2,986	$4,142

The Company is required to make total contributions of $9,025 in 2005, of which $3,698 had been paid as of April 30, 2005.

On April 11, 2005 the Company’s Board of Directors adopted changes to the Company’s defined benefit plans. Effective July 1, 2005, no new employees will be eligible to participate in the plans and participants’ benefit accruals will cease.  In addition to the net periodic benefit cost shown above, a curtailment loss of $690 was reflected in operating expenses in the three months ended April 30, 2005. Effective July 1, 2005, the Company’s 401(k) plan was also amended to change the definition of eligible compensation and change the Company’s mandatory match from 25% of the first 6% of a participant’s before-tax contribution to 50% of the first 5% of a participant’s before-tax contribution.  In addition, the amendment provides for a fixed 1% profit sharing contribution.

(7)                     Segment Information

The Company’s operating segments are separately managed business units that are distinguished by products, location and production processes.  The primary lead segment includes integrated mining, milling and smelting operations located in Missouri.  The recycling operation segment, located in Missouri, recycles lead-bearing materials, primarily spent batteries.  The fabricated products segment, located in Casa Grande, Arizona and Vancouver, Washington, produces value-added lead products.  Doe Run Peru produces an extensive product mix of non-ferrous and precious metals.

Operating Segments – Revenues

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
Revenues from external customers:
Doe Run Peru	$157,980	$148,004	$306,042	$270,977
Primary lead	65,143	48,194	129,080	98,722
Recycling operation	22,432	21,693	40,998	37,762
Fabricated products	3,386	3,340	7,201	6,148
Total	248,941	221,231	483,321	413,609
Revenues from other operating segments: (1)
Doe Run Peru	—	109	2,724	109
Primary lead	209	252	711	516
Recycling operation	82	111	180	155
Fabricated products	—	—	—	—
Total	291	472	3,615	780
Total reportable segments	249,232	221,703	486,936	414,389
Metal sales not attributed to operating segments	(1)	551	2,520	551
Realized losses on derivative contracts	(1,560)	(6,141)	(2,802)	(8,515)
Intersegment eliminations	(291)	(472)	(3,615)	(780)
Total revenues	$247,380	$215,641	$483,039	$405,645

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

Operating Segments – Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Doe Run Peru	$7,238	$9,029	$15,714	$10,443
Primary lead	18,989	10,193	42,071	19,059
Recycling operation	5,106	5,136	8,933	7,259
Fabricated products	733	166	1,242	414
Total reportable segments	32,066	24,524	67,960	37,175
Realized losses on derivatives	(1,560)	(6,141)	(2,802)	(8,515)
Other revenues and expenses (1)	(4,638)	(1,162)	(6,102)	(3,169)
Expenses to be allocated (2)	(2,473)	—	(2,473)	—
Corporate selling, general and administrative expenses	(6,856)	(4,335)	(13,111)	(10,232)
Intersegment eliminations	(12)	5	13	25
Consolidated adjusted EBITDA	16,527	12,891	43,485	15,284
Depreciation, depletion and amortization	(5,764)	(6,207)	(11,901)	(12,672)
Interest expense, net	(3,314)	(3,410)	(6,755)	(6,587)
Unrealized gain (loss) on derivatives	463	4,084	1,261	(940)
Losses from impairment and disposal of long-lived assets	(779)	(533)	(1,989)	(1,241)
Asset retirement obligation accretion expense	(374)	(489)	(748)	(890)
Other	(93)	(17)	—	85
Income (loss) before income taxes	$6,666	$6,319	$23,353	$(6,961)

(1)          Other revenues and expenses consists of the profit on metal sales not attributed to operating segments and operating expenses not allocated to operating segments, including adjustments to environmental liabilities relating to historic operations of $3,645 for the three and six months ended April 30, 2005, and $0 and $1,000 for the three and six months ended April 30, 2004, respectively; certain employee compensation expenses of $678 and $1,791 for the three and six months ended April 30, 2005 and $492 for the three and six months ended April 30, 2004, respectively; and adjustments necessary to state the primary lead and recycling operations’ inventories at LIFO cost of $750 for the three and six months ended April 30, 2005, and $600 and $1,200 for the three and six months ended April 30, 2004, respectively.

(2)          Due to timing, certain operating costs will be allocated to segments in a different period than recorded in the consolidated financial statements.

(8)                     Asset Retirement and Environmental Obligations

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

The Company’s mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation.  The Company’s primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri, is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), but is subject to a state closure permit, which requires activities to contain and cover the pile upon cessation of operations.  The Company’s mining and milling operations are subject to Missouri mine waste closure permit requirements and lease agreements which require the Company to reclaim surface areas, including remediation of mining waste disposal areas, and to perform closure activities underground.  These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition.  Closure activities may be performed over time.

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

The Company’s total recorded liability for AROs was approximately $15,400 and $14,600 as of April 30, 2005 and October 31, 2004, respectively.

Environmental remediation - Domestic Operations

The Company had recorded liabilities of approximately $20,200 and $18,800 related to remediation obligations as of April 30, 2005 and October 31, 2004, respectively.

Doe Run is subject to an Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. Under this AOC, Doe Run completed additional soil testing in the area within a one-mile radius of the smelter and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed.  The May 29, 2001 AOC was modified effective on May 20, 2004.  At April 30, 2005 the estimated remaining cost of remediating these properties is approximately $690, with approximately $430 to be spent during the remainder of calendar 2005.

Doe Run signed a settlement agreement with the State of Missouri on April 26, 2002, whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. The homeowners have until June 30, 2005 to accept any offers made. The amount paid to the homeowners who accept an offer is based on an appraisal of the property’s value at August 31, 2001, plus, if a replacement property is purchased, an amount for owner-occupied residences representing the lesser of the difference between the appraisal amount and the cost of a similar property in another designated community or the difference between the appraisal amount and the replacement property.

As of May 31, 2005, a total of 149 homeowners had requested offers, and 125 of 148 delivered offers had been accepted. As of May 31, 2005, the Company had spent approximately $9,300 under the residential property purchase plan. Another $300 of accepted offers are awaiting a closing date and $1,800 in outstanding offers have not been accepted. Management cannot estimate how many of the remaining homeowners will accept offers.  If Doe Run does not comply with the material property purchase provisions of the settlement agreement, Doe Run will be subject to a $1,000 penalty.

The Company’s statements of operations reflect losses from impairment or retirement of long-lived assets primarily related to the residential properties owned in Herculaneum, as it cannot be assured that the cost of the properties will be recovered through future cash flows.  The Company’s recorded liability for remediation does not include the future purchase costs relating to the residential property purchase plan as these costs are capitalized.

Doe Run is subject to a plan with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to achieve and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum.  The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected compliance for 10 of the last 11 quarters. If the air quality monitors reflect a second quarter of noncompliance, the permitted annual capacity of the Herculaneum Smelter would decrease from 250,000 to 200,000 tons, which would not affect results at current production levels.  Future non-attainment could have a material adverse financial impact on the Company.

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

Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site.   Work is completed on the west Bonne Terre site and is underway on the east site with completion expected in late 2005.

Doe Run has completed an EE/CA for the Rivermines site and, while unable to accept certain financial assurance provisions of a proposed AOC, has agreed to conduct a removal action at the site under a UAO. Work will commence upon approval of a work plan.

Doe Run is subject to an AOC with the U.S. EPA to remediate the Big River Mine Tailings site.  The remediation work required by the AOC has been substantially completed and will continue with revegetation and ongoing monitoring and maintenance activities.

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas.  Doe Run’s National EE/CA was completed by the PRP’s and was submitted to the U.S. EPA for approval.  The U.S. EPA decided to conduct its own EE/CA and, although it is not yet finalized, the cost of their remedy is higher than the submitted EE/CA. The Leadwood EE/CA has been submitted to the U.S. EPA for approval. In addition, Doe Run has signed an AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on groundwater, residential soils, several creeks and a river and the need for related remediation.  The initial draft of the RI/FS was submitted in early March 2002.  Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities.  The Company believes the recorded liabilities related to these sites are adequate.  However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After a sampling of 573 houses by the U.S. EPA and the Missouri DNR, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. Doe Run expects that its share of the potential remediation costs will not be significant, based on management’s estimates of the number of houses requiring remediation, remediation methods and Doe Run’s apportionment of the costs.

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

Doe Run’s recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989.  This will involve remediation of solid waste management units at the site. and it is expected that the plan for corrective action will be approved in fiscal 2005. The Company’s estimate of the cost of this corrective action is $2,000.  The storage area is also covered under the permit, but management does not believe the cost of closure is significant.  While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

On August 25, 2004, the U.S. EPA issued a Notice of Violation (NOV) to the Company alleging past violations of the recycling facility’s air permit conditions regarding production limits for its reverbatory furnace. Management believes the facility has operated in compliance with state and federal air requirements and has objected to the NOV. Consequently, management believes this issue will not cause a material adverse impact on the Company.

The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended.  Doe Run currently meets the effluent limits under these permits, but if compliance were not maintained, additional improvements to its treatment facilities could be required.

Foreign Operations

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Empresa Minera del Centro del Peru S.A. (Centromin), received approval from the Peruvian government for a PAMA that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

Doe Run Peru has committed under its current approved PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

•      New sulfuric acid plants;

•      Treatment plant for the copper refinery effluent;

•      Industrial wastewater treatment plant for the smelter and refinery;

•      Improve the slag handling system;

•      Improve Huanchan lead and copper slag deposits;

•      Build an arsenic trioxide deposit;

•      Improve the zinc ferrite disposal site;

•      Domestic wastewater treatment and domestic waste disposal; and

•      Monitoring station.

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
$121,200

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

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

The Peruvian Congress passed a law in April 2005 that included several provisions that could affect the administration’s ability to extend the PAMA, contrary to the Supreme Decree. The President of Peru objected to a provision prohibiting extensions to projects within a PAMA and returned the bill to the Congress, where 61 votes out of the full congressional body of 120 members could override the objection. Current provisions being reconsidered by Congress would require approval by CONAM, Peru’s environmental protection agency, before MEM may approve a request to extend the term of the PAMA. Management believes it is unlikely that the Congress will override the objection or that any provisions to which the President objected will remain in replacement legislation.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, Doe Run Peru does not expect to apply for the extension until October 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005.  Accordingly, any new or amended Doe Run Peru credit facility must comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $102,000. The Company cannot assure that it will be successful in obtaining the necessary financial security required.

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of April 30, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and these projects is approximately $138,800.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree.

The PAMA projects have been designed to achieve compliance with the maximum permissible limits of emission prior to the expiration of the PAMA. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru completed its PAMA requirements and ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of April 30, 2005 and October 31, 2004.

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

(9)                     Litigation

Doe Run is a defendant in nine lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter.  Three of these cases are class action lawsuits.  In two cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter.  In another case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were less than six years old and children born to mothers who lived in Herculaneum during their pregnancies.  The remedy sought is medical monitoring for the class.  Six of the cases are personal injury actions by 26 individuals who allege damages from the effects of lead due to operations at the smelter.  Punitive damages also are being sought in each case.

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

Doe Run has been named in 17 suits filed by 116 railway employees against a railroad carrier and multiple lead mining companies alleging personal injury resulting from exposure to lead concentrates hauled by the railroad carrier.  In addition, Doe Run has been named in an action by the spouses of four railway workers related to the exposure to lead from the hauling of lead concentrates by the railroad.  Doe Run has settled all of these cases without any admissions of liability and the cases have been dismissed.

Doe Run is a defendant in a lawsuit by the BNSF Railway Company who has alleged that Doe Run and other companies associated with lead mining operations in Missouri are responsible for property damage at certain rail yards and for contribution and indemnity for costs incurred by BNSF associated with settlement by BNSF of lead exposure cases.  The complaint against Doe Run indicates that material liability is reasonably possible, but, given the early stage of this case, the Company is unable at this time to estimate the expected outcome and any final costs of this action.

Doe Run is a defendant in three class action lawsuits and two personal injury lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma. Two class action lawsuits are for property damage and medical monitoring in the cities of Picher and Quapaw, Oklahoma. The third class action lawsuit is for damages to natural resources and land owned by members of the Quapaw Tribe.  One of the personal injury lawsuits, which was consolidated from five separate lawsuits, currently consists of claims against companies who mined lead and zinc in Ottawa County by seven child plaintiffs who allege personal injury from exposure to chat and tailings.  A second personal injury case was consolidated from two separate cases and currently consists of claims against companies who mined lead and zinc in Ottawa County by 42 child plaintiffs who allege personal injury from exposure to chat and tailings.  The Company is unable at this time to estimate the expected outcome and any final costs of these actions.

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

Doe Run has been named in an asbestos injury suit in the City of St. Louis by an individual against numerous companies and public entities, alleging that he was exposed to asbestos, including at the premises of the St. Joe Minerals Corporation (Doe Run’s predecessor).  Doe Run was named in two similar suits filed in Madison County, Illinois, one alleging that a worker was exposed to asbestos at premises of the St. Joe Minerals Corporation, in which Doe Run has not been properly served, and the other filed by a person who did laundry for insulation workers in her family who were allegedly exposed to asbestos at Doe Run’s Herculaneum, Missouri facility.  Doe Run was served a Writ of Summons in a fourth case filed in Pennsylvania in May 2003 but has not yet been served with a complaint.

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

Doe Run Peru is a defendant in 134 lawsuits in the Lima, Peru labor courts whereby workers have alleged damages from industrial diseases.  Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance.  The average claim is $18.  Of seven concluded cases in this category, six were dismissed and one resulted in a payment by Doe Run Peru of $9.

Doe Run Peru is also a defendant in 136 lawsuits by workers alleging that they are owed certain differences in salaries and benefits.  The average claim is $24.  Of 25 concluded cases in this category, 22 were dismissed and three resulted in a payment by Doe Run Peru of $3. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits.  The claims of the 150 workers remaining in the lawsuit total approximately $660.

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

(10)              Guarantor Subsidiaries

The Guarantor Subsidiaries (Fabricated Products, Inc. (FPI) and DR Land Holdings, LLC (together, the Domestic Guarantors), Buick Resource Recycling Facility, LLC, Doe Run Cayman Ltd. (Doe Run Cayman) and its subsidiary Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the 11.75% Notes of the Company. Doe Run Cayman has no operations separate from those of Doe Run Peru. Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors. Intercompany transactions eliminated in consolidation consist of various service and agency fees between Doe Run and Doe Run Peru and sales of metal to Doe Run by Doe Run Peru and to FPI by Doe Run.

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of April 30, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$7,444	$—	$1	$4,181	$—	$11,626
Trade accounts receivable, net of allowance for doubtful accounts	53,933	—	2,441	19,277	(1,302)	74,349
Inventories	43,804	—	1,550	79,702	(43)	125,013
Prepaid expenses and other current assets	14,063	—	32	16,361	—	30,456
Due from subsidiaries/parent	151,812	1,579	—	—	(153,391)	—
Total current assets	271,056	1,579	4,024	119,521	(154,736)	241,444
Property, plant and equipment, net	74,253	14,037	1,210	152,916	—	242,416
Due from subsidiaries	15,435	—	—	—	(15,435)	—
Other noncurrent assets, net	6,231	—	63	56	—	6,350
Investment in subsidiaries	(3,993)	—	—	—	3,993	—
Total assets	$362,982	$15,616	$5,297	$272,493	$(166,178)	$490,210

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$74,227	$—	$—	$34,219	$—	$108,446
Accounts payable	26,059	—	539	59,795	(1,302)	85,091
Accrued liabilities	50,077	—	533	31,114	—	81,724
Due to parent/subsidiaries	1,579	—	8,749	143,063	(153,391)	—
Total current liabilities	151,942	—	9,821	268,191	(154,693)	275,261

Long-term debt, less current maturities	299,468	—	—	17	—	299,485
Due to parent	—	—	—	15,435	(15,435)	—
Other noncurrent liabilities	73,943	—	432	3,460	—	77,835
Total liabilities	525,353	—	10,253	287,103	(170,128)	652,581

Series A redeemable preferred stock	26,912	—	—	—	—	26,912

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,901	1,205	—	(21,106)	—
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(189,283)	(4,285)	(6,162)	(16,615)	27,062	(189,283)
Total shareholders’ equity (deficit)	(189,283)	15,616	(4,956)	(14,610)	3,950	(189,283)
Total liabilities and shareholders’ equity (deficit)	$362,982	$15,616	$5,297	$272,493	$(166,178)	$490,210

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet

As of October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$13,412	$—	$1	$6,905	$—	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	42,269	—	1,942	22,217	(2,209)	64,219
Inventories	36,359	—	1,130	65,876	(56)	103,309
Prepaid expenses and other current assets	19,898	—	59	15,901	—	35,858
Due from subsidiaries/parent	11,998	1,162	—	—	(13,160)	—
Total current assets	123,936	1,162	3,132	110,899	(15,425)	223,704
Property, plant and equipment, net	72,716	14,739	1,442	140,743	—	229,640
Due from subsidiaries	156,495	—	—	—	(156,495)	—
Other noncurrent assets, net	3,890	—	63	122	—	4,075
Investment in subsidiaries	(12,647)	—	—	—	12,647	—
Total assets	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$57,367	$—	$—	$39,400	$—	$96,767
Accounts payable	23,310	—	662	44,092	(2,209)	65,855
Accrued liabilities	55,625	—	1,054	27,199	—	83,878
Due to parent/subsidiaries	1,162	—	7,998	143,063	(152,223)	—
Total current liabilities	137,464	—	9,714	253,754	(154,432)	246,500

Long-term debt, less current maturities	320,561	—	—	—	—	320,561
Due to parent	—	—	—	17,432	(17,432)	—
Other noncurrent liabilities	71,772	—	533	3,460	—	75,765
Total liabilities	529,797	—	10,247	274,646	(171,864)	642,826

Series A redeemable preferred stock	25,329	—	—	—	—	25,329

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,348	1,205	—	(20,553)	—
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(210,736)	(3,447)	(6,816)	(24,887)	35,150	(210,736)
Total shareholders’ equity (deficit)	(210,736)	15,901	(5,610)	(22,882)	12,591	(210,736)
Total liabilities and shareholders’ equity (deficit)	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Six Months Ended April 30, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$170,687	$—	$7,201	$308,766	$(3,615)	$483,039

Costs and expenses:
Cost of sales	130,709	—	5,240	285,010	(3,628)	417,331
Depletion, depreciation and amortization	4,533	1,256	209	5,903	—	11,901
Selling, general and administrative	12,631	—	1,202	8,608	—	22,441
Unrealized (gain) loss on derivatives	(1,492)	—	—	231	—	(1,261)
Other	2,840	29	152	137	—	3,158
Total costs and expenses	149,221	1,285	6,803	299,889	(3,628)	453,570

Income (loss) from operations	21,466	(1,285)	398	8,877	13	29,469

Other income (expense):
Interest expense, net	(5,207)	—	(314)	(1,234)	—	(6,755)
Other, net	(438)	446	2	629	—	639
Equity in earnings of subsidiaries	7,532	—	—	—	(7,532)	—
	1,887	446	(312)	(605)	(7,532)	(6,116)

Income (loss) before income tax expense	23,353	(839)	86	8,272	(7,519)	23,353

Income tax expense	—	—	—	—	—	—
Net income (loss)	23,353	(839)	86	8,272	(7,519)	23,353
Preferred stock dividends	(1,583)	—	—	—	—	(1,583)
Net income (loss) allocable to common shares	$21,770	$(839)	$86	$8,272	$(7,519)	$21,770

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended April 30, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$86,305	$—	$3,386	$157,980	$(291)	$247,380

Costs and expenses:
Cost of sales	70,671	—	2,290	146,646	(279)	219,328
Depletion, depreciation and amortization	2,274	633	109	2,748	—	5,764
Selling, general and administrative	6,605	—	615	4,393	—	11,613
Unrealized gain on derivatives	(383)	—	—	(80)	—	(463)
Other	1,319	—	(1)	3	—	1,321
Total costs and expenses	80,486	633	3,013	153,710	(279)	237,563

Income (loss) from operations	5,819	(633)	373	4,270	(12)	9,817

Other income (expense):
Interest expense, net	(2,528)	—	(158)	(628)	—	(3,314)
Other, net	(359)	222	—	300	—	163
Equity in earnings of subsidiaries	3,734	—	—	—	(3,734)	—
	847	222	(158)	(328)	(3,734)	(3,151)

Income (loss) before income tax expense	6,666	(411)	215	3,942	(3,746)	6,666

Income tax expense	—	—	—	—	—	—
Net income (loss)	6,666	(411)	215	3,942	(3,746)	6,666
Preferred stock dividends	(791)	—	—	—	—	(791)
Net income (loss) allocable to common shares	$5,875	$(411)	$215	$3,942	$(3,746)	$5,875

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Six Months Ended April 30, 2004

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$134,966	$—	$6,148	$271,086	$(6,555)	$405,645

Costs and expenses:
Cost of sales	114,419	—	5,007	254,734	(797)	373,363
Depletion, depreciation and amortization	4,842	1,619	422	5,789	—	12,672
Selling, general and administrative	9,858	—	1,102	11,298	(5,775)	16,483
Unrealized (gain) loss on derivatives	1,255	—	—	(315)	—	940
Other	2,017	29	(1)	4	—	2,049
Total costs and expenses	132,391	1,648	6,530	271,510	(6,572)	405,507

Income (loss) from operations	2,575	(1,648)	(382)	(424)	17	138

Other income (expense):
Interest expense, net	(5,110)	—	(357)	(1,120)	—	(6,587)
Other, net	(446)	419	1	(486)	—	(512)
Equity in earnings of subsidiaries	(3,980)	—	—	—	3,980	—
	(9,536)	419	(356)	(1,606)	3,980	(7,099)

Income (loss) before income tax expense	(6,961)	(1,229)	(738)	(2,030)	3,997	(6,961)

Income tax expense	1,521	—	—	—	—	1,521
Net income (loss)	(8,482)	(1,229)	(738)	(2,030)	3,997	(8,482)
Preferred stock dividends	(1,407)	—	—	—	—	(1,407)
Net income (loss) allocable to common shares	$(9,889)	$(1,229)	$(738)	$(2,030)	$3,997	$(9,889)

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended April 30, 2004

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$67,779	$—	$3,340	$148,113	$(3,591)	$215,641

Costs and expenses:
Cost of sales	56,435	—	2,840	136,146	(469)	194,952
Depletion, depreciation and amortization	2,359	765	211	2,872	—	6,207
Selling, general and administrative	4,177	—	496	5,803	(3,119)	7,357
Unrealized gain on derivatives	(3,135)	—	—	(949)	—	(4,084)
Other	1,015	—	—	3	—	1,018
Total costs and expenses	60,851	765	3,547	143,875	(3,588)	205,450

Income (loss) from operations	6,928	(765)	(207)	4,238	(3)	10,191

Other income (expense):
Interest expense, net	(2,586)	—	(182)	(642)	—	(3,410)
Other, net	(334)	224	3	(355)	—	(462)
Equity in earnings of subsidiaries	2,311	—	—	—	(2,311)	—
	(609)	224	(179)	(997)	(2,311)	(3,872)

Income (loss) before income tax expense	6,319	(541)	(386)	3,241	(2,314)	6,319

Income tax expense	956	—	—	—	—	956
Net income (loss)	5,363	(541)	(386)	3,241	(2,314)	5,363
Preferred stock dividends	(782)	—	—	—	—	(782)
Net income (loss) allocable to common shares	$4,581	$(541)	$(386)	$3,241	$(2,314)	$4,581

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended April 30, 2005

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$13,758	$417	$(709)	$22,587	$(8,851)	$27,202

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,387)	—	(130)	(18,097)	—	(26,614)
Net proceeds from sales of investments	333	—	—	—	—	333
Investment in subsidiaries	(8,851)	—	—	—	8,851	—
Net cash provided by (used in) investing activities	(16,905)	—	(130)	(18,097)	8,851	(26,281)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	10,535	—	—	(5,200)	—	5,335
Payments on long-term debt	(14,621)	—	—	(17)	—	(14,638)
Payments of dividends	(310)	—	—	—	—	(310)
Due to/due from parent/subsdiaries	1,575	(417)	839	(1,997)	—	—
Net cash provided by (used in) financing activities	(2,821)	(417)	839	(7,214)	—	(9,613)

Net decrease in cash	(5,968)	—	—	(2,724)	—	(8,692)

Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$7,444	$—	$1	$4,181	$—	$11,626

(10)                          Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Six Months Ended April 30, 2004

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$4,737	$390	$(897)	$(6,741)	$3,516	$1,005

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,092)	—	—	(6,073)	—	(11,165)
Investment in subsidiaries	3,516	—	—	—	(3,516)	—
Net cash used in investing activities	(1,576)	—	—	(6,073)	(3,516)	(11,165)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	2,196	—	—	(1,600)	—	596
Payments on long-term debt	(794)	—	—	(1,559)	—	(2,353)
Due to/due from parent/subsdiaries	(4,563)	(390)	897	4,056	—	—
Net cash provided by (used in) financing activities	(3,161)	(390)	897	897	—	(1,757)

Net decrease in cash	—	—	—	(11,917)	—	(11,917)

Cash at beginning of period	—	—	—	16,794	—	16,794
Cash at end of period	$—	$—	$—	$4,877	$—	$4,877

DOE RUN PERU S.R.L.

Condensed Balance Sheets

(U.S. dollars in thousands, except share data)

	April 30,	October 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$4,181	$6,905
Trade accounts receivable, net of allowance for doubtful accounts	19,277	22,217
Inventories	79,702	65,876
Prepaid expenses and other current assets	16,361	15,901
Total current assets	119,521	110,899

Property, plant and equipment, net	152,916	140,743
Other noncurrent assets, net	56	122
Total assets	$272,493	$251,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$34,219	$39,400
Accounts payable	59,795	44,092
Accrued liabilities	31,114	27,199
Due to related parties	143,063	143,063
Total current liabilities	268,191	253,754

Long-term debt, less current maturities	17	—
Due to parent company and related parties	15,435	17,432
Other noncurrent liabilities	3,460	3,460
Total liabilities	287,103	274,646

Shareholders’ deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Accumulated deficit and other comprehensive loss	(16,615)	(24,887)
Total shareholders’ deficit	(14,610)	(22,882)
Total liabilities and shareholders’ deficit	$272,493	$251,764

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Operations (unaudited)

(U.S. dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Net sales	$157,980	$148,113	$308,766	$271,086

Costs and expenses:
Cost of sales	146,646	136,146	285,010	254,734
Depletion, depreciation and amortization	2,748	2,872	5,903	5,789
Fees and commissions to related parties	—	3,119	—	5,775
Selling, general and administrative	4,393	2,684	8,608	5,523
Unrealized (gain) loss on derivatives	(80)	(949)	231	(315)
Other	3	3	137	4
Total costs and expenses	153,710	143,875	299,889	271,510

Income (loss) from operations	4,270	4,238	8,877	(424)

Other income (expense):
Interest expense, net	(628)	(642)	(1,234)	(1,120)
Other, net	300	(355)	629	(486)
	(328)	(997)	(605)	(1,606)
Income (loss) before income tax expense	3,942	3,241	8,272	(2,030)

Income tax expense	—	—	—	—

Net income (loss)	$3,942	$3,241	$8,272	$(2,030)

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Cash Flows (unaudited)

(U.S. dollars in thousands)

	Six Months Ended April 30,
	2005	2004

Net cash provided by (used in) operating activities	$22,587	$(6,741)

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,097)	(6,073)
Net cash used in investing activities	(18,097)	(6,073)

Cash flows from financing activities:
Payments on revolving loans, net	(5,200)	(1,600)
Payments on long-term debt	(17)	(1,559)
Increase (decrease) in amount due to related parties	(1,997)	4,056
Net cash provided by (used in) financing activities	(7,214)	897

Net decrease in cash	(2,724)	(11,917)

Cash at beginning of period	6,905	16,794
Cash at end of period	$4,181	$4,877

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Notes to Financial Statements

(U.S. dollars in thousands)

(1)       Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim financial statements include the accounts of Doe Run Peru S.R.L. (Doe Run Peru or the Company). In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 30, 2005 and results of operations for the three and six-month periods ended April 30, 2005 and 2004.  Interim periods are not necessarily indicative of results to be expected for the year.

 (2)      Inventories

Inventories consist of the following:

	April 30,	October 31,
	2005	2004

Finished metals and concentrates	$15,013	$8,356
Metals and concentrates in process	50,272	44,523
Materials, supplies and repair parts	14,417	12,997
	$79,702	$65,876

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $787 and $1,436 at April 30, 2005 and October 31, 2004, respectively.

(3)       Income Taxes

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amounts consisting of additional income taxes due, penalties and interest totals approximately $104,100.

The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $1,400.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,900 for tax years 1998 through 2004.

Doe Run Peru has also received Value-Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $41,600. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004.  Future VAT reimbursements cannot be used to offset the assessment by SUNAT.  The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $19,300 in regard to its exports with holding certificates.

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

The Company’s total recorded liability for AROs was approximately $1,900 as of April 30, 2005 and October 31, 2004.

Environmental Remediation

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

Metaloroya S.A., the former owner of the La Oroya smelter, at the time a subsidiary of Empresa Minera del Centro del Peru S.A. (Centromin), received approval from the Peruvian government for a PAMA that consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and closure plan. Doe Run Peru assumed the obligations under the PAMA. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

Doe Run Peru has committed under its current approved PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

•  New sulfuric acid plants;

•  Treatment plant for the copper refinery effluent;

•  Industrial wastewater treatment plant for the smelter and refinery;

•  Improve the slag handling system;

•  Improve Huanchan lead and copper slag deposits;

•  Build an arsenic trioxide deposit;

•  Improve the zinc ferrite disposal site;

•  Domestic wastewater treatment and domestic waste disposal; and

•  Monitoring station.

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
$121,200

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

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

The Peruvian Congress passed a law in April 2005 that included several provisions that could affect the administration’s ability to extend the PAMA, contrary to the Supreme Decree. The President of Peru objected to a provision prohibiting extensions to projects within a PAMA and returned the bill to the Congress, where 61 votes out of the full congressional body of 120 members could override the objection. Current provisions being reconsidered by Congress would require approval by CONAM, Peru’s environmental protection agency, before MEM may approve a request to extend the term of the PAMA. Management believes it is unlikely that the Congress will override the objection or that any provisions to which the President objected will remain in replacement legislation.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, Doe Run Peru does not expect to apply for the extension until October 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA. Such an arrangement is prohibited by the Doe Run Peru’s revolving credit facility (Doe Run Peru Revolving Credit Facility), which expires on September 23, 2005.  Accordingly, any new or amended Doe Run Peru credit facility must comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $102,000. The Company cannot assure that it will be successful in obtaining the necessary financial security required.

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of April 30, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and these projects is approximately $138,800.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

The PAMA projects have been designed to achieve compliance with the maximum permissible limits of emission prior to the expiration of the PAMA. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Further, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. As of June 2004, Doe Run Peru completed its PAMA requirements and ceased discharging mine waste into the Mantaro River and was in compliance with the emissions standards required by the PAMA.

Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of April 30, 2005 and October 31, 2004.

(5)       Litigation

Doe Run Peru is a defendant in 134 lawsuits in the Lima, Peru labor courts whereby workers have alleged damages from industrial diseases.  Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance.  The average claim is $18.  Of seven concluded cases in this category, six were dismissed and one resulted in a payment by Doe Run Peru of $9.

Doe Run Peru is also a defendant in 136 lawsuits by workers alleging that they are owed certain differences in salaries and benefits.  The average claim is $24.  Of 25 concluded cases in this category, 22 were dismissed and three resulted in a payment by Doe Run Peru of $3. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits.  The claims of the 150 workers remaining in the lawsuit total approximately $660.

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

Net unused availability at April 30, 2005 and October 31, 2004 under the Doe Run Peru Revolving Credit Facility was $5,800 and virtually none, respectively.  In addition to the availability under the revolving credit facility, cash balances at Doe Run Peru were $4.2 million and $6.9 million, respectively, at April 30, 2005 and at October 31, 2004. Continued high metal prices have resulted in outlays for concentrate purchases and VAT payments being funded by cash from operations, as Doe Run Peru has remained near its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. The improvement in availability resulted from a receipt of overdue reimbursements of VAT deposits by Doe Run Peru. The balance of VAT receipts receivable decreased by $15.6 million in the 2005 period.

As discussed in Note 4, Doe Run Peru’s existing PAMA requires it to perform projects in 2005 and 2006 at a total cost of $121,200. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

The Peruvian Government has issued a Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. See Note 4 for discussion of current legislation that may affect the Supreme Decree. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plants contemplated by the original PAMA. Doe Run Peru will also perform additional environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of April 30, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and the additional projects is approximately $138,800. If the extension of the PAMA is approved, management expects to fund the PAMA projects with cash from Doe Run Peru’s operations.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from Doe Run Peru’s sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects. Such an arrangement is prohibited by the Doe Run Peru Revolving Credit Facility, which expires on September 23, 2005. Accordingly, any new or amended credit facility must comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $102,000.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit facility. An acceleration of this obligation would result in a default of the 11.75% senior notes due 2008 (the 11.75% Notes), of which Doe Run Peru is a guarantor.

These issues raise substantial doubt about Doe Run Peru’s ability to continue as a going concern. Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has implemented a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. The zinc ferrite processing is expected to produce a product with a zinc and silver content of approximately 20,000 tons and 4.3 million ounces, respectfully, on an annual basis beginning in the fourth quarter of 2005. Planned cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit. Doe Run Peru ceased operations of its three New Jersey zinc roasters in the first quarter of 2005. The decision should result in a reduction of refined zinc production to 50,000 tons per year, down from the previous capacity of 88,200. This has reduced the power usage in the zinc circuit. Management will continue to analyze cost management opportunities in current operating conditions.

Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $104,100 and $41,600, respectively, as discussed in Note 3. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $1,400 and $19,300 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5,900 for tax years 1998 through 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the three months (the 2005 quarter) and the six months (the 2005 period) ended April 30, 2005 compared to the three months (the 2004 quarter) and the six months (the 2004 period) ended April 30, 2004 should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein.

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

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are: general economic and business conditions; increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products; industry trends, including the price of metals and product pricing; competition; currency fluctuations; the loss of any significant customer or supplier; availability of raw materials; availability of qualified personnel; effects of future collective bargaining agreements; outcome of litigation; changing environmental requirements and costs, including the capital requirements in Peru; political uncertainty and terrorism; major equipment failures; changes in accounting principles or new accounting standards; compliance with laws and regulations; and other unforeseen circumstances.

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

Significant Issues

Doe Run Peru

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s Environmental Remediation and Management Program (PAMA) investment schedule in 2005 and 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter.

On December 29, 2004 the Peruvian Government issued Supreme Decree No. 046-2004-EM (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA.  The Supreme Decree specifies that companies have until December 31, 2005 to apply for an extension.  The maximum extension is for three years and the Ministry of Energy and Mines (MEM) may authorize an additional year based upon the results of a health risk study.

The Peruvian Congress passed a law in April 2005 that included several provisions that could affect the administration’s ability to extend the PAMA, contrary to the Supreme Decree. The President of Peru objected to a provision prohibiting extensions to projects within a PAMA and returned the bill to the Congress, where 61 votes out of the full congressional body of 120 members could override the objection. Current provisions being reconsidered by Congress would require approval by CONAM, Peru’s environmental protection agency, before MEM may approve a request to extend the term of the PAMA. Management believes it is unlikely that the Congress will override the objection or that any provisions to which the President objected will remain in replacement legislation.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. In order to meet these requirements, Doe Run Peru does not expect to apply for the extension before October 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA projects. The Supreme Decree requires that receipts from Doe Run Peru’s sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA projects. Such an arrangement is prohibited by Doe Run Peru’s existing revolving credit facility (the Doe Run Peru Revolving Credit Facility), which expires on September 23, 2005. Accordingly, any new or amended credit facility must comply with the requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build  the sulfuric acid plants to be approximately $102.0 million. The Company cannot assure that it will be successful in obtaining the necessary financial security required.

Doe Run Peru will also perform other additional environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of April 30, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and these projects is approximately $138.8 million. Doe Run Peru spent $9,400 in the 2005 period on PAMA projects.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree.

Doe Run Peru has implemented a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Planned cost reduction measures include manpower reductions through voluntary retirement and decreased power usage in the zinc circuit. The zinc ferrite processing is expected to produce a product with a zinc and silver content of approximately 20,000 tons and 4.3 million ounces, respectfully, on an annual basis beginning in the fourth quarter of 2005.   The cessation of operations of its three New Jersey zinc roasters in the first quarter of 2005 has reduced the power usage in the zinc circuit. Management will continue to analyze cost management opportunities in current operating conditions.

Doe Run Peru has received assessments of income tax, including penalties and interest, and value added tax (VAT) totaling $104.1 million and $41.6 million, respectively.  The income tax assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The VAT assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. See further discussion in “Liquidity.” No amounts have been accrued as liabilities related to these assessments.

Results of Operations

Metals Pricing

The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
Average Prices	2005	2004	2005	2004
Lead ($/ton)	$898.00	$766.40	$886.80	$697.60
Copper ($/ton)	3,033.60	2,640.40	2,942.60	2,333.80
Zinc ($/ton)	1,210.80	976.80	1,136.20	929.00
Silver ($/troy ounce)	7.13	6.92	7.11	6.32

These prices reflect the significant tightening in worldwide metal supply and the weakening of the U.S. dollar. Supply has tightened due to mine closures and cutbacks and slowed development stemming from the low prices from 1998-2003. The higher prices resulted in higher net realized prices for the Company’s U.S. operations sales; see the discussion in “Results of Operations”.

Production

All references to “ton” are in short tons.

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004
U.S. Operations
Lead metal - primary (tons)	39,943	39,606	80,359	89,162
Lead metal - secondary (tons)	32,812	32,789	66,510	65,636
Lead concentrates (metal content, tons)	71,497	69,343	136,645	132,267
Ore grade (lead)	5.40%	5.70%	5.38%	5.62%

Doe Run Peru Operations
Refined copper (tons)	15,594	15,528	31,508	31,303
Refined lead (tons)	33,135	32,673	64,895	64,792
Refined zinc (tons)	11,088	17,523	27,316	37,668
Refined silver (thousands of troy ounces)	8,727	9,235	16,966	18,012
Refined gold (thousands of troy ounces)	15	17	30	30
Copper concentrates (metal content, tons)	3,607	4,409	7,379	8,905
Ore grade (copper content)	0.96%	1.13%	0.98%	1.12%

The increase in lead concentrate production at the Company’s primary lead operation’s mines in the 2005 quarter and 2005 period over the first quarter of 2004 and 2004 period was the result of an increase in ore production of approximately 10%, offset by lower ore grade. A change was made in the second quarter of 2004 to increase ore production and mine at a lower grade to optimize the earnings on the mineral resources. Ore production improved over the first quarter of 2005 due to improved production at the Fletcher mine, due to increased pillar extraction. Equipment received in 2005 enabled the increased pillar production.

The Company also installed a copper pre-float circuit at its Buick mill in the first half of 2004 that enabled it to process more high grade copper ores from the Viburnum-29 and Viburnum-35 mines and improve copper recoveries from the Buick mill.  As a result, copper concentrate production increased 4,979 tons in the 2005 period to 12,346 over the 2004 period production of 7,367 tons.

In the 2005 period, the primary smelter operations’ lead metal production was 10% lower than in the 2004 period primarily due to the indefinite suspension of operations at the Glover smelter in the first quarter of 2004. The Glover smelter produced approximately 7,000 tons in the 2004 period and production at the Herculaneum smelter was approximately 82,000 tons for the 2004 period.

The Company’s U.S. recycling operations added desulfurization capacity during 2004.  Consecutive monthly records were set in September and October of 2004 for batteries processed and reverb furnace lead produced as a result of the improvements.  Production for the 2005 period was slightly lower than the fourth quarter of 2004 production rate due to shortages in metallurgical coke supply and coke quality which resulted in production interruptions and furnace problems.

The decrease in Doe Run Peru’s La Oroya smelter (La Oroya) 2005 period production of zinc compared to the 2004 period was due to the cessation of operations of its three New Jersey zinc roasters, which were costly to operate and environmentally inefficient. The decision should result in a reduction of refined zinc production to 50,000 tons per year, down from the previous capacity of 88,200. This change, as expected, has reduced sulfuric acid gas and other gas emissions as well as reduced the disposal of liquid effluents.

Results of Operations

Gross margin on sales (net sales less cost of sales) increased from $20.7 million in the 2004 quarter to $28.1 million in the 2005 quarter and from $32.3 million in the 2004 period to $65.7 million in the 2005 period. Gross margin on sales for the Company’s U.S. operations increased from $8.7 million in the 2004 quarter to $16.7 million in the 2005 quarter and from $15.9 million in the 2004 period to $42.0 million in the 2005 period. Gross margin on sales for Doe Run Peru decreased from $12.0 million in the 2004 quarter to $11.3 million in the 2005 quarter and increased from $16.4 million in the 2004 period to $23.8 million in the 2005 period.

A 40% and 49% increase in realized prices for the Company’s U.S. operations lead metal sales, fueled by the increase in LME prices and by higher premiums over the LME, contributed an additional $16.7 million and $33.5 million to gross margin on sales in the 2005 quarter and period compared to the 2004 quarter and period, respectively. An increase in copper concentrate and kettle dross sales volume resulted in an increase in gross margin for the Company’s U.S. operations of $6.6 million in the 2005 period over the 2004 period and higher realized prices for zinc concentrates contributed an additional $3.8 million to gross margin compared to the 2004 period. These increases were offset by higher production costs at the U.S. primary lead operations, primarily due to lower ore grade, lower metal production, higher salaries, wages and employee benefits, maintenance and metallurgical coke costs. Increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, were offset by improved feed costs per unit of metal produced. In addition, cost revisions resulted in an adjustment of environmental remediation liabilities of approximately $3.5 million in the 2005 quarter and period compared to $1.0 million in the 2004 period, which was recorded in the first quarter of 2004.

Doe Run Peru’s gross margins were relatively flat for the 2005 period over the 2004 period, which is primarily the result of an improvement in the treatment charges received in processing copper and zinc concentrates and free metal benefits. Also contributing to an improved gross margin were by-product sales. These benefits were offset by higher conversion costs primarily due to higher fuel and coke prices, higher maintenance and spare parts and supplies costs.

Selling, general and administrative costs increased $4.3 million in the 2005 quarter over the 2004 quarter and $6.0 million in the 2005 period over the 2004 period. The increase was due primarily to increased salaries and employee benefit costs and legal fees.

Unrealized (gains) losses on derivative financial instruments are related to the change in fair market value of derivative financial instruments that are a part of Doe Run’s risk management strategy. The change from an unrealized loss of $0.9 million in the 2004 period to an unrealized gain of $1.3 million in the 2005 period is the result of a decrease in the fair market value of open contracts at April 30, 2005 compared to October 31, 2004, and the realization of previously unrealized losses.  Unrealized gains decreased from $4.1 million to $0.5 million in the 2005 quarter versus the 2004 quarter due to the reclassification of previously unrealized losses to realized losses in the 2004 quarter as the result of the substantial increase in the LME price during 2004.  See also “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Other operating expenses increased $0.3 million from the 2004 quarter to the 2005 quarter and $1.1 million from the 2004 period to the 2005 period. The expenses primarily relate to the recognition of impairment losses for the value of houses purchased in the town of Herculaneum, Missouri under a residential property purchase plan.

As of May 31, 2005, 149 homeowners had requested offers, and 125 of 148 delivered offers had been accepted. As of May 31, 2005, the Company had spent approximately $9.3 million under the residential property purchase plan. Another $0.3 million of accepted offers are awaiting a closing date and $1.8 million in outstanding offers have not been accepted. Management cannot estimate how many of the remaining homeowners will accept offers.

Income tax expense (benefit) in the 2004 quarter and 2004 period reflects a change in tax law in Peru. Under a law passed in December 2003, certain technical services that Doe Run provided under an agreement with Doe Run Peru were taxed at 30%. The agreement was canceled on July 1, 2004.

Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes.  Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns.  As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement. The Company paid Renco $0.3 million under this agreement in the 2005 quarter, and had $0.1 million owing as of April 30, 2005.

Liquidity

The Company is highly leveraged and has significant commitments for environmental matters. In addition, Doe Run Peru has significant commitments for Environmental Remediation and Management Program (PAMA) expenditures. Consequently, a substantial portion of cash flows from operations is dedicated to the payment of these obligations, which will reduce funds available for other business purposes. These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

Net unused availability at April 30, 2005 and October 31, 2004 under the Doe Run Revolving Credit Facility was approximately $22.3 million and $22.5 million, respectively, and under the Doe Run Peru Revolving Credit Facility was $5.8 million and virtually none, respectively.  In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $7.4 million and $4.2 million, respectively, at April 30, 2005 and $13.4 million and $6.9 million, respectively, at October 31, 2004. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax (VAT) payments being funded by cash from operations, as Doe Run Peru has remained near its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. The improvement in availability resulted from a receipt of overdue reimbursements of

VAT deposits by Doe Run Peru. The balance of VAT receipts receivable decreased by $15.6 million in the 2005 quarter.

Inventory quantities for the Company’s U.S. operations at April 30, 2005 have increased since October 31, 2004, resulting from normal seasonal fluctuations, lower lead metal production than the fourth quarter of 2004 at the recycling facility, which has resulted in an increase of work in process inventories, and lower sales volume, as well as lack of availability of transportation for sales of concentrates. Doe Run Peru also has had difficulty obtaining transportation for its export sales, which resulted in an increase in finished goods inventories for the same periods.

The Company’s auditors issued unqualified opinions on the 2004 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements, and significant capital requirements under environmental commitments.

Doe Run’s outstanding 11.25% Senior Notes and 11.25% Senior Secured Notes totaling $7.5 million were retired in the second quarter of 2005. In addition, Doe Run paid interest at the option of 8.5% on its 11.75% Notes totaling $9.3 million in the 2005 quarter. Interest of $3.0 million due under the Term Note in April 2005 was paid within a grace period in May 2005. The Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility expire in the fourth quarter of 2005, and will require renegotiation to extend their terms. Furthermore, any new or amended credit facility must comply with the cash assignment requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended, as discussed in “Significant Issues.” There can be no assurance that the renewal efforts will be successful, or if successful, that the renewal would be at terms favorable to the Company. The Company’s term note in the amount of $15.5 million (the Term Note) matures in October 2005. Discussions have been held with Renco to extend the Term Note, but there can be no assurance that the term will be extended.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the Majority Warrantholders will have the right to require Doe Run to repurchase all, but not less than all, of the Warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the Warrants, as determined by a third party appraisal.

Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $104.1 million and $41.6 million, respectively. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $1.4 million and $19.3 million for the income tax and VAT matters, respectively.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $5.9 million for tax years 1998 through 2004.

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

Management believes that high metal prices and other revenue enhancements, and the issuance of the Supreme Decree allowing an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plants will enable the Company to continue as a going concern. The Company’s ability to meet obligations after 2005 could be affected by  future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control, or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

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

The fair market value loss of the Company’s derivatives was approximately $6.9 million and $9.0 million at April 30, 2005 and October 31, 2004, respectively. These losses, when realized, would be offset by higher prices on the Company’s sales of physical metal. The majority relates to sold lead futures and sold lead call options related to the U.S. operations. A 10% increase in metal prices would not have a significant effect on the Company’s open contracts at April 30, 2005.

Interest Rate Risk

The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. A material increase in interest rates could adversely affect the Company’s business, financial condition and results of operations. A 1% increase in the interest rate under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.8 million, based on the loan balances outstanding as of April 30, 2005.

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles. While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse affect on the Company’s business, financial condition and results of operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of April 30, 2005 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Doe Run was dismissed from the following cases: Bray, et al. v. BNSF, et al. (filed June 10, 2004), Storie, et al. v. BNSF, et al. (filed June 18, 2004), Barnicle, et al., v. BNSF, et al, (filed July 1, 2004), Abney, et al. v. BNSF, et al (filed July 9,2004), Cooper, et al. v. BNSF (filed July 19, 2004), Blackwell, et al. v. BNSF, et al. (filed July 28, 2004), Gold, et al. v. BNSF, et al. (filed August 13, 2004), Barnes, et al. v. BNSF, et al. (filed August 27, 2004), Bennett, et al. v. BNSF, et al. (filed August 31, 2004), Berendt, et al. v. BNSF, et al. (filed September 1, 2004), Boyer, et al. v. BNSF, et al. (filed September 16, 2004), Bowers, et al. v. BNSF, et al. (filed September 21, 2004), Bellm, et al. v. BNSF, et al. (filed October 8, 2004), Brutcher, et al. v. BNSF, et al. (filed October 15, 2004), Cox, et al. v. BNSF (filed November 1, 2004), Green v. BNSF, et al. (filed November 5, 2004), Nichols v. BNSF, et al. (filed November 5, 2004) and Barnicle, et al., v. BNSF, et al, (filed December 21, 2004); all filed in the Circuit Court of the City of St. Louis, Missouri.

BNSF Railway Company v. The Doe Run Resources Corporation, et al. (filed May 6, 2005) was filed in the Circuit Court for the City of St. Louis alleging that Doe Run and other companies associated with lead mining operations in Missouri are responsible for property damage at certain rail yards and for contribution and indemnity for costs incurred by BNSF associated with settlement by BNSF of lead exposure cases.

Farrow et al. v. Fluor Corporation, et al. (filed May 6, 2005) was filed in the Circuit Court for the City of St. Louis alleging certain damages stemming from the operations at the Herculaneum smelter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.19.11	Waiver to Amended and Restated Credit Agreement dated as of February 25, 2005 by and between Doe Run and The Renco Group, Inc., as agent and lender.
10.19.12	Second Amendment and Waiver to Amended and Restated Credit Agreement dated as of April 29, 2005 by and between Doe Run and The Renco Group, Inc., as agent and lender.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION
(Registrant)

/s/ David A. Chaput
Date: June 14, 2005	David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial officer)