Form 10-Q
period 2005-07-31
DOE RUN RESOURCES CORP
filed 2005-09-14
CIK 1061112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 14, 2005:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share data)

	July 31,	October 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash	$16,528	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	67,822	64,219
Inventories	120,441	103,309
Prepaid expenses and other current assets	23,866	35,858
Total current assets	228,657	223,704
Property, plant and equipment, net	247,068	229,640
Other noncurrent assets, net	6,099	4,075
Total assets	$481,824	$457,419

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$88,121	$96,767
Accounts payable	89,064	65,855
Accrued liabilities	77,136	83,878
Total current liabilities	254,321	246,500

Long-term debt, less current maturities	299,477	320,561
Other noncurrent liabilities	79,303	75,765
Total liabilities	633,101	642,826

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,533 shares issued and outstanding; liquidation and redemption value	27,704	25,329

Shareholder’s deficit:
Common stock, $.10 par value per share, 1,667 shares authorized;
1,000 shares issued and outstanding	—	—
Accumulated deficit	(137,924)	(168,700)
Accumulated other comprehensive losses	(41,057)	(42,036)
Total shareholder’s deficit	(178,981)	(210,736)
Total liabilities and shareholder’s deficit	$481,824	$457,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Net sales	$257,109	$226,622	$740,148	$632,267

Costs and expenses:
Cost of sales	227,900	193,148	645,231	566,511
Depreciation, depletion and amortization	6,310	6,107	18,211	18,779
Selling, general and administrative	12,909	8,604	35,350	25,087
Unrealized (gain) loss on derivative financial instruments	(2,595)	(679)	(3,856)	261
Other	871	980	4,029	3,029
Total costs and expenses	245,395	208,160	698,965	613,667

Income from operations	11,714	18,462	41,183	18,600

Other income (expense):
Interest expense, net	(1,955)	(3,105)	(8,710)	(9,692)
Other, net	573	(288)	1,212	(800)
	(1,382)	(3,393)	(7,498)	(10,492)

Income before income tax expense	10,332	15,069	33,685	8,108

Income tax expense	—	626	—	2,147

Net income	$10,332	$14,443	$33,685	$5,961
Preferred stock dividends	(792)	(703)	(2,375)	(2,110)
Net income allocable to common shares	$9,540	$13,740	$31,310	$3,851

Total comprehensive income	$11,177	$14,653	$34,664	$7,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended July 31,
	2005	2004

Cash flows from operating activities:
Net income	$33,685	$5,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,211	18,779
Imputed interest and amortization of deferred financing costs	705	1,927
Unrealized (gain) loss on derivative financial instruments	(3,856)	261
Losses from impairment and disposal of long-lived assets	2,250	1,680
Net increase (decrease) resulting from other changes in assets and liabilities	12,796	(21,014)
Net cash provided by operating activities	63,791	7,594

Cash flows from investing activities:
Purchases of property, plant and equipment	(37,878)	(16,817)
Proceeds from disposal of assets	43	—
Proceeds from sale of investments	469	—
Net cash used in investing activities	(37,366)	(16,817)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	(15,122)	914
Payments on long-term debt	(14,642)	(2,387)
Payments of dividends	(451)	—
Net cash used in financing activities	(30,215)	(1,473)

Net decrease in cash	(3,790)	(10,696)

Cash at beginning of period	20,318	16,794
Cash at end of period	$16,528	$6,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its subsidiaries (on a consolidated basis, the Company). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (Renco). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2005 and the results of operations for the three and nine-month periods ended July 31, 2005 and 2004. Interim periods are not necessarily indicative of results to be expected for the year.

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

The Peruvian Government has issued a supreme decree (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. See Note 7 for discussion of current legislation that may affect the Supreme Decree. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plants contemplated by the original PAMA. Doe Run Peru will also perform additional environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of July 31, 2005, the estimated remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and the additional projects is approximately $129,400. If the extension of the PAMA is approved, management expects to fund the PAMA projects with cash from Doe Run Peru’s operations or through additional borrowings.

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

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $113,900.

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

These issues raise substantial doubt about the Company’s ability to continue as a going concern. Subject to Doe Run Peru’s ability to provide the required financial security, management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has implemented a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which is expected to improve Doe Run Peru’s ability to make the investments under the PAMA, assuming an extension is received. Revenue enhancement includes the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. The zinc ferrite processing is expected to produce a product with a zinc and silver content totaling approximately 20,000 tons and 4.3 million ounces, respectively, on an annual basis beginning in the second half of the fourth quarter of 2005. Planned cost reduction measures include manpower reductions through voluntary retirement. Management will continue to analyze cost management opportunities in current operating conditions.

Doe Run Peru has received assessments of income tax, including penalties and interest, and Value Added Tax (VAT) totaling $108,800 and $43,400, respectively, as discussed in Note 4. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $8,000 and $20,100 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $7,400 for tax years 1998 through 2004.

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

Net unused availability at July 31, 2005 and October 31, 2004 under the Doe Run Revolving Credit Facility was approximately $34,200 and $22,500, respectively, and under the Doe Run Peru Revolving Credit Facility was $200 and virtually none, respectively. In addition to the availability under their revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $3,300 and $13,200, respectively, at July 31, 2005 and $13,400 and $6,900, respectively, at October 31, 2004.

Management believes that high metal prices and other revenue enhancements, and the issuance of the Supreme Decree, which allows an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plants, will enable the Company to continue as a going concern.

(3)                     Inventories

Inventories consist of the following:

	July 31, 2005	October 31, 2004

Finished metals and concentrates	$15,491	$16,646
Metals and concentrates in process	73,419	58,664
Materials, supplies and repair parts	31,531	27,999
	$120,441	$103,309

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,363 and $5,146 at July 31, 2005 and October 31, 2004, respectively.

(4)                     Income Taxes

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amounts consisting of additional income taxes due, penalties and interest total approximately $108,800.

The Company estimates that the effect of a similar assessment for tax years after 2001 consisting of additional income taxes due, penalties and interest would be approximately $8,000.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $7,400 for tax years 1998 through 2004.

Doe Run Peru has also received Value-Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43,400. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. The Company discontinued use of holding certificates in May 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20,100 in regard to its exports with holding certificates.

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

Pursuant to the Company’s tax sharing agreement with Renco, the Company paid Renco $141 in the third quarter of 2005, and had $83 owing as of July 31, 2005.

(5)                     Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Service cost	$667	$420	$1,764	$1,619
Interest cost on projected benefit obligation	1,711	1,276	5,036	4,921
Expected return on assets	(1,418)	(922)	(4,276)	(3,555)
Net amortization and deferral of unrecognized net losses	1,734	677	3,156	2,608
Curtailment loss	—	—	690	—
Net periodic benefit cost	$2,694	$1,451	$6,370	$5,593

The Company is required to make total contributions of $8,925 in 2005, of which $5,720 had been paid as of July 31, 2005.

On April 11, 2005, the Company’s Board of Directors adopted changes to the Company’s defined benefit plans. Effective July 1, 2005, no new employees are eligible to participate in the plans and participants’ benefit accruals will cease. A curtailment loss of $690 was reflected in operating expenses in the three months ended April 30, 2005. Effective July 1, 2005, the Company’s 401(k) plan was also amended to change the definition of eligible compensation and change the Company’s mandatory match from 25% of the first 6% of a participant’s before-tax contribution to 50% of the first 5% of a participant’s before-tax contribution. In addition, the amendment provides for a fixed 1% profit sharing contribution.

Net Worth Appreciation Agreements

Certain employees are parties to net worth agreements with Doe Run, pursuant to which, upon termination of each person’s employment with Doe Run, they are entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined in such agreement, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person’s employment, and at three month intervals thereafter. The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements.

On July 1, 2005, the Company’s Board of Directors adopted changes to the Company’s net worth appreciation agreements, copies of which are exhibits to this report, primarily consisting of changes to the base dates as defined in the agreements. In accordance with these changes, the Company recorded $1,011 in expense during the third quarter of 2005.

(6)                     Segment Information

The Company’s operating segments are separately managed business units that are distinguished by products, location and production processes. The primary lead segment includes integrated mining, milling and smelting operations located in Missouri. The recycling operation segment, located in Missouri, recycles lead-bearing materials, primarily spent batteries. The fabricated products segment, located in Casa Grande, Arizona and Vancouver, Washington, produces value-added lead products. Doe Run Peru, with operations in La Oroya and Cobriza, Peru, produces an extensive product mix of non-ferrous and precious metals.

Operating Segments – Revenues

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Revenues from external customers:
Doe Run Peru	$171,561	$144,897	$477,603	$415,874
Primary lead	63,256	59,235	192,336	157,957
Recycling operation	22,262	20,595	63,260	58,357
Fabricated products	3,137	2,934	10,338	9,082
Total	260,216	227,661	743,537	641,270
Revenues from other operating segments: (1)
Doe Run Peru	396	1,469	3,120	1,578
Primary lead	508	397	1,219	913
Recycling operation	14	151	194	306
Total	918	2,017	4,533	2,797
Total reportable segments	261,134	229,678	748,070	644,067
Metal sales not attributed to operating segments	31	1,052	2,551	1,603
Realized losses on derivative contracts	(3,138)	(2,091)	(5,940)	(10,606)
Intersegment eliminations	(918)	(2,017)	(4,533)	(2,797)
Total revenues	$257,109	$226,622	$740,148	$632,267

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

Operating Segments – Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Doe Run Peru	$12,437	$9,930	$28,151	$20,373
Primary lead	8,062	17,274	50,133	36,332
Recycling operation	5,760	5,552	14,693	12,811
Fabricated products	445	442	1,687	856
Total reportable segments	26,704	33,198	94,664	70,372
Realized losses on derivatives	(3,138)	(2,092)	(5,940)	(10,607)
Other revenues and expenses (1)	(1,939)	(1,017)	(7,273)	(4,177)
Expenses allocated in current period (2)	3,241	—	—	—
Corporate selling, general and administrative expenses	(8,220)	(5,576)	(21,331)	(15,808)
Intersegment eliminations	(10)	(10)	3	7
Consolidated adjusted EBITDA	16,638	24,503	60,123	39,787
Depreciation, depletion and amortization	(6,310)	(6,107)	(18,211)	(18,779)
Interest expense, net	(1,955)	(3,105)	(8,710)	(9,692)
Unrealized gain (loss) on derivatives	2,595	679	3,856	(261)
Losses from impairment and disposal of long-lived assets	(261)	(439)	(2,250)	(1,680)
Asset retirement obligation accretion expense	(375)	(462)	(1,123)	(1,352)
Other	—	—	—	85
Income before income taxes	$10,332	$15,069	$33,685	$8,108

(1)          Other revenues and expenses consists of the profit on metal sales not attributed to operating segments and operating expenses not allocated to operating segments, including adjustments to environmental liabilities relating to historic operations of $330 and $3,301 for the three and nine months ended July 31, 2005, respectively, and $0 and $1,000 for the three and nine months ended July 31, 2004, respectively; certain employee compensation (income) expenses of $(3) and $1,788 for the three and nine months ended July 31, 2005, respectively and $247 and $739 for the three and nine months ended July 31, 2004, respectively; and adjustments necessary to state the primary lead and recycling operations’ inventories at LIFO cost of $558 and $1,308 for the three and nine months ended July 31, 2005, respectively and $600 and $1,800 for the three and nine months ended July 31, 2004, respectively.

(2)          Due to timing, certain operating costs were allocated to segments in a different period than recorded in the consolidated financial statements.

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

The Company’s mines and related processing facilities are subject to governance by various agencies that have established minimum standards for reclamation. The Company’s primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri, is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (RCRA), but is subject to a state closure permit, which requires the Company to contain and cover the pile upon cessation of operations. The Company’s mining and milling operations are subject to Missouri mine waste closure permit requirements and lease agreements that require the Company to reclaim surface areas, including remediation of mining waste disposal areas, and to perform closure activities underground. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Closure activities may be performed over time.

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

The Company’s total recorded liability for AROs was approximately $15,700 and $14,600 as of July 31, 2005 and October 31, 2004, respectively.

Environmental remediation - Domestic Operations

The Company had recorded liabilities of approximately $19,500 and $18,800 related to remediation obligations as of July 31, 2005 and October 31, 2004, respectively.

Doe Run is subject to an Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. Under this AOC, Doe Run completed additional soil testing in the area within a one-mile radius of the smelter and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed. The May 29, 2001 AOC was modified effective on May 20, 2004. At July 31, 2005 the estimated remaining cost of remediating these properties is approximately $960, with approximately $180 to be spent during the remainder of calendar 2005.

Doe Run signed a settlement agreement with the State of Missouri on April 26, 2002, whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. The offers have expired except for a few with pending closing dates or special arrangements.

As of July 31, 2005, a total of 149 homeowners had requested and were delivered offers, and 142 of those offers had been accepted. As of July 31, 2005, the Company had spent approximately $9,700 under the residential property purchase plan. Another $1,400 of accepted offers are awaiting a closing date and $400 in outstanding offers have not been accepted. Doe Run has complied in all material respects with the property purchase provisions of the settlement agreement.

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

Doe Run is subject to a State Implementation Plan (SIP) with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to attain and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected attainment of the lead standard for 10 of the last 12 quarters. Since the air quality monitors reflected a second quarter of non-compliance, the permitted annual capacity of the Herculaneum Smelter will decrease from 250,000 to 200,000 tons, which does not affect results at current production levels. Further non-compliance could result in SIP revisions that could have a material adverse financial impact on the Company. Management is in discussions with the Missouri Department of Natural Resources to explore options intended to improve the smelter’s ability to attain and maintain compliance in the future.

Doe Run has received notice that it is a potentially responsible party (PRP) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; sites comprising areas along roads in Iron, Dent and Reynolds counties in Missouri; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block “P” site in Cascade County and Judith County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the U.S. EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company’s estimate of the cost of the remediation of these sites, including the two additional sites in St. Francois County, is included in the total liability for remediation obligations, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, additional costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order (UAO) ordering certain remediation activities by Doe Run at the Block “P” millsite. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties. The final remediation is currently in progress.

Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the west Bonne Terre site and is nearly finished on the east site with completion expected in late 2005.

Doe Run has completed an EE/CA for the Rivermines site and, while unable to accept certain financial assurance provisions of a proposed AOC, has agreed to conduct a removal action at the site under a UAO. Work has commenced on the removal action. The EPA has accelerated the timeframe to complete the majority of the remediation effort by the summer of 2006.

Doe Run is subject to an AOC with the U.S. EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed and will continue with revegetation and ongoing monitoring and maintenance activities.

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas. Doe Run’s National EE/CA was completed by the PRPs and was submitted to the U.S. EPA for approval. The U.S. EPA conducted its own EE/CA, which is currently open for public discussion. The cost of their remedy is higher than the submitted EE/CA. The Leadwood EE/CA has been submitted to the U.S. EPA for approval. In addition, Doe Run has signed an AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on groundwater, residential soils, several creeks and a river and the need for related remediation. The initial draft of the RI/FS was submitted in early March 2002. Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After a sampling of 678 houses by the U.S. EPA and the Missouri DNR, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. Recorded liabilities could change, due to changes in management’s estimates of the number of houses requiring remediation, remediation methods, the costs of remediation and Doe Run’s apportionment of the costs.

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

Doe Run’s recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes issued in 1989. This will involve remediation of solid waste management units at the site and it is expected that the plan for corrective action will be approved in fiscal 2005. The Company’s estimate of the cost of this corrective action is $2,000. The storage area is also covered under the permit, but management does not believe the cost of closure is material. While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. Doe Run currently meets the effluent limits under these permits, but if compliance is not maintained, additional improvements to its treatment facilities could be required.

Foreign Operations

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

Doe Run Peru has committed under its current approved PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

•      Construct new sulfuric acid plants;

•      Construct a treatment plant for the copper refinery effluent;

•      Construct an industrial wastewater treatment plant for the smelter and refinery;

•      Improve the slag handling system;

•      Improve Huanchan lead and copper slag deposits;

•      Construct an arsenic trioxide deposit;

•      Improve the zinc ferrite disposal site;

•      Construct domestic wastewater treatment and domestic waste disposal; and

•      Construct a monitoring station.

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

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru expects to apply for the extension in October 2005.

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

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $113,900.

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of July 31, 2005, the estimated remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and these projects is approximately $129,400.

Subject to Doe Run Peru’s ability to provide the required financial security, management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree. In addition, the Company cannot assure that it will be successful in obtaining the necessary financial security required.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its PAMA requirements in June 2004, ceased discharging mine waste into the Mantaro River and is in compliance with the emissions standards required by the PAMA.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of July 31, 2005 and October 31, 2004.

Consolidated

The Company believes its reserves for domestic and foreign environmental, mine closure and reclamation matters are adequate, based on the information currently available. Depending upon the type and extent of activities required, revisions to management’s estimates of costs to perform these activities are reasonably possible in the near term. Therefore, there can be no assurance that additional costs, both individually and in the aggregate, would not have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

(8)                     Litigation

Doe Run is a defendant in nine lawsuits alleging certain damages stemming from the operations at the Herculaneum smelter. Three of these cases are class action lawsuits. In two cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In another case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were less than six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. The trial court has denied class certification for the medical monitoring class, but granted class certification for a property owner class subject to consideration of requests for clarification from the plaintiffs and defendants. Six of the cases are personal injury actions by 26 individuals who allege damages from the effects of lead due to operations at the smelter. Punitive damages also are being sought in each case.

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

Doe Run has been named in an asbestos injury suit in the City of St. Louis by an individual against numerous companies and public entities, alleging that he was exposed to asbestos, including at the premises of the St. Joe Minerals Corporation (Doe Run’s predecessor). Doe Run was named in two similar suits filed in Madison County, Illinois, one alleging that a worker was exposed to asbestos at premises of the St. Joe Minerals Corporation, and the other filed by a person who did laundry for insulation workers in her family who were allegedly exposed to asbestos at Doe Run’s Herculaneum, Missouri facility. Doe Run was served a Writ of Summons in a fourth case filed in Pennsylvania in May 2003.

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

Doe Run Peru is a defendant in 155 lawsuits in the Lima, Peru labor courts whereby workers have alleged damages from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of nine concluded cases in this category, eight were dismissed and one resulted in a payment by Doe Run Peru of $9.

Doe Run Peru is also a defendant in 141 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $25. Of 26 concluded cases in this category, 23 were dismissed and three resulted in a payment by Doe Run Peru of $3. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 149 workers remaining in the lawsuit total approximately $660.

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

(9)                     Subsequent Events

Litigation

Lawyers currently involved in litigation against the Company in Missouri filed 31 lawsuits on behalf of 159 plaintiffs in the Circuit Court for the City of St. Louis.  The lawsuits were filed immediately preceding the August 28, 2005 deadline for a statutory change restricting tort claim venues to the county where the plaintiff was first injured.

The Company is unable at this time to estimate the expected outcome and the final costs of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

Hurricane Katrina

The Company ships concentrates to customers overseas and receives coke from suppliers on barges that are processed in New Orleans. Should such shipments be hindered by the recent hurricane, it could have a material impact on the results of operations of the Company for the year ended October 31, 2005.

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

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet (unaudited)

As of July 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$3,328	$—	$1	$13,199	$—	$16,528
Trade accounts receivable, net of allowance for doubtful accounts	40,549	—	2,251	25,629	(607)	67,822
Inventories	42,128	—	1,160	77,206	(53)	120,441
Prepaid expenses and other current assets	7,835	—	10	16,021	—	23,866
Due from subsidiaries/parent	151,473	1,815	—	—	(153,288)	—
Total current assets	245,313	1,815	3,422	132,055	(153,948)	228,657
Property, plant and equipment, net	72,642	15,760	1,092	157,574	—	247,068
Due from subsidiaries	14,432	—	—	—	(14,432)	—
Other noncurrent assets, net	6,014	—	63	22	—	6,099
Investment in subsidiaries	6,019	—	—	—	(6,019)	—
Total assets	$344,420	$17,575	$4,577	$289,651	$(174,399)	$481,824

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$48,301	$—	$—	$39,820	$—	$88,121
Accounts payable	24,058	—	403	65,210	(607)	89,064
Accrued liabilities	46,577	—	470	30,089	—	77,136
Due to parent/subsidiaries	1,815	—	8,410	143,063	(153,288)	—
Total current liabilities	120,751	—	9,283	278,182	(153,895)	254,321

Long-term debt, less current maturities	299,465	—	—	12	—	299,477
Due to parent	—	—	—	14,432	(14,432)	—
Other noncurrent liabilities	75,481	—	369	3,453	—	79,303
Total liabilities	495,697	—	9,652	296,079	(168,327)	633,101

Series A redeemable preferred stock	27,704	—	—	—	—	27,704

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	22,268	1,205	—	(23,473)	—
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(178,981)	(4,693)	(6,281)	(8,433)	19,407	(178,981)
Total shareholders’ equity (deficit)	(178,981)	17,575	(5,075)	(6,428)	(6,072)	(178,981)
Total liabilities and shareholders’ equity (deficit)	$344,420	$17,575	$4,577	$289,651	$(174,399)	$481,824

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheet

As of October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$13,412	$—	$1	$6,905	$—	20,318
Trade accounts receivable, net of allowance for doubtful accounts	42,269	—	1,942	22,217	(2,209)	64,219
Inventories	36,359	—	1,130	65,876	(56)	103,309
Prepaid expenses and other current assets	19,898	—	59	15,901	—	35,858
Due from subsidiaries/parent	11,998	1,162	—	—	(13,160)	—
Total current assets	123,936	1,162	3,132	110,899	(15,425)	223,704
Property, plant and equipment, net	72,716	14,739	1,442	140,743	—	229,640
Due from subsidiaries	156,495	—	—	—	(156,495)	—
Other noncurrent assets, net	3,890	—	63	122	—	4,075
Investment in subsidiaries	(12,647)	—	—	—	12,647	—
Total assets	$344,390	$15,901	$4,637	$251,764	$(159,273)	457,419

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$57,367	$—	$—	$39,400	$—	96,767
Accounts payable	23,310	—	662	44,092	(2,209)	65,855
Accrued liabilities	55,625	—	1,054	27,199	—	83,878
Due to parent/subsidiaries	1,162	—	7,998	143,063	(152,223)	—
Total current liabilities	137,464	—	9,714	253,754	(154,432)	246,500

Long-term debt, less current maturities	320,561	—	—	—	—	320,561
Due to parent	—	—	—	17,432	(17,432)	—
Other noncurrent liabilities	71,772	—	533	3,460	—	75,765
Total liabilities	529,797	—	10,247	274,646	(171,864)	642,826

Series A redeemable preferred stock	25,329	—	—	—	—	25,329

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,348	1,205	—	(20,553)	—
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(210,736)	(3,447)	(6,816)	(24,887)	35,150	(210,736)
Total shareholders’ equity (deficit)	(210,736)	15,901	(5,610)	(22,882)	12,591	(210,736)
Total liabilities and shareholders’ equity (deficit)	$344,390	$15,901	$4,637	$251,764	$(159,273)	457,419

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Nine Months Ended July 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$253,621	$—	$10,338	$480,722	$(4,533)	$740,148

Costs and expenses:
Cost of sales	201,569	—	7,589	440,609	(4,536)	645,231
Depletion, depreciation and amortization	6,685	1,899	327	9,300	—	18,211
Selling, general and administrative	20,551	—	1,851	12,948	—	35,350
Unrealized (gain) loss on derivatives	(4,425)	—	—	569	—	(3,856)
Other	3,711	29	152	137	—	4,029
Total costs and expenses	228,091	1,928	9,919	463,563	(4,536)	698,965

Income (loss) from operations	25,530	(1,928)	419	17,159	3	41,183

Other income (expense):
Interest expense, net	(6,495)	—	(461)	(1,754)	—	(8,710)
Other, net	(527)	681	9	1,049	—	1,212
Equity in earnings of subsidiaries	15,177	—	—	—	(15,177)	—
	8,155	681	(452)	(705)	(15,177)	(7,498)

Income (loss) before income tax expense	33,685	(1,247)	(33)	16,454	(15,174)	33,685

Income tax expense	—	—	—	—	—	—
Net income (loss)	33,685	(1,247)	(33)	16,454	(15,174)	33,685
Preferred stock dividends	(2,375)	—	—	—	—	(2,375)
Net income (loss) allocable to common shares	$31,310	$(1,247)	$(33)	$16,454	$(15,174)	$31,310

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended July 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$82,934	$—	$3,137	$171,956	$(918)	$257,109

Costs and expenses:
Cost of sales	70,860	—	2,349	155,599	(908)	227,900
Depletion, depreciation and amortization	2,152	643	118	3,397	—	6,310
Selling, general and administrative	7,920	—	649	4,340	—	12,909
Unrealized (gain) loss on derivatives	(2,933)	—	—	338	—	(2,595)
Other	871	—	—	—	—	871
Total costs and expenses	78,870	643	3,116	163,674	(908)	245,395

Income (loss) from operations	4,064	(643)	21	8,282	(10)	11,714

Other income (expense):
Interest expense, net	(1,288)	—	(147)	(520)	—	(1,955)
Other, net	(89)	235	7	420	—	573
Equity in earnings of subsidiaries	7,645	—	—	—	(7,645)	—
	6,268	235	(140)	(100)	(7,645)	(1,382)

Income (loss) before income tax expense	10,332	(408)	(119)	8,182	(7,655)	10,332

Income tax expense	—	—	—	—	—	—
Net income (loss)	10,332	(408)	(119)	8,182	(7,655)	10,332
Preferred stock dividends	(792)	—	—	—	—	(792)
Net income (loss) allocable to common shares	$9,540	$(408)	$(119)	$8,182	$(7,655)	$9,540

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Nine Months Ended July 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$216,368	$—	$9,082	$417,452	$(10,635)	$632,267

Costs and expenses:
Cost of sales	173,777	—	7,191	388,347	(2,804)	566,511
Depletion, depreciation and amortization	7,113	2,189	633	8,844	—	18,779
Selling, general and administrative	15,230	—	1,617	16,078	(7,838)	25,087
Unrealized (gain) loss on derivatives	272	—	—	(11)	—	261
Other	2,990	29	(1)	11	—	3,029
Total costs and expenses	199,382	2,218	9,440	413,269	(10,642)	613,667

Income (loss) from operations	16,986	(2,218)	(358)	4,183	7	18,600

Other income (expense):
Interest expense, net	(7,623)	—	(532)	(1,537)	—	(9,692)
Other, net	(761)	630	4	(673)	—	(800)
Equity in earnings of subsidiaries	(494)	—	—	—	494	—
	(8,878)	630	(528)	(2,210)	494	(10,492)

Income (loss) before income tax expense	8,108	(1,588)	(886)	1,973	501	8,108

Income tax expense	2,147	—	—	—	—	2,147
Net income (loss)	5,961	(1,588)	(886)	1,973	501	5,961
Preferred stock dividends	(2,110)	—	—	—	—	(2,110)
Net income (loss) allocable to common shares	$3,851	$(1,588)	$(886)	$1,973	$501	$3,851

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended July 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$81,402	$—	$2,934	$146,366	$(4,080)	$226,622

Costs and expenses:
Cost of sales	59,358	—	2,184	133,613	(2,007)	193,148
Depletion, depreciation and amortization	2,271	570	211	3,055	—	6,107
Selling, general and administrative	5,372	—	515	4,780	(2,063)	8,604
Unrealized gain on derivatives	(983)	—	—	304	—	(679)
Other	973	—	—	7	—	980
Total costs and expenses	66,991	570	2,910	141,759	(4,070)	208,160

Income (loss) from operations	14,411	(570)	24	4,607	(10)	18,462

Other income (expense):
Interest expense, net	(2,513)	—	(175)	(417)	—	(3,105)
Other, net	(315)	211	3	(187)	—	(288)
Equity in earnings of subsidiaries	3,486	—	—	—	(3,486)	—
	658	211	(172)	(604)	(3,486)	(3,393)

Income (loss) before income tax expense	15,069	(359)	(148)	4,003	(3,496)	15,069

Income tax expense	626	—	—	—	—	626
Net income (loss)	14,443	(359)	(148)	4,003	(3,496)	14,443
Preferred stock dividends	(703)	—	—	—	—	(703)
Net income (loss) allocable to common shares	$13,740	$(359)	$(148)	$4,003	$(3,496)	$13,740

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended July 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$45,346	$653	$(71)	$35,067	$(17,204)	$63,791

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,596)	—	(130)	(26,152)	—	(37,878)
Net proceeds from disposal of assets	42	—	1	—	—	43
Net proceeds from sales of investments	469	—	—	—	—	469
Investment in subsidiaries	(17,204)	—	—	—	17,204	—
Net cash provided by (used in) investing activities	(28,289)	—	(129)	(26,152)	17,204	(37,366)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	(15,522)	—	—	400	—	(15,122)
Payments on long-term debt	(14,621)	—	—	(21)	—	(14,642)
Payments of dividends	(451)	—	—	—	—	(451)
Due to/due from parent/subsdiaries	3,453	(653)	200	(3,000)	—	—
Net cash provided by (used in) financing activities	(27,141)	(653)	200	(2,621)	—	(30,215)

Net increase (decrease) in cash	(10,084)	—	—	6,294	—	(3,790)

Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$3,328	$—	$1	$13,199	$—	$16,528

(10)  Guarantor Subsidiaries (Continued)

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended July 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$14,717	$601	$(595)	$(6,301)	$(828)	$7,594

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,917)	—	—	(8,900)	—	(16,817)
Investment in subsidiaries	(828)	—	—	—	828	—
Net cash used in investing activities	(8,745)	—	—	(8,900)	828	(16,817)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	(1,086)	—	—	2,000	—	914
Payments on long-term debt	(828)	—	—	(1,559)	—	(2,387)
Due to/due from parent/subsdiaries	(4,058)	(601)	595	4,064	—	—
Net cash provided by (used in) financing activities	(5,972)	(601)	595	4,505	—	(1,473)

Net decrease in cash	—	—	—	(10,696)	—	(10,696)

Cash at beginning of period	—	—	—	16,794	—	16,794
Cash at end of period	$—	$—	$—	$6,098	$—	$6,098

DOE RUN PERU S.R.L.

Condensed Balance Sheets

(U.S. dollars in thousands, except share data)

	July 31, 2005	October 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash	$13,199	$6,905
Trade accounts receivable, net of allowance for doubtful accounts	25,629	22,217
Inventories	77,206	65,876
Prepaid expenses and other current assets	16,021	15,901
Total current assets	132,055	110,899

Property, plant and equipment, net	157,574	140,743
Other noncurrent assets, net	22	122
Total assets	$289,651	$251,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$39,820	$39,400
Accounts payable	65,210	44,092
Accrued liabilities	30,089	27,199
Due to related parties	143,063	143,063
Total current liabilities	278,182	253,754

Long-term debt, less current maturities	12	—
Due to parent company and related parties	14,432	17,432
Other noncurrent liabilities	3,453	3,460
Total liabilities	296,079	274,646

Shareholders’ deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Accumulated deficit and other comprehensive loss	(8,433)	(24,887)
Total shareholders’ deficit	(6,428)	(22,882)
Total liabilities and shareholders’ deficit	$289,651	$251,764

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Operations (unaudited)

(U.S. dollars in thousands)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Net sales	$171,956	$146,366	$480,722	$417,452

Costs and expenses:
Cost of sales	155,599	133,613	440,609	388,347
Depletion, depreciation and amortization	3,397	3,055	9,300	8,844
Fees and commissions to related parties	—	3,119	—	5,775
Selling, general and administrative	4,340	1,661	12,948	10,303
Unrealized (gain) loss on derivatives	338	304	569	(11)
Other	—	7	137	11
Total costs and expenses	163,674	141,759	463,563	413,269

Income from operations	8,282	4,607	17,159	4,183

Other income (expense):
Interest expense, net	(520)	(417)	(1,754)	(1,537)
Other, net	420	(187)	1,049	(673)
	(100)	(604)	(705)	(2,210)
Income before income tax expense	8,182	4,003	16,454	1,973

Income tax expense	—	—	—	—

Net income	$8,182	$4,003	$16,454	$1,973

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Cash Flows (unaudited)

(U.S. dollars in thousands)

	Nine Months Ended July 31,
	2005	2004

Net cash provided by (used in) operating activities	$35,067	$(6,301)

Cash flows from investing activities:
Purchases of property, plant and equipment	(26,152)	(8,900)
Net cash used in investing activities	(26,152)	(8,900)

Cash flows from financing activities:
Proceeds from revolving loans, net	400	2,000
Payments on long-term debt	(21)	(1,559)
Increase (decrease) in amount due to related parties	(3,000)	4,064
Net cash provided by (used in) financing activities	(2,621)	4,505

Net increase (decrease) in cash	6,294	(10,696)

Cash at beginning of period	6,905	16,794
Cash at end of period	$13,199	$6,098

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Notes to Financial Statements
(U.S. dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim financial statements include the accounts of Doe Run Peru S.R.L. (Doe Run Peru or the Company). In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 31, 2005 and results of operations for the three and nine-month periods ended July 31, 2005 and 2004. Interim periods are not necessarily indicative of results to be expected for the year.

(2)                     Inventories

Inventories consist of the following:

	July 31, 2005	October 31, 2004

Finished metals and concentrates	$8,970	$8,356
Metals and concentrates in process	53,948	44,523
Materials, supplies and repair parts	14,288	12,997
	$77,206	$65,876

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $771 and $1,436 at July 31, 2005 and October 31, 2004, respectively.

(3)                     Income Taxes

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amounts consisting of additional income taxes due, penalties and interest total approximately $108,800.

The Company estimates that the effect of a similar assessment for tax years after 2001 consisting of additional income taxes due, penalties and interest would be approximately $8,000.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $7,400 for tax years 1998 through 2004.

Doe Run Peru has also received Value-Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43,400. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. The Company discontinued use of holding certificates in May 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20,100 in regard to its exports with holding certificates.

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

The Company’s total recorded liability for AROs was approximately $1,900 as of July 31, 2005 and October 31, 2004.

Environmental Remediation

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

Doe Run Peru has committed under its current approved PAMA to implement the following projects at its La Oroya smelter through December 31, 2006:

•      Construct new sulfuric acid plants;

•      Construct a treatment plant for the copper refinery effluent;

•      Construct an industrial wastewater treatment plant for the smelter and refinery;

•      Improve the slag handling system;

•      Improve Huanchan lead and copper slag deposits;

•      Construct an arsenic trioxide deposit;

•      Improve the zinc ferrite disposal site;

•      Construct a domestic wastewater treatment and domestic waste disposal; and

•      Construct a monitoring station.

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

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru does not expect to apply for the extension until October 2005.

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

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $113,900.

Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of July 31, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and these projects is approximately $129,400.

Subject to Doe Run Peru’s ability to provide the required financial security, management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree. In addition, the Company cannot assure that it will be successful in obtaining the necessary financial security required.

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

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of July 31, 2005 and October 31, 2004.

(5)                     Litigation

Doe Run Peru is a defendant in 155 lawsuits in the Lima, Peru labor courts whereby workers have alleged damages from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of nine concluded cases in this category, eight were dismissed and one resulted in a payment by Doe Run Peru of $9.

Doe Run Peru is also a defendant in 141 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $25. Of 26 concluded cases in this category, 23 were dismissed and three resulted in a payment by Doe Run Peru of $3. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 149 workers remaining in the lawsuit total approximately $660.

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

Net unused availability at July 31, 2005 and October 31, 2004 under the Doe Run Peru Revolving Credit Facility was $200 and virtually none, respectively. In addition to the availability under the revolving credit facility, cash balances at Doe Run Peru were $13,200 and $6,900, respectively, at July 31, 2005 and at October 31, 2004. Continued high metal prices have resulted in outlays for concentrate purchases and VAT payments being funded by cash from operations, as Doe Run Peru has remained near its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.

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

The Peruvian Government has issued a Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. See Note 4 for discussion of current legislation that may affect the Supreme Decree. Doe Run Peru will submit an application for extension to modify the requirements of the existing PAMA and extend the term of the PAMA to complete the construction of the sulfuric acid plants contemplated by the original PAMA. Doe Run Peru will also perform additional environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of July 31, 2005, the remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and the additional projects is approximately $129,400. If the extension of the PAMA is approved, management expects to fund the PAMA projects with cash from Doe Run Peru’s operations or through additional borrowings.

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

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $113,900.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility. An acceleration of this obligation would result in a default of the 11.75% senior notes due 2008 (the 11.75% Notes), of which Doe Run Peru is a guarantor.

These issues raise substantial doubt about Doe Run Peru’s ability to continue as a going concern. Subject to Doe Run Peru’s ability to provide the required financial security, management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree. Doe Run Peru has implemented a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. The zinc ferrite processing is expected to produce a product with a zinc and silver content of approximately 20,000 tons and 4.3 million ounces, respectfully, on an annual basis beginning in the second half of the fourth quarter of 2005. Planned cost reduction measures include manpower reductions through voluntary retirement. Management will continue to analyze cost management opportunities in current operating conditions.

Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $108,800 and $43,400, respectively, as discussed in Note 3. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $8,000 and $20,100 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $7,400 for tax years 1998 through 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the three months (the 2005 quarter) and the nine months (the 2005 period) ended July 31, 2005 compared to the three months (the 2004 quarter) and the nine months (the 2004 period) ended July 31, 2004 should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (Doe Run and together with its subsidiaries, the Company) and the notes thereto, and other financial information included herein.

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

Significant Issues

Primary operations

Storms in May 2005 damaged the roof and siding of the Herculaneum smelter’s sinter plant and strip mill roof. Due to this incident, production was intermittently curtailed during a three-week period for repairs and concern for fugitive emissions resulting in the decrease noted below.  See further discussion and impact under “Results of Operations–Production” below.

Hurricane Katrina

The Company ships concentrates to customers overseas and receives coke from suppliers on barges that are processed in New Orleans. Should such shipments be hindered by the recent hurricane, it could have a material impact on the results of operations of the Company for the year ended October 31, 2005.

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

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru expects to apply for the extension in October 2005.

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

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the overall investment required to build the sulfuric acid plants to be approximately $113.9 million.

Doe Run Peru will also perform other additional environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. As of July 31, 2005, the estimated remaining total cost of the current PAMA projects, including the sulfuric acid plants construction, and these projects is approximately $129.4 million. Doe Run Peru spent $13.5 million in the 2005 period on PAMA projects.

Subject to Doe Run Peru’s ability to provide the required financial security, management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree. In addition, there is no assurance that the Company will be successful in obtaining the necessary financial security required.

Doe Run Peru has implemented a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which would improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. Revenue enhancement projects include the processing of zinc ferrites and an effort to bring more recycled feed into the smelter. Planned cost reduction measures include manpower reductions through voluntary retirement. The zinc ferrite processing is expected to produce a product with a zinc and silver content of approximately 20,000 tons and 4.3 million ounces, respectively, on an annual basis beginning in the second half of the fourth quarter of 2005. Management will continue to analyze cost management opportunities in current operating conditions.

Doe Run Peru has received assessments of income tax, including penalties and interest, and value added tax (VAT) totaling $108.8 million and $43.4 million, respectively. The income tax assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The VAT assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. See further discussion in “Liquidity.” No amounts have been accrued as liabilities related to these assessments.

Results of Operations

Metals Pricing

The following table sets forth average London Metal Exchange (LME) prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
Average Prices	2005	2004	2005	2004
Lead ($/ton)	$855.20	$794.60	$876.20	$730.20
Copper ($/ton)	3,145.00	2,488.60	3,010.40	2,385.80
Zinc ($/ton)	1,232.40	918.00	1,132.00	925.20
Silver ($/troy ounce)	7.12	6.01	7.11	6.22

Production

All references to “ton” are in short tons.

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
U.S. Operations
Lead metal - primary (tons)	29,950	42,281	110,309	131,443
Lead metal - secondary (tons)	34,262	33,824	100,772	99,460
Lead concentrates (metal content, tons)	73,864	70,154	210,509	202,421
Ore grade (lead)	5.54%	6.01%	5.44%	5.75%

Doe Run Peru Operations
Refined copper (tons)	16,667	15,470	48,175	46,773
Refined lead (tons)	33,655	33,571	98,550	98,363
Refined zinc (tons)	10,710	18,433	38,026	56,101
Refined silver (thousands of troy ounces)	8,488	9,015	25,454	27,027
Refined gold (thousands of troy ounces)	18	18	48	48
Copper concentrates (metal content, tons)	4,417	3,585	11,796	12,490
Ore grade (copper content)	1.00%	1.04%	0.98%	1.10%

In the 2005 quarter, the primary smelter operations’ lead metal production was approximately 30% lower than in the 2004 quarter as a result of storms in May 2005 that damaged the roof and siding of the Herculaneum smelter’s sinter plant and strip mill roof. Due to this incident, production was intermittently curtailed during a three-week period for repairs and concern for fugitive emissions resulting in the decrease noted above. Slag chemistry and other operational problems also negatively impacted production during the 2005 quarter. Management is in discussions with the Missouri Department of Natural Resources to explore options that will improve the smelter’s ability to attain and maintain compliance with fugitive emissions standards. In addition to the above, production for the 2005 period was also lower by approximately 7,000 tons than the 2004 period due to the indefinite suspension of operations at the Glover smelter in the first quarter of 2004.

The increase in lead concentrate production at the Company’s primary lead operation’s mines in the 2005 quarter and 2005 period over the first quarter of 2004 and 2004 period was the result of increases in ore production of approximately 16% and 12% in the 2005 quarter and 2005 period, respectively, offset by lower ore grade. These fluctuations are the result of a change made in the second quarter of 2004 to mine at a lower grade to optimize the earnings on the mineral resources. Ore production has improved from earlier in 2005 due to improved production at the Fletcher and Sweetwater mines, attributable to increased pillar extraction. Equipment received in 2005 has enabled the increased pillar extraction.

The Company also installed a copper pre-float circuit at its Buick mill in the first half of 2004 that enabled it to process more high grade copper ores from the Viburnum-29 and Viburnum-35 mines and improve copper recoveries from the Buick mill. As a result, copper concentrate production increased 5,416 tons in the 2005 period to 17,345 over the 2004 period production of 11,929 tons. Improvement in the 2005 quarter was not as pronounced as in earlier quarters due to lower copper grade of ore mined.

The Company’s U.S. recycling operations added desulfurization capacity during 2004. Consecutive monthly records were set in September and October of 2004 for batteries processed and reverb furnace lead produced as a result of the improvements. As a result, production continues at rates slightly better than the 2004 period, but less than planned due to the mix of feed into the recycling facility containing higher levels of sulfur than historical feed materials.

The decrease in Doe Run Peru’s La Oroya smelter (La Oroya) 2005 period production of zinc compared to the 2004 period was due to the cessation of operations of its three New Jersey zinc roasters, which were costly to operate and environmentally inefficient. The decision should result in a reduction of refined zinc production to 50,000 tons per year, down from 2004 fiscal year production of 75,200 tons. This change, as expected, has reduced sulfuric acid gas and other gas emissions as well as reduced the disposal of liquid effluents.

Results of Operations

Gross margin on sales (net sales less cost of sales) decreased from $33.5 million in the 2004 quarter to $29.2 million in the 2005 quarter and increased from $65.8 million in the 2004 period to $94.9 million in the 2005 period. Gross margin on sales for the Company’s U.S. operations decreased from $20.7 million in the 2004 quarter to $12.8 million in the 2005 quarter and increased from $36.7 million in the 2004 period to $54.8 million in the 2005 period. Gross margin on sales for Doe Run Peru increased from $12.7 million in the 2004 quarter to $16.3 million in the 2005 quarter and from $29.1 million in the 2004 period to $40.1 million in the 2005 period.

In the 2005 quarter and period compared to the 2004 quarter and period, a 24% and 41% increase in realized prices for the Company’s U.S. operations lead metal sales, fueled by the increase in LME prices and by higher premiums over the LME, contributed an additional $6.9 million and $40.4 million to gross margin on sales, respectively. An increase in lead concentrate, copper concentrate and kettle dross sales volume resulted in an increase in gross margin for the Company’s U.S. operations of $10.0 million in the 2005 period over the 2004 period. Higher realized prices for zinc concentrates contributed an additional $5.0 million to gross margin compared to the 2004 period.

These improvements were more than offset by the effect of lower lead metal sales volume in the 2005 quarter compared to the 2004 quarter, primarily the result of the lower primary lead production due to the storm damage in the 2005 quarter, and higher production costs at the U.S. primary lead operations, primarily due to lower ore grade, lower metal production, higher salaries, wages and employee benefits, maintenance and repair costs, metallurgical coke costs and steel prices. Increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, were offset by improved feed costs per unit of metal produced. In addition, cost revisions resulted in an adjustment of environmental remediation liabilities of approximately $4.8 million in the 2005 period compared to $1.0 million in the 2004 period and $1.1 million in the 2005 quarter versus none in the 2004 quarter.

The increase in Doe Run Peru’s gross margins is primarily due to the improvement of treatment charges received in processing copper and lead concentrates and free metal benefits for copper and zinc. Also contributing to an improved gross margin were by-product sales such as indium, tellurium and antimony and premium benefits for copper and lead. These benefits were offset by higher conversion costs primarily due to higher fuel and coke prices, increased salaries combined with a weakened U.S. dollar, higher maintenance, spare parts and supplies costs.

Selling, general and administrative costs increased $4.3 million in the 2005 quarter over the 2004 quarter and $10.3 million in the 2005 period over the 2004 period. The period to period increase was due primarily to increased salaries and employee benefit costs of $5.4 million, including $1.0 million related to net worth appreciation agreements, legal fees of $0.9 million, other professional fees of $1.6 million and community related expenses in Peru of $1.2 million.

Unrealized (gains) losses on derivative financial instruments are related to the change in fair market value of derivative financial instruments that are a part of Doe Run’s risk management strategy. The change from an unrealized loss of $0.3 million in the 2004 period to an unrealized gain of $3.9 million in the 2005 period was the result of a decrease in the fair market value of open contracts at July 31, 2005 compared to October 31, 2004, and the realization of previously unrealized losses. Unrealized gains increased from $0.7 million to $2.6 million in the 2005 quarter versus the 2004 quarter due to the reclassification of previously unrealized losses to realized losses in the 2004 quarter as the result of the substantial increase in the LME price during 2004. See also “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Other operating expenses decreased $0.1 million from the 2004 quarter to the 2005 quarter and increased $1.0 million from the 2004 period to the 2005 period. The expenses primarily relate to the recognition of impairment losses for the value of houses purchased in the town of Herculaneum, Missouri under a residential property purchase plan.

As of July 31, 2005, 149 homeowners had requested and were delivered offers, and 142 of those offers had been accepted. As of July 31, 2005, the Company had spent approximately $9.7 million under the residential property purchase plan. Another $1.4 million of accepted offers are awaiting a closing date and $0.4 million in outstanding offers have not been accepted.

Income tax expense (benefit) in the 2004 quarter and 2004 period reflects a change in tax law in Peru. Under a law passed in December 2003, certain technical services that Doe Run provided under an agreement with Doe Run Peru were taxed at 30%. The agreement was canceled on July 1, 2004.

Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement. The Company paid Renco $0.1 million under this agreement in the 2005 quarter, and had $0.1 million owing as of July 31, 2005.

Liquidity

The Company is highly leveraged and has significant commitments for environmental matters. In addition, Doe Run Peru has significant commitments for Environmental Remediation and Management Program (PAMA) expenditures. Consequently, a substantial portion of cash flows from operations is dedicated to the payment of these obligations, which will reduce funds available for other business purposes. These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and may limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

Net unused availability at July 31, 2005 and October 31, 2004 under the Doe Run Revolving Credit Facility was approximately $34.2 million and $22.5 million, respectively, and under the Doe Run Peru Revolving Credit Facility was $0.2 million and virtually none, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $3.3 million and $13.2 million, respectively, at July 31, 2005 and $13.4 million and $6.9 million, respectively, at October 31, 2004. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax (VAT) payments being funded by cash from operations, as Doe Run Peru has remained near its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.

Inventory quantities for the Company’s U.S. operations at July 31, 2005 have increased $5.8 million since October 31, 2004, resulting from normal seasonal increases, lower lead metal production than the fourth quarter of 2004 at the recycling facility which has resulted in an increase of work in process inventories and lower sales volume, as well as lack of availability of transportation for sales of concentrates. Doe Run Peru also has had difficulty obtaining transportation for its export sales, which resulted in an increase in finished goods inventories for the same periods.

The Company’s auditors issued unqualified opinions on the 2004 audited financial statements of the Company and of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements, and significant capital requirements under environmental commitments.

The Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility expire in the fourth quarter of 2005, and will require renegotiation to extend their terms. Furthermore, any new or amended credit facility must comply with the cash assignment requirements established by the Supreme Decree, should Doe Run Peru’s PAMA be extended, as discussed in “Significant Issues.” Renewal negotiations are in progress. There can be no assurance that the renewal efforts will be successful, or if successful, that the renewal would be at terms favorable to the Company. The Company’s term note in the amount of $15.5 million (the Term Note) matures in October 2005.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the Majority Warrantholders will have the right to require Doe Run to repurchase all, but not less than all, of the Warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the Warrants, as determined by a third party appraisal.

Doe Run Peru has received assessments of income tax, including penalties and interest, and VAT totaling $108.8 million and $43.4 million, respectively. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $8.0 million and $20.1 million for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $7.4 million for tax years 1998 through 2004.

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

Doe Run Peru is attempting to obtain financing of the sales from its zinc ferrites processing mentioned in the “Significant Issues—Doe Run Peru” section above. There can be no assurance that such attempts will be successful.

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

The fair market value loss of the Company’s derivatives was approximately $3.6 million and $9.0 million at July 31, 2005 and October 31, 2004, respectively. These losses, when realized, would be offset by higher prices on the Company’s sales of physical metal. The majority relates to sold lead futures and sold lead call options related to the U.S. operations. A 10% increase in metal prices would result in additional expense of $0.8 million, based on the Company’s open contracts at July 31, 2005.

Interest Rate Risk

The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 1% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. A material increase in interest rates could adversely affect the Company’s business, financial condition and results of operations. A 1% increase in the interest rate under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.6 million, based on the loan balances outstanding as of July 31, 2005.

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles. Labor represents approximately 36% of Doe Run Peru’s operating costs. As such, further devaluation of the U.S. dollar would adversely affect the Company’s business, financial condition and results of operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded the Company’s disclosure controls and procedures as of July 31, 2005 were effective in ensuring information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported on a timely basis. There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Kirk v. ASARCO Inc., et al. (filed June 27, 2005), Williams v. ASARCO Inc., et al. (filed June 27, 2005) and Anderson v. ASARCO Inc., et al. (filed August 15, 2005) were filed in the U.S. District Court for the Northern District of Oklahoma against Doe Run and other mining companies alleging personal injury damages by two individuals from exposure to chat and tailings in Ottawa County, Oklahoma. All three cases were subsequently dismissed by the plaintiffs.

One set of attorneys filed in the Circuit Court for the City of St. Louis the following set of personal injury cases: Miller, et al. v. Fluor Corporation, et al. (filed August 26, 2005), Wamble, et al. v. Fluor Corporation, et al. (filed August 26, 2005), Hawley, et al. v. Fluor Corporation, et al. (filed August 26, 2005), Wren, et al. v. Fluor Corporation, et al. (filed August 26, 2005), Dawson, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Alexander, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Pederson, et al. v. Fluor Corporation, et al. (filed August 25, 2005), and Heilig, et al. v. Fluor Corporation, et al. (filed August 25, 2005). A separate set of attorneys filed in the Circuit Court for the City of St. Louis the following set of personal injury cases:  Shannon v. Fluor Corporation, et al. (filed August 24, 2005), White, et al. v. Fluor Corporation, et al. (filed August 24, 2005), Stotler, et al. v. Fluor Corporation, et al. (filed August 24, 2005), Sorbello, et al. v. Fluor Corporation, et al. (filed August 24, 2005), Lynch, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Mullins II, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Losh, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Brown II v. Fluor Corporation, et al. (filed August 25, 2005), Burnia, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Ball v. Fluor Corporation, et al. (filed August 25, 2005), Whaley, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Duncan, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Meyer v. Fluor Corporation, et al. (filed August 25, 2005), Edmond, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Lucas, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Snyder, et al. v. Fluor Corporation, et al. (filed August 25, 2005), McCoy v. Fluor Corporation, et al. (filed August 25, 2005), Damazyn, et al. v. Fluor Corporation, et al. (filed August 25, 2005), Politte, et al. v. Fluor Corporation, et al. (filed August 26, 2005), Jarvis v. Fluor Corporation, et al. (filed August 26, 2005), Ruessler, et al. v. Fluor Corporation, et al. (filed August 26, 2005), Baker v. Fluor Corporation, et al. (filed August 26, 2005), and Brewer v. Fluor Corporation, et al. (filed August 24, 2005).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.2.1	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Jeffrey L. Zelms.

10.2.2	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Marvin K. Kaiser.

10.2.3	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Jerry L. Pyatt.

10.2.4	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and David A. Chaput.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION
(Registrant)

Date: September 14, 2005	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial officer)