Form 10-K
period 2005-10-31
DOE RUN RESOURCES CORP
filed 2006-03-21
CIK 1061112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-66291

The Doe Run Resources Corporation

(Exact name of registrant as specified in its charter)

New York	13-1255630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Park 270 Drive, Suite 300 St. Louis, Missouri	63146
(Address of principal executive offices)	(Zip Code)

(314) 453–7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

☒	Yes	☐	No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐	Yes	☒	No

Note: The Registrant files pursuant to an indenture, but is not otherwise subject to the reporting requirements of Section 13 or 15(d).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one)

☐ Larger accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

Number of shares outstanding of each of the registrant’s classes of common stock, as of March 21, 2006: Common stock, $0.10 par value per share; 1,000 shares

THE DOE RUN RESOURCES CORPORATION

INDEX TO FORM 10-K

Part I

Item 1.	Business.

Item 1A.	Risk Factors.

Item 1B.	Unresolved Staff Comments.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions.

Item 14.	Principal Accounting Fees and Services.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

Signatures

Exhibit Index

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. We make forward-looking statements in this Annual Report on Form 10-K and in the public documents that are incorporated herein by reference, which represent our expectations or beliefs about future events and financial performance. When used in this report and the documents incorporated herein by reference, the words “expect,” “believe,” “anticipate,” “goal,” “plan,” “intend,” “estimate,” “may,” “will” and similar words, or the negative of such words, are intended to identify forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions, including those referred to under “Risk Factors” in this Annual Report on Form 10-K and otherwise described in our periodic filings.

All predictions as to future results contain a measure of uncertainty, and accordingly, actual results could differ materially. Among the factors that could cause actual results to differ from those contemplated, projected or implied by the forward-looking statements (the order of which does not necessarily reflect their relative significance) are:

•                  general economic and business conditions;

•                  increasing industry capacity and levels of imports of non-ferrous metals or non-ferrous metals products;

•                  industry trends, including the price of metals and product pricing;

•                  competition;

•                  currency fluctuations;

•                  the loss of any significant customer or supplier;

•                  availability of raw materials;

•                  availability of qualified personnel;

•                  effects of future collective bargaining agreements;

•                  outcome of litigation;

•                  historical environmental liabilities;

•                  changing environmental requirements and costs, including the capital requirements in Peru;

•                  political uncertainty and terrorism;

•                  major equipment failures;

•                  changes in accounting principles or new accounting standards; and

•                  compliance with laws and regulations and other unforeseen circumstances.

In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K may not occur. In addition, actual results could differ materially from those suggested by the forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on the forward-looking statements. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should, however, review additional disclosures we make from time to time in our periodic filings with the Securities and Exchange Commission.

This Annual Report on Form 10-K and the documents incorporated herein by reference should be read completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements we make in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission are qualified by these cautionary statements.

Part I

Item 1. Business

All references in this Annual Report on Form 10-K to “we,” “us,” “our” or “Company” refer to The Doe Run Resources Corporation and its subsidiaries. All dollars are in thousands except where noted otherwise.

Overview

General

We are a producer of non-ferrous and precious metals with operations in the United States and Peru. We are also the largest integrated lead producer in North America and the largest primary lead producer in the western world. We operate our business in the United States through The Doe Run Resources Corporation, which we refer to as Doe Run, and our wholly owned subsidiary Fabricated Products, Inc., which we refer to as Fabricated Products. We operate our Peruvian operations through Doe Run Peru S.R.L., an indirect subsidiary of Doe Run that we refer to as Doe Run Peru. Doe Run operates an integrated primary lead operation and a recycling operation located in Missouri, referred to as Buick Resource Recycling. Fabricated Products operates a lead fabrication operation located in Arizona and a lead oxide business located in Washington. Doe Run Peru, operates a smelter in La Oroya, Peru, one of the largest polymetallic processing facilities in the world, producing an extensive product mix of non-ferrous and precious metals, including silver, copper, zinc, lead and gold. Doe Run Peru also has a copper mining and milling operation in Cobriza, Peru in the region of Huancavelica, which is approximately 200 miles southeast of La Oroya in Peru. See “Item 8. Financial Statements and Supplementary Data—Note 16 to Consolidated Financial Statements” for financial information about operating segments and geographic areas.

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the 2005 audited financial statements of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements, and significant capital requirements under environmental commitments. See further discussion and management’s plans in “Item 7. Management’s Discussion of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Corporate Structure

Doe Run is a New York corporation formed in 1981. Doe Run is the successor via merger to the St. Joseph Lead Company, which was formed in 1864. All of Doe Run’s issued and outstanding common and preferred stock is directly or indirectly owned by The Renco Group, Inc. (Renco). Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco’s Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls Doe Run and its subsidiaries, including Doe Run Peru, subject to the provisions of an Investor Rights Agreement discussed in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Doe Run owns 100% of Doe Run Cayman Ltd., a Cayman Islands corporation, which in turn owns in excess of 99% of the interest in Doe Run Peru. As required by Peruvian law, the remainder of Doe Run Peru’s shares are owned by present and former employees of both Doe Run Peru and Empresa Minera del Centro del Peru S.A., (Centromin). Centromin is the Peruvian government entity whose subsidiary previously owned La Oroya. Doe Run Peru purchased that subsidiary on October 23, 1997.

Doe Run’s fiscal year ends on October 31. Any reference herein to a specific year, such as 2005, refers to the fiscal year 2005, unless otherwise noted.

U.S. Operations

Doe Run’s primary lead operation in the U.S. consists of two primary lead smelters, one of which is active and the other is indefinitely suspended as a result of market conditions. The active smelter obtains concentrates principally from Doe Run’s four operating mills. The mills are supplied with ore mined from six production shafts along approximately 40 miles of the Viburnum Trend in southeastern Missouri, one of the world’s most productive lead deposits. As of October 31, 2005, our U.S. ore reserves consisted of approximately 34 million proven and probable tons, containing average grades of 6.23% lead, 1.36% zinc and 0.26% copper.

Doe Run also operates the world’s largest secondary lead smelter, which is located in southeastern Missouri and produces lead metal from recycled lead-acid batteries and other lead-bearing materials.

Fabricated Products produces value-added lead products such as lead oxide, lead sheet and lead pipes at facilities in Arizona and Washington.

These operations enable our U.S. operations to participate in and manage the entire lead life cycle from mining lead ore, to producing refined lead metal, to fabricating value-added lead products, to recycling batteries and other materials containing lead.

In 2005, our U.S. operations delivered approximately 324,000 tons of refined lead metal and lead alloy products, including lead recycled for customers (tolling). This represented approximately 17% of North American consumption and 6% of western world consumption. In addition, our U.S. operations delivered approximately 152,000 tons of lead concentrates to international metal trading companies in 2005.

Approximately 50% of our U.S. operations’ sales in 2005 were to battery manufacturers or their suppliers. Historically, the lead-acid battery has been the dominant technology for automotive and other starting, lighting and ignition batteries as well as for motive power, telecommunication, network power, uninterruptible power systems and emergency lighting. Management believes this will continue to be the case for the foreseeable future because of its cost competitiveness, recyclability and existing infrastructure. Refined lead is also used in products such as computer and television screens, ammunition, and rolled and extruded lead products.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a detailed discussion of the markets for lead and other metals affecting Doe Run’s results of operations. By taking advantage of our extensive polymetallic ore resources and smelting assets, we are somewhat able to reduce the impact of metal price volatility through adjustments to our mining, milling and smelting plans beyond the short-term. In addition, sales from tolling services, by-products and fabricated products provide Doe Run with sources of revenue that are largely independent of lead prices.

Peruvian Operations

Doe Run Peru acquired La Oroya in October 1997 and Cobriza in August 1998. La Oroya’s unique combination of non-ferrous metal smelters, refineries and by-product circuits enable it to process complex polymetallic concentrates and to produce a number of high quality finished metals. In 2005, La Oroya was one of Peru’s largest exporters, exporting approximately 89% of its total sales to North America, Latin America, Asia and Europe. Its customers include end-users of non-ferrous and precious metals and metal by-products as well as international metal trading companies.

La Oroya’s operations smelt and refine complex concentrates obtained from Cobriza and from unaffiliated mining operations primarily in Peru. La Oroya typically purchases concentrate feedstock pursuant to contracts under which the cost of concentrates is based on a percentage of the non-ferrous metal and precious metal content of the concentrates, reduced by treatment and refining charges to process the concentrates and penalties for impurities within the concentrates. The impurities, such as arsenic, antimony and bismuth, can be processed and sold as by-products. Non-ferrous metal prices are generally established by reference to international metal markets, primarily the London Metal Exchange (LME). Treatment charges are negotiated with concentrate sellers, generally based on world terms. They are affected by numerous factors beyond Doe Run Peru’s control including:

•                  global and regional demand for smelter capacity,

•                  availability and quality of concentrates and

•                  expectations for inflation.

The aggregate effect of these factors is impossible for us to predict. La Oroya’s ability to process the impurities in copper and lead concentrates allows Doe Run Peru to charge a penalty for processing these concentrates. These penalties are a significant source of revenue to Doe Run Peru, and La Oroya is one of only six smelters in the western world that can process these types of concentrates.

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

The market for La Oroya’s products is global, and demand depends upon worldwide economic conditions. Given the diversity of its products and by-products, Doe Run Peru’s financial performance is not solely dependent upon any single product or by-product. Also, because the La Oroya smelter is primarily a processor of complex concentrates that are purchased based on market prices, its financial performance is less sensitive than Doe Run’s U.S. operations to the volatility of metal prices. La Oroya’s operating results, however, are sensitive to the level of treatment and refining charges and penalties received for concentrates processed and the availability of economically suitable concentrate feed. See “Doe Run Peru’s Operations—Raw Materials” for a discussion of treatment charges and difficulties encountered in obtaining adequate feed supply.

Doe Run’s U.S. Operations

Products and Services

The principal products produced by Doe Run’s operations include refined lead from primary and recycled sources, lead, zinc and copper concentrates, fabricated lead products and other by-products. Historically, the majority of lead concentrates produced have been used to feed Doe Run’s two primary smelters, but in November 2003, Doe Run indefinitely suspended operations at its Glover primary smelter and began selling its excess concentrates on the open market. Doe Run also generates revenue from tolling fees received for recycling spent lead-acid batteries and other lead-bearing materials for its customers. The following table sets forth net sales of products and services for Doe Run:

	Year Ended October 31,
	2005	2004	2003
	(dollars in thousands)

Primary lead metal sales	$174,285	$131,919	$134,530
Recycling operation:
Tolling	35,178	27,361	29,709
Metal sales	41,432	43,026	33,717
Other	9,204	6,919	4,682
Lead concentrates	59,417	42,369	2,912
Zinc concentrates	30,627	24,353	19,717
Copper concentrates	16,924	7,959	4,336
Fabricated products	14,203	12,658	14,771
Other	6,918	7,315	4,735
Total	$388,188	$303,879	$249,109

For the years ended October 31, 2005, 2004 and 2003, exports represented approximately 17%, 17% and 6%, respectively, of Doe Run’s operations’ net sales. See the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information regarding the impact of price and volume on sales.

Transportation

Doe Run transports its products by truck, barge and rail. It sells a significant amount of lead concentrates on the global market requiring transloading to barge on the Mississippi River.

Customers

Doe Run had approximately 128 lead metal customers in 2005, including the largest lead-acid battery manufacturers in the world. Approximately 50% of Doe Run’s revenues from unaffiliated customers were directly from U.S. battery manufacturers, primarily automotive, or their suppliers. Lead concentrates are sold to international trading companies.

Competition

Doe Run is the largest integrated lead producer in North America and the largest primary producer in the western world. It is also the third largest secondary lead producer in North America and the fourth largest in the world. Doe Run primarily services the North American lead metal market, where its major competitors are three primary lead producers and 12 secondary lead producers.

Competition within the North American lead metal market is based primarily on quality, price, service, timely delivery and reliability. Because lead is generally sold on a delivered basis with freight charges included, Doe Run’s central U.S. location typically allows it to have transportation costs significantly lower than its major competitors with operations outside of North America. Due to its location, Doe Run also is able to provide its customers just-in-time delivery at a lower cost than most of its competitors. In addition, management believes Doe Run’s combined primary and secondary production capabilities and focus on the lead business as its core business provide it with additional competitive advantages.

In response to a declining domestic metal market, and as battery manufacturers move production overseas, primarily to China, Doe Run has reduced its lead metal production and is selling more of its production as lead concentrates, competing in the global market for concentrates, where there is currently a deficit in supply. Doe Run produces clean concentrates, relatively free of impurities, which can be used with lower quality concentrates to improve smelters’ feed mix.

Raw Materials

At current production levels, lead concentrates for Doe Run’s primary smelting operation are supplied by its mining operations. However, should production levels change, lead concentrates may , from time to time, be purchased from third parties. For a discussion of our mineral reserves, see “Item 2. Properties—U.S. Operations—Ore Reserves.” Doe Run utilizes various other raw materials, principally metallurgical coke, chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bids.

There is a shortage in the U.S. market for coke due to competition from China. Coke supply was an issue in 2005 as was increased raw material costs at the Herculaneum primary smelter and Buick Resource Recycling Poor coke quality negatively impacted production at Buick Resource Recycling by approximately 4,000 tons in 2005. We believe the coke supply is improving, and Doe Run is working on a contract for the 2006 supply requirements although the costs have continued to increase from current cost levels. Increased natural gas and propane costs also contributed to negative cost variances at the Herculaneum primary smelter and at the secondary operations. Soda ash was in short supply for the U.S. recycling operation in the first half of 2005. Alternative supplies have been located, and we do not anticipate an ongoing problem. We believe that Doe Run has adequate sources of the other raw materials to meet its present production needs.

Doe Run’s recycling operation recycles a variety of lead-bearing materials, primarily spent batteries, which it purchases from customers or tolls for customers. The chemistry and composition of feed materials can have a significant impact on the cost and operating performance of the recycling operation.

Power

The primary electric power source for the majority of Doe Run’s operations is Ameren UE, a public utility headquartered in St. Louis, Missouri. The Viburnum-35 mine obtains its electric power from Black River Electric Cooperative located in southeastern Missouri. Natural gas and propane are secured from external sources, primarily under contracts that are awarded on the basis of competitive bidding, whose prices fluctuate with the market for natural gas and petroleum, respectively. We believe Doe Run has adequate power sources to meet its present production needs.

Environmental Matters

Doe Run’s operations are subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, wastewater discharge, solid and hazardous waste treatment, storage and disposal, and remediation of releases of hazardous substances. As is the case with much of the mining industry, Doe Run’s facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance. See “Item 8. Financial Statements and Supplementary Data—Note 19 to Consolidated Financial Statements.”

Safety

For both our U.S. and Peruvian operations, we strongly emphasize providing a safe working environment through extensive employee training to ensure safe work practices and worker knowledge of proper equipment operation. In the U.S., the Mine Safety and Health Administration of the Department of Labor regulates Doe Run’s mining and milling operations, and the Occupational Safety and Health Administration of the Department of Labor regulates its smelting and fabricating operations. Doe Run has achieved safety results that are among the best in its industry classifications. In 2005, the mining and milling operations’ lost-time injury rate was about two times better than the national average for the underground metal mining industry. The lost-time injury rate for Doe Run’s primary smelter and its recycling operation was three times better than the national average for the primary nonferrous metals industry. In addition, the lost-time injury rate at Fabricated Products was two times better than the national fabricated metal products industry. The Fletcher, Viburnum #29, Viburnum #35 and Sweetwater mines, Buick Resource Recycling, and Fabricated Products completed 2005 with no lost-time injuries. Doe Run and its predecessor companies have won the prestigious Sentinels of Safety award 23 times in the past 31 years. The annual award is sponsored by the Mine Safety & Health Administration and the National Mining Association. The Doe Run Brushy Creek Mine won the award for 2004, and five of the six SEMO mines are in contention for the 2005 award.

Employees

As of October 31, 2005, Doe Run had 332 active salaried employees and 1,034 active hourly employees, of which Local 7450 of the United Steelworkers of America (USWA) represented five active hourly employees at our Glover primary smelter. Doe Run has extended a three-year labor agreement with the USWA for an additional period of one year. The labor agreement expires in May 2006.

We received a letter on February 24, 2006 from the National Labor Relations Board requesting a representation election for all Buick Resource Recycling’s hourly production, maintenance and materials handling employees by the International union, United Automobile, Aerospace and Agricultural Implement Workers of America, AFL-CIO.

Doe Run Peru’s Operations

Products

Doe Run Peru’s principal products are refined silver, copper, lead, zinc and gold. In addition, Doe Run Peru produces a variety of by-products. The following table sets forth net sales, excluding sales to Doe Run, for each of Doe Run Peru’s principal products.

	Year Ended October 31,
	2005	2004	2003
	(dollars in thousands)

Silver	$238,671	$227,546	$167,698
Copper	156,945	116,885	104,987
Lead	106,709	98,853	55,884
Zinc	58,955	68,524	58,376
Gold Bullion	30,063	25,261	28,496
By-Products	49,909	27,120	20,832
Total	$641,252	$564,189	$436,273

See the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for information regarding the impact of price and volume on sales.

Transportation

Doe Run Peru primarily transports its products by ocean freight after first being transported by truck and rail to the port of Callao in Lima, Peru. The primary exception is that exported gold is transported via aircraft. Ocean freight availability has tightened due to competition for cargo vessels with China, which has in turn led to higher shipping costs.

Customers

Doe Run Peru had approximately 327 customers in 2005, including a wide variety of industrial and international trading companies. In 2005, approximately 89% of net sales were exported, with sales to North America, Latin America, Asia and Europe representing approximately 37%, 24%, 16% and 12%, respectively, of net sales. Substantially all of Doe Run Peru’s 2005 metal sales were pursuant to contractual agreements, typically with terms of one year or less. Such contracts generally set forth pricing mechanisms with minimum volumes. Substantially all of Doe Run Peru’s sales are denominated in U.S. dollars.

Competition

The unique combination of non-ferrous metal smelters, refineries and by-product circuits at La Oroya are capable of processing complex concentrates into high quality base and precious metals. Only five other facilities in the western world have the capability to treat lead and copper concentrates containing high antimony, arsenic, bismuth and precious metal values in addition to a variety of residues. Chinese smelters, however, which can also process complex concentrates, are competing with Doe Run Peru in the market for concentrates. See the discussion of concentrates below in “Raw Materials.”

Raw Materials

Doe Run Peru’s primary raw material is concentrate feedstock. In addition, Doe Run Peru’s processes consume various other raw materials, principally coke and fluxes.

Copper. During 2005, approximately 65% of the copper concentrates processed at La Oroya were obtained from the Peruvian domestic market, including approximately 25% from Cobriza. In 2006, we expect to obtain approximately 66% of La Oroya’s copper concentrate requirements from the Peruvian domestic market, including approximately 26% from Cobriza. We expect to obtain the remaining 34% primarily from neighboring Latin American countries. La Oroya requires approximately 77,000 tons per year of copper metal contained in concentrates to produce at capacity.

Zinc. All of the zinc concentrates processed at La Oroya during 2005 were secured from the Peruvian domestic market. La Oroya requires approximately 50,000 tons of zinc metal contained in concentrates per year to optimize production volume. During 2005, the capacity was voluntarily decreased from 88,200 tons to 50,000 tons per year in order to reduce sulfuric acid gas and other gas emissions as well as to reduce the disposal of liquid effluents.

Lead. During 2005, approximately 96% of the lead concentrates processed at La Oroya were obtained from the Peruvian domestic market. The smelter requires approximately 134,000 tons of lead contained in concentrates per year to produce at capacity.

Feed Supply. Most of Doe Run Peru’s copper, lead and zinc concentrate feed supplies are secured from a small number of suppliers in the Peruvian domestic market. Due to the proximity of La Oroya to these suppliers, it is economically advantageous for Doe Run Peru to acquire its concentrates from Peruvian suppliers. Tightness in the global market for concentrates, however, has caused intense competition from buyers outside of Peru, especially in China, for all concentrates, including the complex concentrates that may have been previously undesirable for some smelters. This intense competition has adversely affected concentrate availability and treatment charges received. Since the middle of 2003 and through October 31, 2005, however, copper, zinc and lead prices have increased significantly, primarily due to decreased availability of supply. The increase in the copper prices has encouraged more production from the mines and, together with the decision of Chinese smelters to reduce their copper concentrate imports, has generated a radical change in the availability of copper concentrate beginning in the last quarter of 2004. Management estimates that there will be an excess of copper concentrates for the near future, which will improve the performance of the copper circuit in La Oroya. In spite of the price improvements, in the case of lead and zinc concentrate, the market remains tight, and we project that it will be tighter for the next few years since there are only a few mining projects coming on stream.

Currently, Doe Run Peru has secured approximately 95% of its concentrate requirements for 2006 through material supplied by Cobriza and contracts with independent suppliers. For 2005, all of Cobriza’s output fed the La Oroya smelter, representing approximately 25% of the smelter’s copper concentrate requirements.

Water. Doe Run Peru obtains water for La Oroya from two main sources: the Tishgo River and the Cuchimachay Spring. The Mantaro River was another source of water until September 2005 when we stopped taking water out of the river and began to recycle our industrial water. Management believes the remaining two sources, in addition to numerous adjacent springs and wells, provide adequate water supplies for the facility.

Power. La Oroya receives electric power from Empresa de Electricidad de los Andes S.A., also known as Electroandes, a local electric power company owned by PSEG Global Inc. The smelting complex consumes approximately 63 megawatts of ongoing load, which represents approximately 45% of the capacity of Electroandes. Doe Run Peru has a supply contract with Electroandes that expires in July 2008. Management believes this agreement provides sufficient power at satisfactory rates. Most of Cobriza’s electrical power is also provided by Electroandes. Cobriza’s requirements do not represent a significant portion of Electroandes’ capacity. Electroandes is not the only source of electricity in the areas where Doe Run Peru operates.

Other. Doe Run Peru uses various other raw materials, principally oxygen, coke, fluxes and oil. Its oxygen plant at La Oroya supplies oxygen for the oxy-fuel burners of the reverberatory furnace of the copper smelter and for the blast furnaces of the lead smelter. The plant supplies all of La Oroya’s oxygen requirements.

Historically, Doe Run Peru consumed coke it produced and coke it imported. In order to reduce emissions at its coke processing plant, on November 8, 2004, Doe Run Peru began importing all of its coke instead of producing it. By the end of 2004, coke prices increased significantly, which resulted in higher production costs. Fluxes consumed in the smelting process are supplied primarily by Doe Run Peru controlled mining concessions near La Oroya. Doe Run Peru also purchases silica and pyrite fluxes containing precious metals. The smelter primarily uses industrial and diesel oil for fuel. During 2004, fuel prices increased significantly. Management believes that its sources of these materials are adequate to support operations for the foreseeable future.

Environmental Matters

Modern environmental legislation has been introduced only in the last 15 years in Peru. Nevertheless, we are governed by a number of agencies. For instance, the National Environmental Council coordinates government regulations and policies, including the air quality standards for Peru. The Directorate General of Environmental Health (DIGESA), a division of the Ministry of Health, issues wastewater discharge permits based on water quality standards. For mining and metallurgical activities, the Ministry of Energy and Mines, known as the MEM, is the principal regulatory authority. The MEM has issued “maximum permissible limits” for liquid effluent and air emissions. MEM also requires all new mining or metallurgical operations, and existing operations expanding by over 50% of installed capacity, to submit an Environmental Impact Study to the MEM.

La Oroya’s operations historically and currently exceed some of the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, and at the time a subsidiary of Centromin, received approval from the Peruvian government for an Environmental Remediation and Management Program, known as a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and a closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). After expiration of the PAMA, the operator must comply with all applicable standards and requirements. The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

As part of our acquisition of La Oroya, Doe Run Peru assumed certain obligations under the PAMA, and Centromin agreed to indemnify Doe Run Peru against any environmental liability arising out of its prior operations and its apportioned share of any other liabilities related to emissions as mentioned above. Performance of the indemnity has been guaranteed by the Peruvian government through the enactment of Supreme Decree No. 042-97-PCM. There can be no assurance, however, that Centromin will satisfy its environmental obligations and investment requirements, including those in its PAMA, or that the governmental guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition or results and operations. There can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

The PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. However, the specific projects included in the PAMA may be modified and amended as to the actual design and timing to be implemented, provided compliance with the applicable maximum permissible limits is achieved by the date in the PAMA.

Under the current approved PAMA, Doe Run Peru has committed to implement projects that include:

•                  constructing water and sewage treatment facilities

•                  installing slag handling equipment and disposal facilities and

•                  building sulfuric acid plants for the metal circuits — including some process changes that may be necessary to ensure compliance with Peru government agency regulations.

La Oroya’s current PAMA requires Doe Run Peru to complete these projects by December 31, 2006. Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the forced cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations. Peruvian law changed in 2004 to allow companies to request an extension of the compliance date. Doe Run Peru applied for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA. See the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the law and Doe Run Peru’s plans.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its PAMA requirements with respect to Cobriza in June 2004, ceased discharging mine waste into the Mantaro River and is in compliance with the emissions standards required by the PAMA.

Safety

In Peru, the MEM is also responsible for regulations enacted to minimize accidents. It conducts annual inspections to ensure compliance with numerous safety standards. The Peruvian operations maintain a high regard for safety and health. During 2004, Doe Run Peru received the John T. Ryan award, granted by Mining Safety Appliances, or MSA, for obtaining the best performance in mining safety in the category of Smelting and Refineries and for having achieved the best indexes of safety in Peru during the last two years. The La Oroya smelter completed nearly two million employee hours without a lost-time accident between July and October 2005.

During 2005, La Oroya experienced a fatal accident involving a contractor’s employee, and Cobriza experienced a fatal accident involving an employee in February 2005. Management has thoroughly investigated these incidents and reinforced the appropriate safety procedures with the workforce and its contractors. There were no other lost-time accidents at Doe Run Peru’s operations during 2005.

Employees

As of October 31, 2005, Doe Run Peru’s employees included 779 active salaried employees, 2,119 active hourly employees and 1,185 contractors. Management believes its relations with employees are good. There are three unions for hourly employees and two unions for salaried employees. The principal union, representing 73% of the hourly employees, is the Sindicato de Trabajadores Metalúrgicos La Oroya (La Oroya Metallurgic Workers Union). The Sindicato de Trabajadores Cobriza (Cobriza Workers Union) and the Sindicato de Trabajadores Ferroviarios La Oroya (La Oroya Railroad Workers Union) represent 14% and 3% of the hourly workers, respectively. On July 21, 2003 and September 1, 2003, Doe Run Peru entered into a five-year labor agreement with the unions representing the hourly employees at La Oroya and Cobriza, respectively. The salaried employees are represented by the Sindicato de Empleados Yauli-La Oroya (Yauli-La Oroya Employees Union), representing 33% of the salaried employees, and by the Sindicato de Empleados Cobriza (Cobriza Employees Union), representing 4% of salaried employees. On January 6, 2003 and September 1, 2003, Doe Run Peru entered into a five-year labor agreement with the unions representing the salaried employees at La Oroya and Cobriza, respectively.

Additional Information

We file annual, quarterly and current reports with the SEC. Any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. Further information is available at 1-800-SEC-0330. Reports are also available on the SEC’s website at www.sec.gov.

Additional information related to us is available on our website at www.doerun.com. Our website and information contained on our website are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

Item 1A. Risk Factors

The following risks and uncertainties, along with those described elsewhere in this report and in other documents filed with the SEC should be considered when evaluating our business and prospects. These risks are not intended to represent a complete list of the general or specific risks that may affect us. Additional risks and uncertainties not presently known to us or that are considered immaterial may also impair our business operations.

Risks Relating to the Company

OUR SUBSTANTIAL DEBT, EQUITY AND ENVIRONMENTAL OBLIGATIONS MAY PLACE LIMITS ON FUNDS AVAILABLE FOR OTHER BUSINESS PURPOSES

We are highly leveraged and have significant commitments for environmental matters and PAMA expenditures that require us to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. See “Item 8. Financial Statements and Supplementary Data—Note 8 and Note 19 to Consolidated Financial Statements.”  These factors also increase our vulnerability to general adverse conditions, limit our flexibility in planning for or reacting to changes in our business and industry and limit our ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to the lawsuits and tax assessments in Peru, as discussed in “Item 3. Legal Proceedings,” would further restrict our ability to meet our obligations when due.

We have $308.2 million in outstanding indebtedness on a consolidated basis as of October 31, 2005, excluding the effects of Financial Accounting Standard No. 15, Accounting by Debtors and Creditors for Troubled Debt

Restructurings (Statement No. 15). See “Item 8. Financial Statements and Supplementary Data—Note 8 to Consolidated Financial Statements.”  Doe Run has 11.75% secured notes outstanding with a face amount of $219.0 million due November 1, 2008. Subsequent to October 15, 2005, Doe Run no longer has the option to pay interest on the 11.75% notes by a 3% cash payment with the remainder of interest paid in kind by the issuance of additional notes, as discussed in “Item 8. Financial Statements and Supplementary Data—Note 8 to Consolidated Financial Statements.” The additional cash required to service the 11.75% notes will further reduce our ability to meet our obligations when due.

Doe Run’s revolving credit facility, Doe Run Peru’s revolving credit facility, a term note with Renco due June 16, 2006 and the indenture governing the 11.75% notes contain numerous covenants and restrictions. They include certain requirements with respect to net worth, working capital, earnings before interest, taxes, depreciation, depletion and amortization (EBITDA) and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings.

In addition, each holder of the Company’s 11.75% notes due 2008 issued under the indenture received a proportionate share of warrants that at any time on or after October 29, 2005 and on or prior to October 29, 2012 shall have the right, upon majority vote, to exercise the warrants. The exercise of these warrants could further reduce our ability to meet our obligations when due.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

Doe Run Peru has significant capital requirements under environmental commitments, which, if not met, could result in defaults of the Company’s credit agreements; has substantial contingencies related to tax; and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern.  Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the 2005 audited financial statements of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns due to these issues.

Our ability to continue as a going concern will depend upon our ability to meet our obligations and ultimately to sustain profitable operations. Management has developed a plan that includes other revenue enhancements and an extension, for which we have applied, to complete the construction of the sulfuric acid plant contemplated by the original PAMA. See the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of our plans. If we are unsuccessful in accomplishing any of these tasks, our ability to continue to operate as a going concern could be in doubt. Concern about our ability to continue as a going concern may place additional constraints on operations and make it more difficult for us to meet our obligations or adversely affect the terms of any alternative funding we may require.

EXISTING OR NEW LITIGATION MAY HAVE AN ADVERSE IMPACT ON US

Doe Run is currently engaged in the defense of numerous personal injury claims and class actions regarding damages allegedly caused by exposure to lead and other metals from past and present mining and smelting operations in Missouri and past mining operations in Oklahoma. Doe Run is also engaged in the defense of a lawsuit by a railroad regarding damages allegedly caused by exposures to lead associated with the rail transportation of lead concentrates.

Doe Run Peru is currently engaged in the defense of numerous industrial disease claims and claims for benefits and is also engaged in the defense of a lawsuit regarding alleged impacts on the Mantaro River from Doe Run Peru operations.

While Doe Run and Doe Run Peru are vigorously defending these lawsuits, there can be no assurance that final judgments in some or all of these lawsuits or other similar new lawsuits will not occur that could have a material adverse impact on the results of operations, financial condition and liquidity of Doe Run or Doe Run Peru.

LIMITS ON CASH FLOW FROM DOE RUN PERU MAY HAVE AN ADVERSE AFFECT ON DOE RUN’S LIQUIDITY

Covenants governing the Doe Run Peru revolving credit facility place strict limitations on the ability of Doe Run Peru to pay dividends, fees and other distributions to Doe Run (based upon limitations that make those payments contingent upon the achievement of specific financial performance targets by Doe Run Peru). The Doe Run Peru revolving credit facility precludes Doe Run Peru from making distributions to Doe Run in an amount greater than $4.0 million in the aggregate per year for the annual administration fee. Any amount of the $4.0 million annual administration fee not paid by Doe Run Peru in any given year can be accumulated and carried forward to be paid in a subsequent year. Since July 2004 there has been no administration fees charged to Doe Run Peru. The payments made to Doe Run are for prior years’ accruals. Doe Run Peru is allowed under this covenant to reimburse Doe Run for services and expenses provided to and advanced on behalf of Doe Run Peru by Doe Run. Accordingly, no reliance can be made upon Doe Run’s receipt of distributions from Doe Run Peru in order to meet its debt service requirements.

BASE METAL PRICES, TREATMENT CHARGES AND PENALTIES MAY ADVERSELY FLUCTUATE

Base metal prices, treatment charges and penalties that may be charged to customers fluctuate and are affected by numerous factors beyond our control, including speculative activities, global and regional demand and production, expectations for inflation and political and economic conditions. The aggregate effect of these factors is impossible for us to predict and could have a material adverse effect on our results of operations, financial condition and liquidity.

WE MAY NOT BE ABLE TO FIND AND DEVELOP NEW MINERAL DEPOSITS

Mineral exploration is highly speculative in nature, involves many risks and frequently is nonproductive. As a result, our current mineral exploration efforts may not be successful. Once mineralization is discovered, it may take a number of years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change. In addition, permitting is required to get to the production phase. Our ability to increase our production longevity of concentrate feeds is dependent on the successful development of new ore bodies and/or expansion of existing mining operations. Our exploration programs may not yield new reserves to expand and replace existing reserves that are being depleted by current production. If we deplete our reserves, we may not be able to obtain adequate supplies of concentrate feeds in the open market at economically acceptable terms.

INTEREST RATES MAY ADVERSELY INCREASE

We are subject to interest rate risk on variable interest rate obligations. The Doe Run revolving credit facility bears interest at either the prime rate plus 0.75% per annum or at LIBOR plus 3.0%. The Doe Run Peru revolving credit facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. Because of our current limited cash flow, we may not be able to service a material increase in interest rates. If we default on our debt obligations, the lenders will be entitled to a number of remedies, including accelerating all of the outstanding indebtedness.

OUR COMPLIANCE WITH THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT WILL RESULT IN SIGNIFICANT COSTS

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 by October 31, 2007.

Section 404 requires that we document and test our internal controls over financial reporting and issue management’s assessment of those controls. Section 404 also requires that our independent registered public accounting firm opine upon our internal controls and management’s assessment of those controls. We are currently evaluating our existing controls using the framework established by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of our evaluation, we may identify areas requiring improvement, and we may have to change processes and enhance controls to address identified issues.

We believe the out-of-pocket costs of complying with the requirements of Section 404 of the Sarbanes-Oxley Act will be approximately $1.5 million. We also believe management will need to spend a significant amount of time focusing on our compliance efforts rather than on our day-to-day operations until the date we are compliant with Section 404. If the time and costs associated with our compliance exceed our current expectations, our productivity and profitability could decrease.

We cannot be certain that we will be able to successfully complete the assessment process required by Section 404 on a timely basis or that we or our independent registered public accounting firm will not identify material weaknesses in our internal controls over financial reporting. If we fail to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identifies any material weaknesses, the accuracy and timeliness of the filing of our annual and quarterly reports may be negatively affected and could cause investors to lose confidence in our reported financial information. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in fraud, the loss of customers, or adversely affect our ability to obtain financing. Remediating any such material weakness may require additional management attention and increased compliance costs.

Risks Relating to Doe Run’s Business

MODIFIED OR NEW GOVERNMENTAL LEGISLATION OR ENVIRONMENTAL REGULATIONS MAY HAVE AN ADVERSE IMPACT ON DOE RUN

Doe Run is subject to numerous federal, state and local environmental laws and regulations governing, among other things, air emissions, waste water discharge, solid and hazardous waste treatment, storage and disposal, and remediation of releases of hazardous substances. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance. Insurance against environmental risks (including potential pollution or other hazards as a result of disposal of waste products from mining, milling and smelting) is not generally available to Doe Run or other companies in the industry. Should Doe Run be unable to fund fully the cost of compliance or of remediating an environmental issue, Doe Run may be required to suspend operations or enter into interim compliance measures requiring additional expenditures.

Federal, state and local authorities also regulate a variety of matters, including, but not limited to, health, safety and permitting in addition to the environmental matters discussed above. New legislation and regulations may require Doe Run to make material changes to its operations, resulting in significant increases in costs that are not within in our current budget.

DOE RUN MAY BE MATERIALLY IMPACTED BY ADVERSE CONDITIONS RELATED TO THE NATURE OF MINING

The business of mining and smelting is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations, cave-ins, rockbursts, flooding and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or producing facilities, personal injury, environmental damage, delays in mining, monetary losses and possible legal liability. Although Doe Run currently maintains insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will continue to be available at economically feasible premiums. Although Doe Run’s work force is not significantly unionized, there can be no assurance that Doe Run’s workforce will not become significantly unionized and experience labor disputes in the future.

A PROTRACTED INTERRUPTION IN THE AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT DOE RUN

Doe Run utilizes various raw materials, principally metallurgical coke, chemicals and reagents, which are secured from external sources, primarily on the basis of competitive bids. Doe Run recycles a variety of lead-bearing materials, primarily spent batteries, which it purchases or tolls for customers. The chemistry and composition of feed materials can have a significant impact on the cost and operating performance of the recycling operation. The availability of raw materials could be affected by natural disasters, third party shutdowns or other factors beyond Doe Run’s control. Any protracted interruption in the availability of any raw materials could cause a decrease in productivity and profitability.

A DECREASE IN THE WORLD’S RELIANCE ON LEAD-ACID BATTERIES MAY REDUCE DEMAND FOR DOE RUN’S LEAD PRODUCTION

Doe Run sells a significant portion of its lead production for use in lead-acid batteries. Of its 128 lead metal customers, Doe Run’s customers include the four of the six largest lead-acid battery manufacturers in the world. The obsolescence of, or any curtailment in the worldwide use of, lead-acid batteries could materially reduce demand for Doe Run’s lead production, which could have a material adverse effect on the business, financial condition and results of operations due to a reduction in productivity.

Risks Relating to the Operation of Doe Run Peru’s Business

A PROTRACTED INTERRUPTION IN THE AVAILABILITY OF RAW MATERIALS COULD ADVERSELY AFFECT DOE RUN PERU

In addition to concentrate feeds, Doe Run Peru’s operations are heavily dependent on the supply of various raw materials and services, including water, hydroelectric power, oxygen, coke, fluxes and petroleum products. Doe Run Peru produces its oxygen requirements from an onsite oxygen plant and extracts limestone and silica fluxes from deposits close to its facility. The availability of raw materials could be affected by natural disasters, third party shutdowns or other factors beyond Doe Run Peru’s control. Any protracted interruption in the availability of raw materials could have a material adverse effect on the business, financial condition and results of operations due to a reduction of productivity.

While Doe Run Peru has contracted for most of its concentrate requirements for 2006, and recent metal price improvements and other factors have improved the financial condition of the smelter’s traditional suppliers, it remains possible that the smelter could experience difficulties obtaining economically suitable lead and zinc concentrate feed supply. Failure to secure economically suitable concentrate could have a material adverse impact on La Oroya’s performance and Doe Run Peru’s business, financial condition and results of operations.

Doe Run Peru’s La Oroya smelting operations depend on the availability of lead, zinc and copper concentrates as raw materials. Significant portions of these concentrates are currently secured from the Peruvian domestic market. If one or more of these suppliers of concentrates ceases or suspends operations, there can be no assurance that Doe Run Peru will be able to secure replacements for these necessary raw materials on economically acceptable terms, and accordingly, such a cessation or suspension of activities of these suppliers could have a material adverse effect on the business, financial condition and results of operations due to a reduction in productivity.

NEW OR MODIFIED ENVIRONMENTAL LEGISLATION OR REGULATIONS MAY HAVE AN ADVERSE IMPACT ON DOE RUN PERU

Doe Run Peru is subject to numerous environmental laws and regulations enacted in the last 15 years in Peru, governing, among other things, air emissions, waste water discharge, solid and hazardous waste storage, treatment and disposal, and remediation of releases of hazardous materials. Doe Run Peru is also subject to certain Peruvian constitutional provisions assuring each person the right to a clean and healthful environment. The current and future application of these laws and regulations related to Doe Run Peru is subject to certain agreements with the MEM. Given the developing nature of environmental law and enforcement policies in Peru, however, the Peruvian government could in the future require compliance with additional environmental requirements that would adversely affect Doe Run Peru’s business, financial condition and results of operations. Further, the Peruvian government or other interested persons may seek changes in the future to the terms and conditions of any of the agreements made by Doe Run Peru with the MEM that may adversely affect Doe Run Peru’s business, financial conditions and results of operations.

Mine Closure Law No. 28090 (Law)  became effective as of October 15, 2005. The Law establishes the obligations and procedures that titleholders of mining activities must adhere to, including a financial guarantee for environmental issues. Doe Run Peru must submit a mine closure plan to the Ministry of Energy and Mines by August 17, 2006. The mine closure plan must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Pursuant to the Tax Stabilization Agreement, Doe Run Peru is exempt from new obligations that could result in a reduction of its cash availability, such as the guarantee discussed above. Therefore, Doe Run Peru considers that the establishment of the corresponding environmental guarantee would be in opposition to the provisions set forth in the Tax Stabilization Agreement. There is a risk that mining authorities could disagree with our position. There is also a risk that there may be future obligations when our tax stability agreement expires on December 31, 2006. Management feels that Doe Run Peru will comply with all the obligations.

Doe Run Peru also is potentially subject to claims for alleged personal injury and property and other damages resulting from the release of certain substances into the environment, to the extent such liabilities were not retained and/or are not satisfied by Centromin pursuant to the agreement between Doe Run and Centromin for the purchase of La Oroya. See the discussion in “Doe Run Peru Operations—Environmental Matters” above for more details on the agreement. Compliance with environmental laws and regulations, as well as personal injury and property and other damage claims, could have a material adverse effect on Doe Run Peru’s business, financial condition and results of operations.

Insurance against environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to Doe Run Peru or to other companies within the industry. Should Doe Run Peru be unable to fund fully the cost of complying with environmental requirements, it could be required to suspend operations or take interim compliance measures pending completion of the required remedy. The aforementioned costs of environmental remediation and compliance by Doe Run Peru could have a material adverse effect on Doe Run Peru’s business condition and future prospects and could impair Doe Run Peru’s future ability to make payments, dividends and other distributions to Doe Run.

Doe Run Peru’s commitments under its PAMA are significant. Doe Run Peru’s existing PAMA requires it to perform projects during 2006 at a cost of $108.0 million. See the discussion of the PAMA in “Doe Run Peru Operations—Environmental Matters” above and also in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Doe Run Peru.” If the La Oroya smelter does not comply with the investment schedule of the PAMA or does not operate within the current PAMA limits, Doe Run Peru could be forced to cease operations at the La Oroya smelter. No assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

WORK STOPPAGES AND STRIKES FROM DOE RUN PERU’S UNIONIZED WORKFORCE MAY CAUSE OPERATIONAL DISRUPTIONS

Approximately 90% and 37% of Doe Run Peru’s hourly and salaried workforce, respectively, are represented by labor unions. Doe Run Peru has five-year collective bargaining agreements with each of its labor unions, which expire in 2008. Although management believes its present labor relations are generally good, in the past, work stoppages and strikes have occurred. As a result, work stoppages and strikes may occur prior to the expiration of the current labor agreements or during negotiations for new labor agreements (including extensions of the existing labor agreements), and a work stoppage or strike may significantly restrict Doe Run Peru’s production levels.

OPERATING RISKS RELATED TO THE BUSINESS OF SMELTING AND REFINING MAY SUBJECT DOE RUN PERU TO ENVIRONMENTAL, PERSONAL INJURY AND OTHER SIMILAR CLAIMS

The business of smelting and refining complex concentrates generally is subject to a number of risks and hazards, including environmental hazards, industrial accidents and labor disputes. Such risks could result in personal injury, environmental damage, delays in operation, monetary losses and possible legal liability. Although Doe Run Peru maintains insurance within ranges of coverage consistent with industry practice, any claims that are covered by our insurance policies may cause our premiums to increase, and we may not be able to maintain adequate insurance coverage levels in the future at economically feasible premiums.

TAX MATTERS RESULTING FROM OPERATIONS

Doe Run Peru has received assessments of income tax, including penalties and interest calculated as of October 31, 2005, for the tax years 1998 through 2001 and Value Added Tax (VAT) for the tax years 1999 through 2001 and for the period from January through July 2004, totaling $109.0 million and $43.5 million, respectively, as discussed in Note 13 to the Consolidated Financial Statements. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $30.3 million and $20.2 million for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11.2 million for tax years 1998 through 2005.

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

Risks Relating to the Economic and Political Situation in Peru

POLITICAL AND ECONOMIC INSTABILITY MAY ADVERSELY AFFECT DOE RUN PERU

During the past 30 years, Peru has experienced political instability under both civilian and military governments. These governments have pursued various policies, including frequent intervention in the economic and social structure. Past governments have imposed controls on prices, exchange rates, local and foreign investment and international trade; restricted the ability of companies to dismiss employees; expropriated private sector assets; and prohibited the remittance of “profits” to foreign investors and payments to foreign creditors. In 1974, the government of Peru expropriated the assets of Doe Run Peru’s predecessor and transferred them to Centromin, a government-owned conglomerate.

Doe Run Peru’s financial condition and results of operations could be adversely affected by changes in economic or other policies of the Peruvian government, including reversal of the trend toward privatization, or other political or economic developments in Peru.

REINSTITUTION OF EXCHANGE CONTROLS COULD SIGNIFICANTLY REDUCE OUR PROFITABILITY AND RESTRICT OUR CASH FLOW

During the 1970s and 1980s, government policies restricted the ability of companies in Peru to, among other things, repatriate funds and import products, including oil, from abroad. In addition, currency exchange rates were strictly controlled, and all export sales revenues were required to be deposited in the Central Bank, where they were exchanged from U.S. dollars to the then local currency at less-than-market rates of exchange. The current Peruvian legal framework imposes no restrictions on the ability of a company operating in Peru to transfer foreign currency from Peru to other countries or to convert Peruvian currency into foreign currency or foreign currency into Peruvian currency. There can be no assurance that the Peruvian government will continue its current policy of permitting currency transfers and conversions without restriction. Reinstitution of exchange controls by the Peruvian government could significantly reduce our profitability and restrict our cash flow.

INCREASED INFLATION WITHOUT A CURRENCY DEVALUATION MAY ADVERSELY AFFECT DOE RUN PERU

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

Risks Relating to Control by Renco

RENCO IS ABLE TO EXERT SIGNIFICANT INFLUENCE UPON THE COMPANY

We are an indirect subsidiary of Renco, of which Mr. Ira Leon Rennert is the controlling shareholder. As a result of his indirect ownership of us, and his status as a director, Mr. Rennert is, and will continue to be, able to influence our policies, including mergers, sales of assets and similar transactions. Pursuant to the Investor Rights Agreement, the Board of Directors of Doe Run is comprised of three individuals, including the independent director as designated by the holders of the majority of the warrants, as described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” However, Mr. Rennert will still be able to exert significant influence over us as he effectively controls, pending exercise of the warrants, 100% of the capital stock of Doe Run.

DOE RUN MAY HAVE OBLIGATIONS UNDER A CONTROLLED GROUP THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON US

Doe Run is a member of a controlled group with other Renco-owned companies. Accordingly, we are jointly and severally liable with all other members of the controlled group under Title IV of the Employee Retirement Income Security Act for obligations of other members of the controlled group that could include certain pension funding and excise taxes in the event that any member of the controlled group does not satisfy certain of its pension obligations arising pursuant to ERISA.

In such an event, statutory liens would arise in favor of the Pension Benefit Guaranty Corporation, referred to as the PBGC, upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval to terminate the plan and may require the other members of the controlled group to satisfy such pension plan obligations. In the event the PBGC obtains a court-approved termination, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements could have a material adverse effect on our financial condition and liquidity.  Obligations under the controlled group have not been determined.

On February 3, 2006, the PBGC notified another member of the controlled group of its intention to seek a PBGC Termination of that member’s plan. On the same day, the PBGC filed a complaint in the US District Court seeking to terminate the plan as of February 3, 2006 and for the appointment of the PBGC as the plan’s Trustee under ERISA. An agreement in principal has been reached whereby sponsorship of the member’s plan would be transferred to Renco and upon the agreement being finalized, the PBGC would withdraw its complaint and PBGC Termination. In any event, Renco has assured the Company that these actions will not have an impact on the Company’s financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Doe Run

Mining Operations

Doe Run’s mining operations are based in Missouri. It has seven production shafts, six of which are currently operating, that form a north-south line along approximately 40 miles of an ore body. Two of its production shafts, Viburnum-29 and Viburnum-35, lie within a five-mile radius, north and south, respectively, of Viburnum, Missouri, which is located approximately 125 miles southwest of St. Louis, Missouri. Doe Run’s Buick, Brushy Creek, Fletcher, West Fork and Sweetwater production shafts are within 30 miles of Viburnum. The seventh production shaft, known as West Fork, is on care and maintenance status.

Doe Run also has five grinding/flotation mills located near its production shafts, four of which are currently operating as shown below. All of the mining and milling facilities are accessible by state or county roads or haul roads owned by Doe Run. Products are shipped by truck over public roads.

The production capacities of Doe Run’s mills are as follows:

Milling Capacity
Mill	(Tons of Ore Per Day)
Sweetwater	6,800
Buick	6,400
Fletcher	5,000
Brushy Creek	5,000
West Fork (1)	4,000

(1)   The West Fork mill is on care and maintenance status, where production at the facility is temporarily suspended, but certain maintenance activities are continued.

Doe Run owns the property where the necessary surface structures for mining and milling are located. The mineral rights are held either by fee title or mineral leases with either private landowners or the federal government. There are also numerous prospecting permits, most of which are for exploration of new mineral ore deposits. Five of the production leases are private leases and 13 are government leases. Doe Run makes royalty payments under these leases. The mineral leases with private landowners have no expiration periods. The government leases are for a period of either 10 or 20 years and are renewable at Doe Run’s option if no default exists under the agreement, subject to negotiation of specific terms of the lease, including royalty rates. Although no assurance can be given, management anticipates that these leases will be renewed at rates that do not exceed the current levels.

Doe Run’s producing leases from the federal government consist of the following:

Location	Number of Producing Leases	Expiration Date

Viburnum	7	March 31, 2018
Fletcher	2	May 31, 2013
Buick	1	October 31, 2014
Brushy Creek	2	May 31, 2013
West Fork	1	January 31, 2013

Ore Reserves

The following tables set forth the mineable reserves estimated by Doe Run for the fiscal years ended October 31, 2005 and 2003, which have been audited by the mining consulting firm of Pincock, Allen & Holt (PAH), a division of Runge, Inc. PAH reviewed the methodology and cost basis used in the reserve calculation, as discussed in their reports dated January 16, 2006 and January 29, 2004, and believe that the reserve estimations have been performed in a reasonable manner consistent with industry accepted standards. The table below does not include the total proven and mineable reserves as of the fiscal year ended October 31, 2004, which were estimated by the Company to be 45.2 million tons consisting of 5.51% lead, 1.31% zinc and 0.29% copper. The 2004 mineable reserves were not audited.

Audited Mineable Reserves

As of October 31, 2005

		Grade(1)
	Tons	Lead	Zinc	Copper
	(in thousands)
Proven (measured) reserves	10,709	8.17%	1.52%	0.30%
Probable (indicated) reserves	23,574	5.34%	1.28%	0.24%

Total proven and probable reserves	34,283	6.23%	1.36%	0.26%

As of October 31, 2003

Proven (measured) reserves	11,561	7.64%	1.54%	0.31%
Probable (indicated) reserves	36,125	4.83%	1.16%	0.29%

Total Proven and Probable reserves	47,686	5.51%	1.25%	0.29%

(1)   The estimated average extraction recovery of metals, after allowing for expected dilution for lead, zinc and copper, is approximately 89%. This dilution is included in the above reserve table. Estimated average metallurgical recoveries for lead, zinc and copper are 96.5%, 83.0% and 50.0%, respectively. Metallurgical recovery losses have not been included in the above reserve table.

Included in the 2005 table of mineable reserves is the Higdon deposit, which is outside of the Viburnum trend, consisting of 2.3 million tons of ore with a grade of 5.7% lead and 2.2% zinc. Similarly, the table representing the 2003 mineable reserves includes Higdon, which consisted of 2.7 million tons of ore with a grade of 5.7% lead and 2.0% zinc. While the surface structures and shaft are in place for the hoisting of ore from the mine, underground mine development requiring significant investment would be necessary in order to generate production from the mine. Processing of any ore mined from the Hidgon resource would require permitting and construction of a mill at the site or haulage of the ore to an existing mill in the Viburnum trend.

Total mineable reserves for 2005 declined 28% from the audited 2003 total.  PAH attributed this reduction due mainly to higher operating costs, which resulted in higher cutoff grades for the calculation.  Additionally, mine production decreases to the reserve base were only partially offset by ore added through exploration.

The term “reserve” means that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. The term “proven (measured) reserves” means reserves for which: 1) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and 2) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Smelting Operations

Doe Run’s Herculaneum primary lead smelter is located approximately 35 miles south of St. Louis on the Mississippi River in Herculaneum, Missouri. It has a capacity of 250,000 tons per year, but is limited to 200,000 tons per year by permit. The smelter is currently operating at an annualized run rate of approximately 175,000 tons. The smelter, which began operations in 1892, is the largest primary lead smelter in North America and the third largest in the world.

Located in Glover, Missouri, approximately 20 miles southeast of the Sweetwater production shaft, is Doe Run’s Glover primary smelter, which began operations in 1968 and has a capacity of approximately 136,000 tons per year. Doe Run indefinitely suspended operations at the Glover primary smelter in the first quarter of 2004 due to decreased U.S. demand for lead. See the discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

Doe Run’s recycling operation, located in Boss, Missouri, approximately ten miles south of Viburnum, began operations in 1991 and currently has an annual physical capacity of approximately 165,000 tons. The facility operates under a Resource Conservation and Recovery Act permit allowing it to handle hazardous waste, primarily lead-bearing material. Up until January 2005, the smelter was permitted for 152,410 tons of furnace production annually. A permit to permanently expand the emissions capacity of the recycling operation to allow approximately 175,000 tons of production was received in January 2005. The facility can, however, recycle lead metal scrap materials that are not required to go through the furnaces in order to achieve additional metal production.

Doe Run owns its two primary smelters and its secondary smelter.

Fabricated Products, operates in leased facilities located in Casa Grande, Arizona, and Vancouver, Washington. Fabricated Products ended production at its Lone Star Lead Construction facility in Houston, Texas in December 2003.

Substantially all of the assets of our U.S. operations are pledged as collateral under various financing agreements.

Peruvian Operations

Smelting Operations

Doe Run Peru’s smelting operations are located in the central Peruvian Andes town of La Oroya, approximately 110 miles east of the Peruvian capital of Lima and at an altitude of approximately 12,000 feet above sea level. The complex is linked to port facilities by highway and railroad service. Most local supply sources also have rail service. Doe Run Peru owns the facilities, which consist of a copper smelter, lead smelter, copper refinery, lead refinery, copper fabricating plant, zinc refinery, precious metals refinery, antimony plant, arsenic plant, coke plant, cadmium plant, maintenance shops and other support facilities. Current production capacities of primary products are as follows:

Product	Annual Capacity

Copper (short tons)	77,000
Lead (short tons)	134,000
Zinc (short tons)	50,000
Silver (thousands of troy ounces)	37,000
Gold (thousands of troy ounces)	64

During 2004, La Oroya produced at less than capacity primarily due to environmental limits and insufficient availability of suitable feed materials. See the discussion in “Item 1. Business—Doe Run Peru Operation’s—Raw Materials.” See the discussion of production levels for 2004 in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

In 2005, Doe Run Peru ceased operating its three New Jersey zinc roasters, which were costly to operate and environmentally inefficient. The decision resulted in a reduction of refined zinc production to 50,000 tons per year, down from the previous capacity of 88,200 tons per year. We believe that this change will reduce sulfuric acid gas and other gas emissions as well as reduce the disposal of liquid effluents.

Mining Operations

Doe Run Peru’s Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Churcampa Province. Access to the site is by improved unpaved road through rugged terrain.

Concentrates produced at the mine are trucked 130 miles over unpaved road to Huancayo and then an additional 70 miles over paved road to the La Oroya smelter. Cobriza’s mill has a capacity of 10,000 short tons per day. Cobriza used approximately half of its capacity as of October 31, 2005.

Landholdings at Cobriza include approximately 2,700 acres of surface ownership and approximately 112,000 acres of mining concessions. The current mining operation is located on a portion of the area held. Economic mineralization outside the existing mining area has not been confirmed as of October 31, 2005. Doe Run Peru’s estimates indicate mineable proven and probable ore reserves of approximately 7.2 million short tons containing approximately 1.20% copper.

Exploration

We continue to explore for additional reserves within the Viburnum Trend, one of the world’s most productive lead-zinc ore districts. Current exploration is focused on surface and underground drilling in and adjacent to the operating mines for the purpose of discovering new ore reserves in the mines as well as discovering additional ore bodies in the general area of the existing mines. Drilling in 2004 in the Viburnum Trend led to the discovery of a new ore body, the RC West Fork ore body. Development on the ore body began in the first quarter of 2005, with full production scheduled to begin in late 2006. This resource now stands at approximately 2.9 million tons, grading 6.65% lead and 0.83% zinc. The RC West Fork ore body remains open both to the north and south and will remain a focus for further drilling planned for 2006.

We hold additional exploration tracts outside the Viburnum Trend in the U.S. In Missouri, 50 miles east of the Viburnum Trend, we have conducted pre-development work on the Higdon lead-zinc-cobalt deposit. See “Ore Reserves” for further detail.

Current mine exploration at Doe Run Peru is focused on underground drilling in the Cobriza mine for the purpose of discovering additional ore reserves. Regional exploration is ongoing on Doe Run Peru landholdings in the Cobriza region. Geological mapping and surface sampling as well as airborne and ground geophysical methods are being utilized in the search for new ore bodies. Drilling of developed targets began in the first quarter of 2006.

In South Africa, through a subsidiary, we have conducted pre-feasibility work on a zinc and lead deposit approximately 100 miles from Kimberly, in the Northern Cape Province. Surface rights to these properties are currently being held with minimal cost pending further economic evaluation. We continue to pursue revised exploration permits for these properties from the South African government.

Item 3. Legal Proceedings

In addition to the items discussed below, we are involved in various litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of business. While management does not believe any of these matters will have a material adverse effect on our financial position, litigation is inherently unpredictable, and excessive verdicts do occur. Although management believes valid defenses exist in these matters, we could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our financial condition, liquidity and results of operations.

Doe Run is a defendant in 29 lawsuits alleging certain damages from lead emissions stemming from the operations at the Herculaneum smelter. The cases were brought in the Circuit Court of the City of St. Louis: Meyer, et al. v. Fluor Corporation, et al. (formerly known as Mitchell, et al. v. Fluor Corporation, et al.), Doyle, et al. v. Fluor Corporation, et al. and Figge, et al. v. Fluor Corporation et al., all filed July 9, 2001; Gross v. Fluor Corporation et al., filed May 9, 2002; Warden, et al. vs. Fluor Corporation et al., filed September 12, 2002; Cross v. Fluor Corporation et al., filed January 10, 2003; Johnson, et al. v. Fluor Corporation, et al. and Browning, et al. v. Fluor Corporation, et al., both filed September 9, 2003; Farrow, et al. v. Fluor Corporation, et al., filed May 6 2005; Dawson, et al. v. Fluor Corporation, et al., Alexander, et al. v. Fluor Corporation, et al., Pedersen, et al. v. Fluor Corporation, et al., Heilig, et al. v. Fluor Corporation, et al., Lynch, et al. v. Fluor Corporation, et al., Brown II v. Fluor Corporation, et al., Whaley, et al. v. Fluor Corporation, et al., Duncan, et al. v. Fluor Corporation, et al., Meyer v. Fluor Corporation, et al., Edmond, et al. v. Fluor Corporation, et al., Lucas, et al. v. Fluor Corporation, et

al., McCoy v. Fluor Corporation, et al., and Damazyn, et al. v. Fluor Corporation, et al., all filed August 25, 2005; and Joyner, et al. v. Fluor Corporation, Miller, et al. v. Fluor Corporation, et al., Wamble, et al. v. Fluor Corporation, et al., Hawley, et al. v. Fluor Corporation, et al., Wren, et al. v. Fluor Corporation, et al. , Jarvis v. Fluor Corporation, et al., and Ruessler, et al. v. Fluor Corporation, et al., all filed August 26, 2005.

The Doyle, Meyer, and Johnson cases are class action lawsuits. In the Doyle and Johnson cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In the Meyer case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were six years old or younger and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. The trial court has granted the property class action in Doyle, but has denied the medical monitoring class action in Meyer. Both decisions are being appealed.

The remainder of the 29 cases are personal injury actions by 161 individuals who allege damages from the effects of lead poisoning they attribute to operations at the smelter and seek punitive damages.

Doe Run is also a defendant in a wrongful death action, Schmidt-Sido, et al., v. Doe Run Resources Corporation, filed August 26, 2005, concerning an individual who drowned in the City of Herculaneum. The lawsuit was filed in the circuit court of the City of St. Louis, Missouri.

Doe Run is a defendant in 17 lawsuits alleging certain damages from past mining operations in St. Francois County, Missouri (one suit also alleges exposure to operations in Iron County) filed in the Circuit Court of the City of St. Louis, Missouri: Dowd, et al. v. Fluor Corporation, et al., filed July 9, 2001; Lee Ann Stotler and Keely Stotler v. Fluor Corporation, et al. and Layne Stotler v. Fluor Corporation, et al., both filed January 10, 2002; Mullins v. Fluor Corporation, et al. and Mullins II v. Fluor Corporation, et al., both filed April 15, 2002; Shannon v. Fluor Corporation, et al., White, et al. v. Fluor Corporation, et al., Stotler, et al. v. Fluor Corporation, et al., Sorbello, et al v. Fluor Corporation, et al, and Brewer v. Fluor Corporation, et al., all filed August 24, 2005; Mullins II, et al. v. Fluor Corporation, et al., Losh, et al. v. Fluor Corporation, et al., Burnia, et al. v. Fluor Corporation, et al., Ball v. Fluor Corporation, et al., and Snyder, et al. v. Fluor Corporation, et al., all filed August 25, 2005; and Politte, et al. v. Fluor Corporation, et al and Baker v. Fluor Corporation, et al., all filed August 26, 2005.

The Lee Ann Stotler, Layne Stotler, Mullins, and Mullins II cases are class action lawsuits. The Lee Ann Stotler and Layne Stotler cases are class actions for property damages and medical monitoring, respectively, concerning alleged damages caused by tailings and related operations in Bonne Terre. The Mullins and Mullins II cases are class actions for property damages and medical monitoring, respectively, concerning alleged damages caused by chat, tailings and related operations in six areas in St. Francois County, Missouri.

The remainder of the 17 cases are personal injury actions by 28 individuals who allege damages from the effects of lead poisoning they attribute to chat, tailings and related operations and seek punitive damages.

Doe Run, with several other defendants, was named in several lawsuits alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. While filed in the summer of 2000, these suits have not been served on Doe Run: Hall v. Lead Industries Association, Inc., et al., Hart v. Lead Industries Association, Inc., et al., Williams v. Lead Industries Association, Inc., et al. and Randell v. Lead Industries Association, Inc., et al. The suits were all filed in the Circuit Court of Baltimore, Maryland and seek damages, including punitive damages.

Doe Run is a defendant in a lawsuit filed in the Circuit Court of the City of St. Louis, Missouri by the BNSF Railway Company who has alleged that Doe Run and other companies associated with lead mining operations in Missouri are responsible for property damage at certain rail yards and for contribution and indemnity for costs incurred by the BNSF associated with settlement by BNSF of lead exposure cases. The demands in the complaint indicate that material liability is reasonably possible, but, given the early stage of this case, we are unable at this time to estimate the expected outcome and any final costs of this action.

B.H., et al. v. Gold Fields Mining Corporation, et al. and R.S., et al. v. Gold Fields Mining Corporation, et al., were filed on July 19, 2004 in the U.S. District Court for the Northern District of Oklahoma and the District Court of Ottawa County, Oklahoma, respectively, against four companies, including Doe Run, alleging personal injury to 45 and three minors, respectively, resulting from past mining operations in Ottawa County, Oklahoma. The latter case has been removed to the U.S. District Court for the Northern District of Oklahoma. These two cases have been consolidated, and six of the 48 plaintiffs have been dismissed from the case.

Two class action suits, Cole, et al. v. Asarco, Inc., et al., filed May 14, 2003, and Evans, et al. v. Asarco Inc., et al., filed February 9, 2004, were filed in the U.S. District Court for the Northern District of Oklahoma, alleging personal injury and property damage in Picher, Oklahoma and Quapaw, Oklahoma respectively. Brewer, et al. v. Asarco, Inc., et al., was filed on July 8, 2003, and Moss, et al. v. Asarco, Inc., et al., Nowlin, et al. v. Asarco, Inc., et al., Sargent, et al. v. Asarco, Inc., et al. and South, et al. v. Asarco, Inc., et al., were filed July 29, 2003 in the District Court of Ottawa County, Oklahoma and allege personal injury to children living in Picher, Oklahoma. These cases were subsequently removed to the U.S. District Court for the Northern District of Oklahoma and have been consolidated. Another class action suit, The Quapaw Tribe of Oklahoma, et al. v. Asarco, Inc., et al., was filed in the U.S. District Court for the Northern District of Oklahoma on December 10, 2003 against seven companies, including Doe Run. This action alleges damage to natural resources and to property of members of the Quapaw Tribe.

Priesmeyer v. Union Carbide, et al. was filed in the Circuit Court of Madison County, Illinois on May 16, 2002, alleging that a contractor was injured by exposure to asbestos and is seeking reimbursement for damages, but Doe Run has not been properly served. Doe Run received notice that a similar suit, Hawrylak v. Allied Glove Corp., et al. was filed on May 16, 2003 in the Court of Common Pleas of Lawrence County, Pennsylvania. Straussner v. Union Carbide Corp., et al., an asbestos suit originally filed on February 25, 2003, was dismissed on June 8, 2005. A new suit, Straussner v. Union Carbide Corp., et al., was filed on September 13, 2005 in the Circuit Court of Madison County, Illinois against 88 corporations, including Doe Run, alleging that a contractor has a cancer caused by exposure to asbestos. Overberg v. Arch City Drywall Supply, et al., an asbestos suit filed in the Circuit Court of the City of St. Louis, was dismissed on October 12, 2005. A tentative settlement has been reached in Pagano and Roti v. Anheuser-Busch, Inc., et al., an asbestos suit filed in the Circuit Court of Madison County, Illinois on December 17, 2004.

Doe Run is in a commercial dispute with a buyer concerning one ocean shipment of lead concentrates. Buyer is seeking reimbursement of expenses incurred to address a large amount of water that appeared during the voyage on top of concentrates in the forward holds. This contract dispute is in arbitration before the LME.

Doe Run is a defendant in a lawsuit by Korea Zinc Co. and affiliates filed on January 19, 2006 in the Circuit Court of St. Louis County, concerning alleged violations of an agreement regarding the sale of zinc concentrates. Doe Run disputes the claim and will seek dismissal because the dispute should be subject to arbitration.

On December 26, 2003, Peru’s tax authority, SUNAT, notified Doe Run Peru of an income tax assessment for the 1998 tax year. On December 23, 2004, assessments were received for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount, consisting of additional income taxes due, penalties and interest, as of October 31, 2005, totals approximately $109.0 million. We estimate that the effect of a similar assessment for tax years after 2001 would be approximately $30.3 million.

Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11.2 million for tax years 1998 through 2005.

On November 15, 2004, SUNAT notified Doe Run Peru of a Value Added Tax (VAT) assessment for the period from January through July 2004. On December 23, 2004, Doe Run Peru received additional VAT assessments for tax years 1999 through 2001. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43.5 million. SUNAT offset the amount assessed for 2004 of $2.3 million against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued use of the holding certificates for exports in June 2004. We estimate expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20.2 million in regard to its exports with holding certificates.

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

Doe Run Peru is a defendant in 198 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of 17 concluded cases in this category, 16 were dismissed and one resulted in an award of $9.

Doe Run Peru is also a defendant in 163 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $21. Of 31 concluded cases in this category, 26 were dismissed and five resulted in awards totaling $15. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits.  The claims of the 146 workers remaining in the lawsuit have been valued at a total of $238 according to a report by an expert appointed by the court.

Doe Run Peru is also a defendant in 26 lawsuits alleging claims ranging from industrial diseases to salary disputes, including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $6. Of 29 concluded cases in this category 26 were dismissed and three resulted in awards totaling $22.

The amount of awards in the various categories of lawsuits referenced above represent total judgments issued by relevant courts.  For certain of these lawsuits, Centromin will pay a portion of the total award.

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

On May 25, 2005, Doe Run Peru was served with a civil lawsuit alleging the existence of lead in a person caused by Doe Run Peru’s operations. The claim is for $100.

On July 11, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to dismiss a number of fines for the amount of $2.8 million. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

Doe Run is a party to a number of orders with various regulatory agencies that require ongoing expenditures for compliance. See “Item 8. Financial Statements and Supplementary Data—Note 19 to Consolidated Financial Statements” for a discussion of these matters.

We are unable at this time, except as noted, to estimate the expected outcome and the final costs of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases will not have a material adverse effect, both individually and in the aggregate, on our results of operations, financial condition and liquidity. We have and will continue to vigorously defend ourselves against these claims.

Refer to “Item 8. Financial Statements and Supplementary Data—Notes 13, 19 and 20 to Consolidated Financial Statements” for further information regarding the aforementioned legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the quarter ended October 31, 2005.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of Doe Run’s issued and outstanding 1,000 shares of common stock, $0.10 par value per share, are owned by a single stockholder, DR Acquisition Corp., a wholly owned subsidiary of Renco. There is no established public trading market for these shares. Renco is owned by trusts established by Mr. Ira Leon Rennert, Renco’s Chairman and Chief Executive Officer, for himself and members of his family. As a result of such ownership, Mr. Rennert controls us, subject to the provisions of the Investor Rights Agreement discussed below.

On October 29, 2002, the Company consummated a consensual restructuring (the Restructuring) of most of its previously outstanding notes (Old Notes) by exchanging Old Notes with a principal amount of $295 million, plus unpaid accrued interest of $37 million, for stock warrants, exercisable for an aggregate of approximately 39% of the fully diluted common stock of the Company and new 11.75% notes with a principal amount of $176 million. Pursuant to the Restructuring, Doe Run issued warrants to purchase 644.7813 shares of its common stock, representing approximately 39% of Doe Run’s common stock on a fully diluted basis, to holders of its previously outstanding notes who exchanged them for the 11.75% notes. The warrants expire on October 29, 2012 and are exercisable at any time after November 1, 2008. During the period beginning on October 29, 2005 and ending on October 29, 2012, the holders of a majority of the warrants will have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. Doe Run and Renco each have the right to call all, but not less than all, of the warrants and any outstanding shares issued upon their exercise at any time after the borrowings from a credit facility governing the Renco term note are repaid and prior to the expiration of the warrants, except that, if exercised by Doe Run within 48 months of the Restructuring, the notes issued in the Restructuring must be redeemed by Doe Run at the applicable redemption prices. The call price will be the greater of $10.0 million or the fair market value of the warrants at such time, as determined by a third party appraisal.

On October 29, 2002, Renco purchased 2,000 shares of Series A redeemable preferred stock of Doe Run for $20.0 million. The redeemable preferred stock accrues dividends at a rate of 12.5% per annum, which are payable only in kind as long as the Renco term note or warrants are outstanding. The redeemable preferred stock ranks senior to all other classes of capital stock of Doe Run for purposes of liquidation preference and dividends and is redeemable, at the option of Renco, at any time after May 1, 2009. Renco was issued 316, 282 and 251 shares of redeemable preferred stock on October 31, 2005, October 31, 2004 and November 1, 2003, respectively, as payment of the aforementioned dividends. See “Item 8. Financial Statements and Supplementary Data—Note 9 to Consolidated Financial Statements” for further information regarding the redeemable preferred stock and related dividends.

Pursuant to Doe Run’s by-laws, there are three seats on the Board of Directors. The Investor Rights Agreement provides that DR Acquisition Corp. may elect two of these directors and holders of a majority of the warrants may appoint one, who is referred to as the independent director. The independent director nominated by the holders of a majority of the warrants to serve on Doe Run’s Board of Directors could have significant influence over the operations of Doe Run’s business. Pursuant to the Investor Rights Agreement, Doe Run may not take, nor permit any of its subsidiaries to take, certain actions without the approval of the independent director. These actions include filing a voluntary bankruptcy petition, merging or consolidating with another entity, issuing capital stock or securities convertible into capital stock, making certain changes to its charter documents or incurring certain levels of indebtedness.

The holders of a majority of the warrants may, upon the occurrence of a “major default,” as defined in the Investor Rights Agreement (which includes a payment default under the term note as described in “Item 8. Financial Statements and Supplementary Data—Note 8 to Consolidated Financial Statements”), appoint a director, referred to as the special director, to Doe Run’s Board of Directors. The special director would have super-majority voting powers and be able to require Doe Run to undertake certain transactions. Upon such appointment, the special director would be entitled to cast a majority of the votes at all meetings of directors, and Doe Run would be required to take any of the following actions if approved by the special director: (i) sell all of its or any of its subsidiaries capital stock, (ii) merge or consolidate itself or any of its subsidiaries with any other entity, and (iii) sell off any or all of its assets or any of its subsidiaries and apply the proceeds of such sale to cure any payment default with respect to the 11.75% notes. The special director, if appointed to Doe Run’s Board of Directors, could have a significant impact on the operation of Doe Run’s business as well as its strategic direction.

The indentures governing the 11.75% notes and Doe Run’s credit facilities restrict its ability to pay dividends on its outstanding capital stock.

Item 6. Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following tables set forth our historical consolidated financial data for the five fiscal years ended October 31, 2005, which have been derived from our audited consolidated financial statements. It is important that the selected historical consolidated financial data presented below be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The cumulative effects of the changes in accounting principles presented below relate to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), in 2003 and to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), in 2001.

	Year Ended October 31,
	2001	2002	2003	2004	2005
		(dollars in thousands)
Statement of Operations Data:
Net sales	$738,612	$664,759	$685,382	$868,068	$1,029,440
Cost of sales	665,279	614,563	643,893	782,981	911,732
Depletion, depreciation and amortization	30,461	30,847	30,407	25,322	24,170
Selling, general and administrative expenses	30,845	29,048	28,366	35,782	46,096
Exploration expense	1,602	1,072	1,078	2,178	2,984
Losses from impairment and disposal of long-lived assets	996	10,606	1,409	3,591	2,978
Unrealized (gain) loss on derivative financial instruments	(1,764)	(1,408)	7,220	231	(4,876)
Operating income (loss)	11,193	(19,969)	(26,991)	17,983	46,356
Interest expense	59,992	55,337	13,270	13,289	10,010
Interest income	14,870	12,276	29	19	141
Gain (Loss) on retirement/restructure of long term debt	(159)	(7,439)	(550)	—	9,233
Other income (expense)	(691)	(430)	(176)	(460)	666
Income (loss) before income tax expense and cumulative change in accounting principle	(34,779)	(70,899)	(40,958)	4,253	46,386
Income tax expense (benefit)	8,226	—	—	(661)	—
Income (loss) before cumulative change in accounting principle	(43,005)	(70,899)	(40,958)	4,914	46,386
Cumulative effect of change in accounting principle net of income tax benefit	(3,774)	—	(3,940)	—	—
Net income (loss)	$(46,779)	$(70,899)	$(44,898)	$4,914	$46,386

	As of October 31,
	2001	2002	2003	2004	2005
		(dollars in thousands)
Balance Sheet Data:
Cash	$6,263	$7,018	$19,700	$20,318	$23,486
Working capital	33,027	74,449	(20,328)	(22,796)	(58,608)
Property, plant and equipment, net	264,300	249,667	230,367	229,640	253,263
Total assets	603,115	450,196	429,433	457,419	494,775
Total debt (including current portion)	495,981	402,219	408,696	417,328	386,513
Other noncurrent liabilities	62,569	71,205	71,508	75,765	68,387
Redeemable preferred stock	—	20,000	22,514	25,329	28,495
Shareholder’s deficit	(65,801)	(147,171)	(209,066)	(210,736)	(167,905)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the notes thereto and other financial information included herein.

Overview

Metal prices

Metal prices extended their dramatic rise during 2005, continuing on an upward trend that began in mid-2003. Lead prices increased from a LME settlement monthly average of $847.40 per short ton in October 2004 to $911.40 per short ton in October 2005. The Company benefited from this price increase in both its U.S. operations’ lead metal and lead concentrate sales. See further discussion below in “Results of Operations—Impact of Metals Pricing.”

Primary lead operations

In response to continued strong metal prices, our primary lead division made significant changes to operations in 2005. The lead grade of ore mined was lowered approximately 5% compared to the 2004 period, while the tonnage processed increased by 10%. These changes were made in an effort to optimize the return on Doe Run’s ore reserves. As in the previous year, Doe Run continued to sell a substantial portion of the lead concentrates produced from its mines into the open market.

A major development project was started at the south end of the Company’s Fletcher mine to access an ore body known as RC Westfork. We expect to complete this development project in 2006.

Lead production from the Herculaneum primary smelter in 2005 was 5% lower than in 2004, primarily as a result of production interruption due to storm damage to some process buildings. Environmentally, the smelter did not meet the ambient air standard at the nearby Broad Street monitor in three of four quarters during the period. All other results were in attainment. The State Implementation Plan (“SIP”) will be revised to address attainment and maintenance of the standards and may include engineering controls and a buffer zone.

Recycling operation

Our recycling operation produced approximately 2% more lead in 2005 than in 2004. The increase is the result of 7% more batteries being processed than in 2004. This is the 12th consecutive year that Buick Resource Recycling has set a new production record for the volume of batteries recycled.

The mix of feed into Buick Resource Recycling continues to be an issue that is limiting production. A tight scrap market and the reduced availability of high lead content feed have adversely affected production and costs at the division.

Production costs at both the primary lead division and the recycling operation were up substantially due to inflationary cost increases of raw materials, coke, fuels and repair parts. The increased costs were partially offset by savings realized from the implementation of lean manufacturing principles at the operations.

Doe Run Peru

Doe Run Peru is subject to numerous requirements pursuant to La Oroya’s PAMA. See “Item 1. Business – Doe Run Peru’s Operations – Environmental Matters.” Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with PAMA could result in the forced cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations.

On December 29, 2004 the Peruvian Government issued Supreme Decree No. 046-2004-EM (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA.  The Supreme Decree specifies that companies had until December 31, 2005 to apply for an extension.  The maximum extension is for three years, and the MEM may authorize an additional year based upon the results of a health risk study.

Doe Run Peru applied for an extension to complete the construction of the sulfuric acid plant contemplated by the original PAMA on December 20, 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account.

The Supreme Decree also requires that, within 30 days of the approval of the PAMA extension, the Company provide financial security in an amount equal to 20% of the projected cost of the project or projects to be extended. The company currently expects the remaining investment needed to build the sulfuric acid plant to be approximately $102.0 million.

To achieve the financial guarantee and the trust contract required by Supreme Decree, Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a Peruvian bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for the amount of $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary, to use such funds in the fulfillment of the financial security requirements of the extended PAMA project.

Doe Run Peru has performed other environmental projects to reduce fugitive emissions in 2005 including the installation work on the short rotary furnace, enclosing the blast furnace and dross plant, along with other complementary work. Major projects scheduled for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $130.0 million.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

In the future, as part of a modernization plan and to enrich sulfurous gas feed to the sulfuric acid plant, we are planning to replace the oxy-fuel reverberatoy furnace with a reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57 million.

Doe Run Peru has developed a business plan that identifies several revenue generating and cost reduction activities. Management believes the plan will enhance liquidity, which will improve Doe Run Peru’s ability to make the investments under the proposed modifications to the PAMA. In fiscal year 2005 Doe Run Peru launched its zinc ferrites processing plant, which, as of October 31, 2005, is producing 845 tons/month of high silver, zinc concentrates valued at approximately $991 per ton.

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of October 31, 2005 totals approximately $109.0 million. The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $30.3 million. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11.2 million for calendar years 1998 through 2005.

Doe Run Peru has also received Value Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43.5 million. SUNAT offset the amount assessed for 2004 of approximately $2.3 million against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued the use of holding certificates for exports in June 2004. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20.2 million in regard to its exports with holding certificates.

Results of Operations

Impact of Metals Pricing

Our results for 2005 reflect significant increases in the market prices of lead, copper, zinc and silver as compared to 2004. The following table sets forth average LME prices for lead, copper and zinc and the average London Bullion Market Association (LBMA) price for silver for the periods indicated:

	Year Ended October 31,
	2005	2004	2003

Average Prices
Lead ($/short ton)	$870.40	$759.00	$436.20
Copper ($/short ton)	3,146.60	2,452.00	1,535.40
Zinc ($/short ton)	1,165.80	921.80	727.00
Silver ($/troy ounce)	7.15	6.34	4.74

The average annual LME lead price increased in 2005 by over $111.00 per short ton, or 15%, from 2004. This increase was a result of several factors, including reduced supply of both lead concentrates and lead metal in the world market and an increase in global lead demand, particularly from China. Previously, the price had declined approximately 38% from 1996 through mid-2003. These low lead prices from 1996 through mid-2003 resulted in several lead producing mines closing, suspending operations or reducing production, mainly in North America and Australia.

In the United States and Western Europe, however, lead demand continues to decline as lead consuming industries move to lower labor cost areas. In the U.S., this movement has been most pronounced in automotive lead-acid batteries. Conversely, U.S. lead consumption in industrial batteries rebounded sharply in 2005 in line with overall economic improvements. The net result has been a significant tightening in lead metal availability.

Copper prices continued their strong rebound in 2005 from historically low prices. The copper price increased by nearly $695.00 per short ton, or 28%, from 2004 to 2005. Again, Chinese demand was the main influence. The high copper prices have resulted in several producers announcing the re-opening of closed mines or increasing copper production of existing mines. Several commodity-forecasting services are predicting a balanced market of copper concentrates in 2006, ultimately resulting in the refined copper market moving into surplus by 2006.

Zinc prices have also recovered from the lows set in 2002. Fundamentals for zinc improved as zinc metal consumption exceeded zinc production in 2005. Zinc prices, like lead and copper, also benefited from a weak U.S. dollar. Currently, demand for zinc concentrates is exceeding the supply, making the market very competitive.

Changes in the market prices for metals expose us to variability in our cash receipts. We employ a commodity price risk management strategy using forward sales commitments, futures and commodity put and call option contracts. The purpose of our price risk management program is to limit our risk to acceptable levels, while enhancing revenue through the receipt of option premiums. See the discussion in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

As with lead prices mentioned above, low zinc and copper prices in the preceding five years have induced mine closures and cutbacks and slowed the development of new copper, zinc and lead projects. In addition, new smelting capacity has come on stream in China and India, increasing demand for concentrates. As a result, supplies of lead and zinc concentrates have been very tight. Copper concentrates, however, are no longer in tight supply due to the re-opening of closed mines and increased copper production of existing mines.

Production

The following table sets forth our production statistics for the periods indicated:

	Year Ended October 31,
	2005	2004	2003
U.S. Operations
Lead metal - primary (short tons)	155,838	171,664	281,531
Lead metal - secondary (short tons)	136,478	133,986	149,616
Lead concentrates (metal content, short tons)	281,772	274,950	295,581
Ore grade (lead)	5.36%	5.73%	6.53%

Peruvian Operations
Refined copper (short tons)	64,548	63,518	68,958
Refined lead (short tons)	132,919	130,959	122,946
Refined zinc (short tons)	49,554	75,163	80,679
Refined silver (thousands of troy ounces)	33,998	35,804	35,305
Refined gold (thousands of troy ounces)	67	66	82
Copper concentrates (metal content, short tons)	16,516	16,683	17,944
Ore grade (copper content)	1.00%	1.10%	1.10%

In response to continued strong lead metal market conditions at the beginning of 2005, we made a number of changes in our U.S. primary lead division during the year. We increased the amount of tons of ore mined at the Viburnum-29, Viburnum-35 and Sweetwater mines, knowing that we would be mining a slightly lower lead grade of ore for 2005 due to the extra ore from Viburnum-29, Viburnum-35 and Sweetwater being relatively low grade. The net effect of these changes was that our lead grade of ore processed lowered from 5.73% in 2004 to 5.36% in 2005, but the volume of ore processed increased by over 535,000 tons, or 11%, from 2004 to 2005. Although the volume of ore mined increased by 11% in 2005 versus 2004, our expected total ore volume was 2% less than planned because of less than planned production from the Sweetwater Mine. The Sweetwater Mine ore production shortfall was due to poor development results from the south end of the mine that limited the availability of production areas. Current production plans include the extraction of pillars and a retreat from the south end of the Sweetwater Mine with the abandonment of the last development to the south. We expect these changes will raise the grade of ore mined from Sweetwater and reduce its operating costs for the 2006 period. Also, technical changes made to the pillar recovery process in 2004 allowed the Buick mine to substantially improve its performance in 2005.

Gross operating costs from the mining operations were just over 8% over the amount planned for 2005, with some major consumable costs increasing over 20%. Major consumable costs include items such as tires, explosives, diesel fuel, repair parts and grinding media. The benefits derived from the continued implementation of lean manufacturing principles helped offset some of the inflationary cost increases. Manpower at our U.S. primary lead division mining operations increased by 6% as compared to 2004 in order to process the higher ore volume.

We started a major development to the south end of the Fletcher mine in 2005 and will continue that development throughout 2006. It accesses a new major ore body called RC Westfork. The total development is 5,000 feet, and is approximately 50% complete at October 2005. As of October 2005 the RC Westfork ore reserves are 2.9 million tons of ore grading 6.65% lead and 0.83% zinc.  Exploration drilling will continue in 2006.

In 2005, production at the Herculaneum primary smelter was 155,800 tons, over 5% less than 2004. This was primarily due to storm damage to the sinter plant process building in the third quarter of 2005 that required several days for repair and sealing of the building. Production was curtailed during this period and was intermittently curtailed throughout the quarter to control emissions. Blast furnace slag chemistry control also contributed to some production shortfall in the third quarter of 2005. The reduced production combined with inflationary cost increases of coke, natural gas and repair parts resulted in higher unit costs. Process control changes and the completion of repairs to the sinter and acid plants resulted in increased fourth quarter production.

Environmentally, the Herculaneum primary smelter did not meet the ambient air lead standard at the Broad Street monitoring station in the first three quarters of 2005. However, it was in attainment for the fourth quarter. All other monitoring stations’ results were in attainment. Since the air quality monitors reflected three quarters of non-compliance, the permitted annual capacity of the Herculaneum primary smelter decreased from 250,000 to 200,000 tons, which does not affect results at current production levels.

Our recycling operation produced 136,500 tons of finished lead products in 2005, approximately 2% more than the prior year. However, production was less than management’s expectations for 2005. The production shortfall was the result of lower blast furnace production due to poor coke quality and high levels of sulfur in the feed. Coke quality improved during the second half of the year, and we made process changes to the slag handling system at the reverb furnace that have reduced sulfur levels in the feed to the blast furnace. October’s blast furnace production was about 20% greater than the average production rate during the balance of the year.

Unit operating costs at the recycling operation were higher than expected due to both the production shortfall described earlier and inflationary cost increases, particularly coke, propane and repair parts. The recycling operation made additional improvements to the desulfurization circuit in 2005 that allowed it to process 7% more scrap batteries in the period compared to the prior period. This represented the 12th consecutive year that Buick Resource Recycling set a new record for tons of batteries processed. These improvements were the main contributor to the increase in production in 2005 versus 2004.

Doe Run Peru’s La Oroya smelter copper production was affected by frequent stoppages to reduce gaseous emissions and to perform maintenance on the reverberatory furnace, however not to the extent in 2004, therefore the overall result was an increase in copper production of 2% in 2005 as compared to 2004. Temperature inversions experienced at La Oroya can trap gases in the mountain peaks surrounding the plant. In order to reduce the level of gases, management may cease operations of the reverberatory furnace and copper converters. The temperature inversions also caused increased maintenance to replace the bricks in the furnace, since repeated heating and cooling shorten the life of the bricks. Receipts of lead concentrates improved in 2005, resulting in a 2% increase in lead production in 2005 compared to 2004. Feed costs increased substantially as a result of the increase in metal prices.

Ore production at Doe Run Peru’s Cobriza mine in 2005 was approximately 10% higher than 2004; however, ore grade was 9% lower. The net result was that metal content decreased by 1% from 2004 to 2005. Management is implementing corrective actions to address ground stability issues based on studies by the Company’s technical services personnel and outside consultants. Cobriza is in the process of obtaining new equipment, which management believes should improve production volume.

The aging of the Company’s assets has resulted in increased maintenance costs to keep them in condition to operate at current levels. All operations have seen an increase in maintenance costs over comparable periods in prior years.

Results of operations for the years ended October 31, 2005, 2004 and 2003 include the results of the Company’s U.S. operations and Doe Run Peru. In order to provide a more meaningful analysis, the results of operations attributable to Doe Run Peru will be noted and discussed separately under “Results of Doe Run Peru.”

Fiscal 2005 Compared to Fiscal 2004

Gross margin on sales (net sales less cost of sales) increased from $85.1 million in 2004 to $117.5 million in 2005. Gross margin on sales for our U.S. operations increased from $49.1 million in 2004 to $68.8 million in 2005. A 30% increase in the U.S. operation’s realized prices for lead metal, fueled by higher LME prices, contributed an additional $49.3 million to our U.S. operations’ gross margin on sales in 2005 compared to prior year. The increase in the lead metal net realized price in 2005 was more than the increase in the average LME settlement price, due to the effects of our risk management strategy, which reduced our exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices in 2005 fueled an increase in the net realized price for copper and zinc concentrate sales, which contributed an additional $7.0 million to gross margin compared to 2004. The sale of lead concentrates contributed an additional $7.4 million to margins in 2005 over 2004. These increases were offset by higher costs per unit of metal produced at the U.S. operations driven by the increases in repairs and maintenance costs, payroll and benefit costs, higher feed and raw material costs and the effects of the change in feed mix on the production at the recycling operation.

Selling, general and administrative costs increased $10.3 million in 2005 compared to 2004, $4.5 million of which relates to Doe Run Peru. The increase was due to increased salaries and employee benefit costs, increase in professional services and an increase in insurance expense.

Losses from impairment and disposal of long-lived assets relate primarily to recognition of impairment losses for the value of houses purchased in Herculaneum relating to properties purchased under a residential property purchase plan in the town of Herculaneum.

As of October 31, 2005, a total of 149 homeowners had requested and were delivered offers, and 142 of those offers had been accepted. As of October 31, 2005, the Company had spent approximately $10.0 million under the residential property purchase plan. Another $1.1 million of accepted offers are awaiting a closing date and $0.4 million in outstanding offers have not been accepted. Doe Run has complied in all material respects with the property purchase provisions of the settlement agreement.

Unrealized (gain) and loss on derivative financial instruments are related to the change in fair market value of derivative financial instruments that were a part of Doe Run’s risk management strategy. The increase in unrealized gains from 2003 to 2005 is the result of the continual rise in the LME price over that period. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes; however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement. See “Item 13. Certain Relationships and Related Transactions” for more information.

Fiscal 2004 Compared to Fiscal 2003

Gross margin on sales (net sales less cost of sales) increased from $41.5 million in 2003 to $85.1 million in 2004. Gross margin on sales for our U.S. operations increased from $26.2 million in 2003 to $49.1 million in 2004. A 35% increase in the U.S. operation’s realized prices for lead metal, fueled by higher LME prices, contributed an additional $61.4 million to our U.S. operations’ gross margin on sales in 2004 compared to prior year. The increase in the lead metal net realized price in 2004 was less than the increase in the average LME settlement price, due to the effects of our risk management strategy, which reduced our exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices in 2004 fueled an increase in the net realized price for copper and zinc concentrate sales, which contributed an additional $9.1 million to gross margin compared to 2003. The sale of lead concentrates contributed an additional $9.4 million to margins in 2004 over 2003. These increases were offset by higher costs per unit of metal produced at the U.S. operations driven by the increases in repairs and maintenance costs, payroll and benefit costs, higher feed and raw material costs and the effects of the change in feed mix on the production at the recycling operation.

Selling, general and administrative costs increased $7.4 million in 2004 compared to 2003, $1.4 million of which relates to Doe Run Peru. The remaining increase was due primarily to insurance refunds received in 2003 applicable to legal fees incurred in a previous fiscal year and credited to selling, general and administrative costs and to increased salaries and employee benefit costs and insurance expense.

Losses from impairment and disposal of long-lived assets relate primarily to recognition of impairment losses for the value of houses purchased in Herculaneum relating to properties purchased under a residential property purchase plan in the town of Herculaneum.

Unrealized losses on derivative financial instruments are related to the change in fair market value of derivative financial instruments that were a part of Doe Run’s risk management strategy. The decrease in unrealized losses in 2004 compared to 2003 is the result of the substantial increase in the LME price at the end of 2003, which caused large unrealized losses to be recognized in the fourth quarter of 2003. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

Results of Doe Run Peru

Fiscal 2005 Compared to Fiscal 2004

Gross margin on sales (net sales less cost of sales) for Doe Run Peru increased from $36.0 million in 2004 to $48.9 million in 2005. This increase is primarily due to the improvement in treatment charges received in processing copper and lead concentrates and free metal benefits for lead and zinc. Also contributing to an improved gross margin were by-product sales such as indium, tellurium and premium improvements for copper and lead metal. These benefits were offset by higher conversion costs primarily due to higher fuel and coke prices, increased salaries combined with a weakened U.S. dollar, and higher maintenance, spare parts and supplies costs.

Selling, general and administrative costs for Doe Run Peru increased by $4.5 million in 2005 compared to the prior year. The difference is due primarily to increases in compensation costs, professional fees and contributions to community activities, partially offset by a decrease in insurance expense.

Other, net for Doe Run Peru increased by $1.2 million in 2005 compared to 2004, primarily due to exchange gains on transactions denominated in Peruvian nuevos soles as a result of the effect of a decrease in the value of nuevos soles against the U.S. dollar.

Income tax expense for Doe Run Peru was $0 in 2005 and 2004, reflecting tax losses and management’s belief that sufficient uncertainty exists regarding the realization of certain deferred tax assets, which requires that a valuation allowance be established.

Fiscal 2004 Compared to Fiscal 2003

Gross margin on sales (net sales less cost of sales) for Doe Run Peru increased from $15.3 million in 2003 to $36.0 million in 2004. The increase in metal prices also benefited Doe Run Peru, contributing to price related increases of $32.2 million to gross margin in 2004. Conversion costs increased slightly due to increases in maintenance, fuel and coke costs. Maintenance expense increased as Doe Run Peru completed maintenance programs originally scheduled for 2003 in 2004. These increases were partially offset by lower labor costs as the benefits of a 2003 reduction in labor were realized in 2004.

Selling, general and administrative costs for Doe Run Peru increased by $1.4 million in 2004 compared to the prior year. The difference is due primarily to increases in contributions to community and regional activities, compensation costs and professional fees, partially offset by a decrease in insurance expense.

Other, net for Doe Run Peru decreased in 2004 compared to 2003, primarily due to exchange losses on transactions denominated in Peruvian nuevos soles as a result of the effect of an increase in the value of nuevos soles against the U.S. dollar.

Income tax expense for Doe Run Peru was $0 in 2004 and 2003, reflecting tax losses and management’s belief that sufficient uncertainty exists regarding the realization of certain deferred tax assets, which requires that a valuation allowance be established.

Liquidity and Capital Resources

Overview

Doe Run is highly leveraged.  Doe Run Peru has significant capital requirements under environmental commitments, which, if not met, could result in defaults of the Company’s credit agreements; has substantial contingencies related to tax; and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern.  These commitments require us to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. See “Contractual Obligations” for a summary of these and other contractual obligations. These factors also increase our vulnerability to general adverse conditions, limit our flexibility in planning for or reacting to changes in its business and industry, and limit our ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to the lawsuits and tax assessments in Peru, as discussed in “Item 3. Legal Proceedings,” would have a further adverse effect on our ability to meet our obligations when due. These factors are discussed in more detail below.

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the audited financial statement of Doe Run Peru that expressed substantial doubt about our ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements and significant capital requirements under environmental commitments.

Cash Flow Summary

Net cash provided by or (used in) activities of the Company are identified below.

	Year Ended October 31,
	2005	2004	2003

Operating activities	76,198	21,597	22,448
Investing activities	(50,663)	(29,734)	(15,295)
Financing activities	(22,367)	8,755	5,529
Cash and Cash Equivalents, beginning of period	20,318	19,700	7,018
Cash and Cash equivalents end of period	23,486	20,318	19,700

We had capital expenditures of $51.3 million in 2005 and have projected capital expenditures of approximately $54.1 million for 2006, including spending on Doe Run Peru’s PAMA projects. In the U.S., we had capital expenditures of $17.2 million in 2005 and have projected total capital expenditures of approximately $14.7 million for 2006, primarily to fund expansion, to support ongoing operations and for operational and environmental improvements, including expenditures required pursuant to a settlement agreement with the State of Missouri that established a residential property purchase plan in Herculaneum. See “Item 8. Financial Statements and Supplementary Data—Note 19 to Consolidated Financial Statements.” In addition to these capital investments, our U.S. operations expended approximately $82.6 million, $66.5 million and $51.3 million on repairs and maintenance for 2005, 2004 and 2003, respectively. Doe Run Peru had capital expenditures of $34.0 million in 2005 and has projected capital expenditures of approximately $39.4 million for 2006, primarily for PAMA projects and to support ongoing operations. Doe Run Peru expended approximately $22.6 million, $19.6 million and $16.8 million on repairs and maintenance for 2005, 2004 and 2003, respectively. As a result of these expenditures, we believe that the operations will continue to maintain modern and efficient facilities.

Capital Resources

The Company’s primary available sources of liquidity are cash provided by operating activities and its two revolving credit facilities. The Doe Run revolving credit facility allows Doe Run and certain U.S. subsidiaries to borrow up to $75.0 million and expires August 29, 2008. The availability of loans under the Doe Run revolving credit facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. All cash received by Doe Run’s domestic operations is transferred by wire daily to the financial institutions to pay down the outstanding loan balance, if any. The Doe Run Peru revolving credit facility had an expiration date of November 23, 2005, which was subsequently extended to June 23, 2006, and provides Doe Run Peru with working capital loans up to $40.0 million, with a limit on letters of credit of $5.0 million, but the total commitments may not exceed the maximum line of $40.0 million. The balances in these revolving credit facilities are classified as current liabilities on the balance sheet.

Net unused availability at October 31, 2005 under the Doe Run revolving credit facility and Doe Run Peru revolving credit facility was approximately $22.1 million and $0.2 million, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $8.9 million and $14.6 million, respectively, at October 31, 2005. Net unused availability at October 31, 2004 was approximately $22.5 million and $0.06 million under the Doe Run revolving credit facility and Doe Run Peru revolving credit facility, respectively, and cash balances at Doe Run and Doe Run Peru were $13.4 million and $6.9 million, respectively, at October 31, 2004.

The Doe Run revolving credit facility, the Doe Run Peru revolving credit facility, the term note and the indenture governing the notes contain numerous covenants and restrictions. They include certain requirements with respect to net worth, working capital, EBITDA and debt to earnings ratios. These agreements also place limitations on capital expenditures, dividend payments and other outside borrowings. The Doe Run Peru revolving credit facility also contains covenants that restrict Doe Run Peru’s ability to make distributions to Doe Run in excess of a $4.0 million management fee.

The Company has debt service requirements in the future, as shown in “Contractual Obligations,” including the maturity in 2006 of $8.0 million for the term note, of which $6.0 million was subsequently paid, and interest payments of $25.7 million for the 11.75% notes. At October 31, the Doe Run Peru revolving credit facility had an expiration date of November 23, 2005, which was subsequently extended to June 23, 2006. It will need to be renegotiated and there can be no assurance that we will be successful in renewing the agreement, or if it is successful, that the renewal would be at terms favorable to us.

Effective July 1, 2004, Doe Run and Doe Run Peru cancelled a sales agency agreement under which Doe Run acted as a sales agent on behalf of Doe Run Peru. Under the cancellation, the balance owed to Doe Run of $22.6 million will be paid in $1.0 million quarterly installments or as otherwise agreed by the parties.

Debt Instruments

On October 29, 2002, the Company consummated the Restructuring whereby most of its Old Notes were exchanged with a principal amount of $294.84 million, plus unpaid accrued interest of $37.473 million, for stock warrants,  exercisable for an aggregate of approximately 39% of the fully diluted common stock of the Company and new 11.75% notes with a principal amount of $175.832 million described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” In addition to the reduction of principal, the notes improved the Company’s liquidity by extending the maturity date to November 1, 2008, and provided that a portion of interest may be paid in kind with the issuance of additional notes whereby, through October 15, 2005, interest may be paid, at the option of Doe Run, at an annual rate of either 3% in cash and 11.5% paid in kind or 8.5% paid in cash. After October 15, 2005, interest will accrue at the rate of 11.75% per annum and will be payable in cash. Beginning with the April

2005 interest payment, the Company began paying cash interest. The notes are recorded in accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (SFAS No. 15). See the discussion in Significant Accounting Policies and Estimates for a description of SFAS No. 15. The effect of this accounting is that Doe Run will recognize substantially less interest expense related to the notes during their term than is reflected in the stated rate of interest because the majority of the interest payments are reflected in the carrying amount of the notes.

Our balance sheet reflected $386.5 million and $417.3 million of total debt on a consolidated basis as of October 31, 2005 and 2004, respectively. The face amount of indebtedness outstanding at October 31, 2005 and 2004 was $219.0 million.

We were in compliance with the covenants under the various debt agreements as of October 31, 2005, with the exception of the delivery of audited financials and other reporting requirements for the year ended October 31, 2005 by January 29, 2006 under the Doe Run Revolving Credit Facility and the Term Note. Waivers for these reporting defaults were received on March 17, 2006 and March 16, 2006, respectively.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the holders of a majority of the warrants have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. Management engaged a nationally recognized valuation firm to calculate the fair value of the warrants at October 31, 2005 and 2004. Management’s estimate of the fair value of the warrants based on the valuation is approximately $0.6 million at each of the years ended October 31, 2005 and 2004.

Environmental Commitments

Our commitments under agreements with regulatory agencies for environmental activities are significant. Our recorded liability for environmental matters and asset retirement obligations was $34.7 million at October 31, 2005, which does not include capital expenditures related to Doe Run Peru’s PAMAs. Spending estimates may change based on the activities required, which could have a significant adverse impact on our liquidity.

Doe Run Peru’s existing PAMA requires it to perform projects in 2006 at an additional cost of $108 million. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations. Doe Run Peru submitted an application for extension discussed in the “Overview—Doe Run Peru” to modify the requirements of the existing PAMA and extend the term of the PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total estimated completion cost of the PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $130.0 million. Doe Run Peru’s actual expenditures for these projects in 2005 was $12.7 million. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter. See the discussion of the PAMA requirements and compliance in “Item 1. Business—Doe Run Peru’s Operations—Environmental Matters.” A default under the requirements of the PAMA could result in a default under the Doe Run Peru revolving credit facility. A default under the Doe Run Peru revolving credit facility would result in a default under the Doe Run revolving credit facility.

Management believes that the price improvements and other revenue enhancements and the issuance of the Supreme Decree allowing an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plant will enable us to continue as a going concern. Our ability to meet obligations after 2005 could be affected by the factors discussed in “Item 1. Business—Risk Factors” or an unfavorable outcome to any of the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

Tax Commitments

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of October 31, 2005 totals approximately $109.0 million. The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $30.3 million. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11.2 million for calendar years 1998 through 2005.

Doe Run Peru has also received Value Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43.5 million. SUNAT offset the amount assessed for 2004 of approximately $2.3 million against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued the use of holding certificates for exports in June 2004. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20.2 million in regard to its exports with holding certificates.

We believe that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required, which would have a significant adverse effect on liquidity.

Contractual Obligations

The following table summarizes our contractual obligations at October 31, 2005 (in millions):

		Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years		3 – 5 Years		After 5 Years
Long-term debt (a)	$308.2	$89.2	$219.0		$—		$—
Redeemable Preferred Stock (b)	28.5	—	—		28.5		—
Operating leases	30.8	8.1	7.8		4.0		10.9
Purchase obligations (c)	880.4	508.6	369.8		2.0		—
Royalty obligations (d)	1.7	0.2	0.5		0.4		0.6
Pension funding obligations	10.1	10.1		(e)		(e)		(e)
Total	$1,259.7	$616.2	$597.1		$34.9		$11.5

(a)   The obligations relating to long-term debt reflect the commitments as of October 31, 2005 for principal payments. The amounts recorded as long-term debt in our financial statements in Item 8 reflect long-term debt as accounted for under SFAS No. 15. See “Item 8. Financial Statements and Supplementary Data—Note 8 to the Company’s Consolidated Financial Statements” for more information.

(b)   The Redeemable Preferred Stock is redeemable after May 1, 2009.

(c)   Purchase obligations include Doe Run Peru’s commitments to purchase 277,011, 178,381 and 80,689 short tons of copper concentrates, 243,611, 169,403 and 49,763 short tons of lead concentrates and 100,310, 77,823 and 14,771 short tons of zinc concentrates in 2006, 2007 and 2008, respectively. Purchase prices are generally based on the average quoted exchange prices for the month of delivery, less deductions for treatment and refining charges and impurity penalties. The estimated cost of the obligations less than one year was based on the following metal prices: $3,319/ton for copper, $865/ton for lead and $1,549/ton for zinc. The estimated cost of the obligations greater than one year was based on the following metal prices: $2,800/ton for copper, $722/ton for lead and $1,522/ton for zinc.

(d)         Royalty obligations represent royalty commitments calculated through the next renewal date. As discussed in “Item 2. Properties—U.S. Operations—Mining Operations,” government leases are for a period of either 10 or 20 years and are renewable at Doe Run’s option if no default exists under the agreement, subject to negotiation of specific terms of the lease, including royalty rates.

(e)          Our projected benefit obligation in excess of plan assets was $38.2 million as of October 31, 2005. Our defined benefit plan is funded to comply with the minimum funding requirements under ERISA. The minimum contribution requirements will differ from year to year based on actual market returns, changes in assumptions, changes in plan demographics and any significant updates to government regulations. In order to maintain minimum funding levels for the pension plan, the Company expects to fund approximately $10.1 million in 2006. Subsequent payments will be dependent upon the factors discussed above.

For a discussion of environmental and reclamation obligations, see “Item 8. Financial Statements and Supplementary Data—Note 19 to Consolidated Financial Statements.” Our recorded liability for environmental matters and asset retirement obligations (AROs) was $34.7 million at October 31, 2005. Timing of the related spending is dependent upon a number of factors, including the required completion date of reclamation work under agreements with regulatory agencies and the date of facility closures. Therefore, these obligations are not included in the table. The table also does not include costs related to Doe Run Peru’s PAMA,. Doe Run Peru submitted an application for extension of its PAMA in December 2005. See the discussion in “Overview” and “Liquidity and Capital Resources”.

Off-Balance Sheet Arrangements

In the normal course of business, we are involved in certain off-balance sheet arrangements. These include letters of credit, surety bonds and joint and several liability with all other members of a controlled group under ERISA for obligations of other members of the controlled group. Liabilities related to these arrangements are not reflected in our consolidated balance sheets. We do not expect any material adverse effect on the results of operations, financial condition and liquidity to result from these off-balance sheet arrangements. See “Item 1. Business—Risk Factors—Risks Relating to Control by Renco—DOE RUN MAY HAVE OBLIGATIONS UNDER A CONTROLLED GROUP THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON US” for more information on the pension controlled group liabilities.

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

Sales are recorded as products are delivered to customers or as tolling services are performed in accordance with contract terms. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at time of delivery. Revenues are adjusted between month of delivery and month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices pursuant to applicable customer agreements.

Mineral interests are amortized using the units of production method. Our ore reserves are based on geological studies and test hole drillings conducted by our geologists. These estimates are reviewed and certified periodically by an independent mining consultant. The most recent independent report on our ore reserves was issued in January 2006. Ore reserves can and do fluctuate with the underlying market price or prices of the metals to be mined. As such, there can be no assurances that the reserves currently reported would be economical to mine in the future.

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

The restructuring, discussed in Debt Instruments above, was accounted for in accordance with SFAS No. 15. Under SFAS No. 15, a debtor may not change the carrying amount of the payable at the time of restructuring unless the total future cash payments, including interest, specified by the new terms are less than the carrying amount of the payable at the time of restructuring. Under the terms of the 11.75% notes, total expected payments, including all amounts contingently payable, will be greater than the carrying amount of the old notes exchanged. In accordance with Statement No. 15 the 11.75% notes are recorded on the balance sheet at a carrying amount equal to the carrying amount of the notes exchanged, including unpaid accrued interest, reduced by deferred issue costs related to the old notes exchanged and the fair value of the warrants issued.

We accrue for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, our experience in remediation, our status as a potentially responsible party (PRP) and the ability of other PRPs to pay their allocated portions. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of costs from other parties are recorded as assets when their receipt is deemed probable, consistent with the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. However, there can be no assurance established liabilities will be sufficient to cover the costs of the actual commitments or that in the future new commitments will not arise that could have a material adverse effect on our results of operations, financial condition and liquidity. See “Item 8. Financial Statements and Supplementary Data—Notes 19 and 20 to Consolidated Financial Statements” for a more detailed discussion of environmental and litigation matters.

As of November 1, 2002, we adopted SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an ARO be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. These liabilities will be increased to full value over time through charges of accretion to operating expense. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows shall be recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

The cumulative effect related to the adoption of SFAS No. 143 for the year ended October 31, 2003 was a loss of $3.9 million, a net decrease to plant, property and equipment of $2.1 million and an increase of $1.9 million to the liability for asset retirement obligations.

Renco has elected for us to be treated as a QSSS for U.S. federal tax purposes. Most states in which we operate will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of our income or loss in their individual tax returns. The election does not affect foreign income taxes related to our foreign subsidiaries.

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

We sponsor a noncontributory defined benefit plan for our U.S. employees. We have also adopted a supplemental defined benefit plan, the Supplemental Employee Retirement Plan (SERP), effective November 1, 1996. The SERP provides benefits to those participants of the defined benefit plan whose benefits under the plan are limited by Sections 401(a) (17) or 415 of the Internal Revenue Code. Changes in the assumptions used to calculate Doe Run’s accumulated benefit obligation and periodic pension cost can have a significant effect on our results of operations. On April 11, 2005, our Board of Directors adopted changes to our defined benefit plans. Effective July 1, 2005, no new employees are eligible to participate in the plans and participants’ benefit accruals have been frozen. A curtailment loss of $690 thousand was reflected in operating expenses for the year ended October 31, 2005.

We record all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (that is, gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair value or cash flows. If the hedged exposure is an exposure to changes in the fair value of a fixed commitment, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is an exposure to changes in forecasted cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which requires that amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during the year beginning after June 15, 2005. Therefore, the Company will adopt this standard beginning November 1, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005 therefore, the Company will adopt this standard beginning November 1, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

In May 2005, the FASB issued Statement of Financial Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of deprecation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier adoption is permitted for fiscal years beginning after June 1, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

In the normal course of our business, we have used in the past, and may use in the future, forward sales commitments and commodity put and call option contracts to manage our exposure to fluctuations in the prices of lead, copper, zinc, silver and gold. Contract positions are designed to ensure that we will receive a defined minimum price for certain quantities of our production. None of the aforementioned activities have been entered into for speculative purposes. See “Item 8. Financial Statements and Supplementary Data—Note 18 to Consolidated Financial Statements” for a more detailed discussion of our use of hedging and derivative financial instruments. A 10% increase in metal prices would result in additional losses of approximately $1.2 million related to open contracts at October 31, 2005, which would be offset by higher prices on our sales of physical metal.

Interest Rate Risk

We are subject to interest rate risk on variable interest rate obligations. The Doe Run revolving credit facility bears interest at the prime rate plus 0.75% per annum or at LIBOR plus 3.0%. The Doe Run Peru revolving credit facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum. A material increase in interest rates could adversely affect our business, financial condition and results of operations. A 1% increase in the interest rate under the Doe Run revolving credit facility and the Doe Run Peru revolving credit facility would result in additional annual interest expense of approximately $0.7 million, based on the loan balances outstanding as of October 31, 2005. For additional discussion of interest rates and debt, see “Note 8 to Consolidated Financial Statements.”

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars, which is its functional currency.. Certain operating costs, such as labor and electricity, are denominated in Peruvian nuevos soles. While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse affect on our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

Financial statements and supplementary data follow immediately and are listed in Item 15 of Part IV of this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

The Doe Run Resources Corporation

St.  Louis, Missouri

We have audited the accompanying consolidated balance sheets of The Doe Run Resources Corporation and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income and shareholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Doe Run Resources Corporation and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As further discussed in Note 2 to the consolidated financial statements, the Company’s Peruvian subsidiary has significant capital requirements under environmental commitments, which, if not met, could result in defaults of the Company’s credit agreements; has substantial contingencies related to tax;  and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Chizek and Company LLC

Oak Brook, Illinois

March 15, 2006 except for Note 8

 as to which the date is March 17, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Doe Run Resources Corporation:

We have audited the accompanying consolidated statements of operations, comprehensive income and shareholder’s deficit, and cash flows of The Doe Run Resources Corporation and subsidiaries (the Company) for the year ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The Doe Run Resources Corporation and subsidiaries for the year ended October 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring net losses, has a net capital deficiency, and has liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 1 and 19 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of November 1, 2002.

 KPMG LLP

February 2, 2004

THE DOE RUN RESOURCES CORPORATION

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	October 31,	October 31,
	2005	2004
ASSETS
Current assets:
Cash	$23,486	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	85,740	64,219
Inventories	105,634	103,309
Prepaid expenses and other current assets	20,814	35,858
Total current assets	235,674	223,704

Property, plant and equipment, net	253,263	229,640
Other noncurrent assets, net	5,838	4,075
Total assets	$494,775	$457,419

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$114,947	$96,767
Accounts payable	92,275	65,855
Accrued liabilities	87,060	83,878
Total current liabilities	294,282	246,500

Long-term debt, less current maturities	271,566	320,561
Other noncurrent liabilities	68,337	75,765
Total liabilities	634,185	642,826

Series A redeemable preferred stock, $1,000 par value per share; 5,000 shares authorized; 2,849 and 2,533 shares issued and outstanding at October 31, 2005 and October 31, 2004, respectively; liquidation and redemption value	28,495	25,329

Shareholder’s deficit:
Common stock, $0.10 par value per share, 1,667 shares authorized; 1,000 shares issued and outstanding at October 31, 2005 and 2004	—	—
Additional paid-in capital	—	—
Accumulated deficit	(123,141)	(168,609)
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	(91)
Accumulated other comprehensive losses	(41,507)	(42,036)
Total shareholder’s deficit	(167,905)	(210,736)
Total liabilities and shareholder’s deficit	$494,775	$457,419

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Operations

(Dollars in thousands)

	Year Ended October 31,
	2005	2004	2003

Net sales	$1,029,440	$868,068	$685,382
Costs and expenses:
Cost of sales	911,732	782,981	643,893
Depreciation, depletion and amortization	24,170	25,322	30,407
Selling, general and administrative	46,096	35,782	28,366
Exploration	2,984	2,178	1,078
Losses from impairment and disposal of long-lived assets	2,978	3,591	1,409
Unrealized (gain) loss on derivative financial instruments	(4,876)	231	7,220
Total costs and expenses	983,084	850,085	712,373
Income (loss) from operations	46,356	17,983	(26,991)

Other income (expense):
Interest expense	(10,010)	(13,289)	(13,270)
Interest income	141	19	29
Gain (Loss) on retirement/restructure of long-term debt	9,233	—	(550)
Other, net	666	(460)	(176)
Total other income (expense)	30	(13,730)	(13,967)
Income (loss) before income tax benefit and cumulative effect of change in accounting principle	46,386	4,253	(40,958)

Income tax benefit	—	(661)	—
Income (loss) before cumulative effect of change in accounting principle	46,386	4,914	(40,958)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(3,940)

Net income (loss)	$46,386	$4,914	$(44,898)
Preferred stock dividends	(3,166)	(2,815)	(2,514)
Net income (loss) allocable to common shares	$43,220	$2,099	$(47,412)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Comprehensive Income and Shareholder’s Deficit

(Dollars in thousands)

	Year Ended October 31,
	2005	2004	2003

Net income (loss)	$46,386	$4,914	$(44,898)
Unrealized gain (loss) on derivative financial instruments, net	97	1,757	(1,854)
Unrealized gain (loss) on available-for-sale investments	37	(10)	242
Adjustment to minimum pension liability	395	(5,516)	(12,871)
Comprehensive income (loss)	46,915	1,145	(59,381)
Preferred stock dividends	(3,166)	(2,815)	(2,514)
Dividends	(918)	—	—
Change in shareholder’s deficit	42,831	(1,670)	(61,895)
Shareholder’s deficit, beginning of year	(210,736)	(209,066)	(147,171)

Shareholder’s deficit, end of year	$(167,905)	$(210,736)	$(209,066)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended October 31,
	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$46,386	$4,914	$(44,898)
Cumulative effect of change in accounting principle	—	—	3,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	24,170	25,322	30,407
Imputed interest and amortization of deferred financing costs	748	949	1,231
Unrealized (gain) loss on derivative financial instruments	(4,876)	231	7,220
Losses from impairment and disposal of long-lived assets	2,978	3,591	1,409
(Gain) Loss on retirement/restructure of long-term debt	(9,233)	—	550
Increase (decrease) resulting from changes in:
Trade accounts receivable	(21,521)	(7,560)	8,119
Inventories	(1,910)	(7,629)	7,666
Prepaid expenses and other current assets	14,539	(14,399)	(2,093)
Accounts payable	26,420	14,557	2,422
Accrued liabilities	7,772	996	20,496
Other noncurrent assets and liabilities, net	(9,275)	625	(14,021)
Net cash provided by operating activities	76,198	21,597	22,448

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,261)	(29,762)	(15,349)
Net proceeds from disposal of assets	129	28	54
Net proceeds from sale of investments	469	—	—
Net cash provided by (used in) investing activities	(50,663)	(29,734)	(15,295)

Cash flows from financing activities:
Proceeds from revolving loans, net	9,996	12,075	14,224
Payments on long-term debt	(31,454)	(3,320)	(8,145)
Payment of financing costs	(375)	—	(550)
Payments of dividends	(534)	—	—
Net cash provided by (used in) financing activities	(22,367)	8,755	5,529
Net increase in cash	3,168	618	12,682
Cash at beginning of period	20,318	19,700	7,018
Cash at end of period	$23,486	$20,318	$19,700

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest, net of capitalized interest	$28,372	$10,747	$11,018
Income taxes	$—	$2,147	$—

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Consolidated Financial Statements

October 31, 2005, 2004 and 2003

(Dollars in thousands, except share data)

(1) Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of The Doe Run Resources Corporation (Doe Run) and its wholly owned subsidiaries (on a consolidated basis, the Company). All material intercompany balances and transactions have been eliminated.

Nature of Business

The principal domestic business of the Company is the exploration, development, and mining and processing of non-ferrous metals, primarily lead, and recycling of lead-acid batteries and other lead-bearing materials. Doe Run, doing business as The Doe Run Company, has mines in southern Missouri, primary smelters in Herculaneum, Missouri and Glover, Missouri and operates a recycling facility in Boss, Missouri. Operations at the Glover primary smelter were indefinitely suspended in the first quarter of 2004. Fabricated Products, Inc. (FPI), a subsidiary, fabricates lead products used in radiation, X-ray shielding and nuclear shielding and is a leader in the production of shaped anodes and anode sheets for those applications. In Peru, Doe Run Peru S.R.L. (Doe Run Peru) is engaged in the mining, smelting and refining of polymetallic concentrates, producing mainly silver, copper, lead, zinc and gold, which are sold as refined metals primarily to customers located outside of Peru. Doe Run’s issued and outstanding common and preferred stock is owned directly or indirectly by The Renco Group, Inc. (Renco).

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Accordingly, foreign currency translation gains and losses are included in determining net income (loss).

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

Cash Management

All cash received by Doe Run’s domestic operations is transferred daily by wire to pay down the outstanding balance, if any, of its revolving credit facility (the Doe Run Revolving Credit Facility), which is described in further detail in Note 8. Doe Run borrows under the Doe Run Revolving Credit Facility to fund its accounts on a daily basis as checks are disbursed. At October 31, 2005 and 2004, outstanding checks of $612 and $2,859, respectively, were included in accounts payable.

Inventories

Finished metals and concentrates, metals and concentrates in process and raw materials are stated at the lower of cost or market. The last-in, first-out (LIFO) method of determining cost is used for the majority of the Company’s inventories. Supplies and repair parts are principally stated at average cost, net of reserves for obsolescence.

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

Interest incurred for the direct or indirect debt for the construction of assets to be used in operations is capitalized when the interest is charged. The amount of interest capitalized was $1,040, $274, and $414 for the years ended October 31, 2005, 2004 and 2003, respectively.

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

Software Costs

The company accounts for computer software development costs that are incurred in the preliminary project stage as expense. Once the project is in the application development stage, the direct costs are capitalized. The costs associated with the accounting application and infrastructure development are capitalized. The capitalized costs of computer software and accounting applications developed or obtained for internal use are amortized on a straight-line basis over five years. All other software development costs are expensed as incurred.

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

 As of November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

Prior to the adoption of SFAS No. 143, the Company accrued for mine and other closure obligations at their estimated, undiscounted cost. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is depreciated over the life of the asset. These liabilities will be increased to full value over time through charges of accretion to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

The cumulative effect related to the adoption of SFAS No. 143 for the year ended October 31, 2003 was a loss of $3,940, a net decrease to plant, property and equipment of $2,088, and an increase of $1,852 to the liability for asset retirement obligations.

Commitments and Contingencies

The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations, the Company’s experience in remediation, the Company’s status as a potentially responsible party (PRP), and the ability of other PRPs to pay their allocated portions. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of costs from other parties are recorded as assets when their receipt is deemed probable, as is consistent with the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

Revenue Recognition

Sales are recorded as products are delivered to customers as defined in the specific contracts or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at the time of delivery. Revenues are adjusted between the month of delivery and the month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices using applicable customer agreements.

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998 and amended by Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, issued in June 2000 (collectively, SFAS No. 133). Under SFAS No. 133, the Company carries all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value (i.e. gains and losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and if so, whether the derivative instrument is designated as a hedge of exposures to changes in fair value or cash flows. If the hedged exposure is an exposure to changes in the fair value of a fixed commitment, the gain (loss) is recognized in earnings in the period of change, with an equal and offsetting (loss) gain recognized on the change in value of the hedged item. If the hedged exposure is an exposure to changes in forecasted cash flows, the effective portion of the gain (loss) is reported as a component of other comprehensive income (outside earnings) until the forecasted hedged transaction affects earnings, when it is reclassified into earnings.

Research and Development

Research and development costs are expensed when incurred and are included in selling, general and administrative expenses on the statements of operations. Research and development costs are not significant.

Income Taxes

Renco has elected for the Company to be treated as a qualified subchapter S subsidiary (QSSS) for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company’s foreign subsidiaries.

Deferred tax assets and liabilities are recognized in foreign jurisdictions for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases of these assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. See Note 13- Income Taxes for additional discussion.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, which requires that amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during the year beginning after June 15, 2005. Therefore, the Company will adopt this standard beginning November 1, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005 therefore, the Company will adopt this standard beginning November 1, 2005. The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

In May 2005, the FASB issued Statement of Financial Standards No. 154, Accounting Changes and Error Corrections (SFAS No. 154), which requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, SFAS No. 154 requires that a change in method of deprecation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier adoption is permitted for fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial statements.

Reclassifications

Certain balances have been reclassified from their previous presentation in order to conform to the current year presentation.

(2) Financial Condition

General

The Company is highly leveraged and has significant commitments both in the US and Peru for environmental matters and for Environmental Remediation and Management Program (PAMA) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. (See Note 19: Asset Retirement and Environmental Obligations). These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due. The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting Doe Run, many of which are beyond the Company’s control.

Fiscal Year 2003

 For the year ended October 31, 2003 and for several years prior, the Company reported recurring losses, primarily the result of the low treatment charges for concentrates processed by Doe Run Peru and low metal prices for metals sold by both the US and Peru operations, a condition exacerbated by the Company’s significant interest costs prior to a debt restructuring in October 2002. During fiscal 2003, the Company’s liquidity continued to be affected by these factors. The Company failed to meet certain financial covenant requirements contained in its revolving credit agreements and a term note (the Term Note), which defaults continued into fiscal years 2004 and 2005. In addition, the Company had the environmental and litigation matters mentioned above. These issues combined raised substantial doubt about the Company’s ability to continue as a going concern.

Doe Run Peru’s fiscal year 2003 results of operations and liquidity were severely impacted by low treatment charges received by Doe Run Peru for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices also caused some of Doe Run Peru’s suppliers of concentrates to suffer financial distress, which affected the availability of concentrate feed, which resulted in changes to concentrate mix and interruptions in delivery schedules adversely affecting Doe Run Peru’s metal production and results of operations. Doe Run (US) was negatively impacted by the low metal prices, primarily lead.

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

During fiscal year 2003, the Company implemented actions to improve its liquidity, including changes in mine plans, reductions in production and its workforce, and acceleration of cash receipts. In response to declining demand in the U.S. for lead metal and increasing global demand for clean lead concentrates, the Company indefinitely suspended operations at its Glover smelter in November, 2003 and began selling on the open market any concentrates that are not required to maintain production at its Herculaneum smelter. These changes improved the Company’s cash flow and availability in 2003. At October 31, 2003, Doe Run cash balance and net unused availability under its revolving credit facility were $16,794 and $14,373, respectively, and Doe Run Peru’s cash balance and net unused availability under its revolving credit facility were approximately $16,794 and $3,830 at October 31, 2003, respectively.

Doe Run and Doe Run Peru were in the process of negotiating amendments to agreements governing the revolving credit facilities and the Term Note at October 31, 2003, and amendments to the revolving credit facilities were finalized subsequent to October 31, 2003.

Fiscal Years 2004-2005

 Metal prices have risen dramatically over the past two fiscal years. Lead prices increased from a London Metal Exchange (LME) settlement monthly average of $532.60 per short ton in October 2003 to $847.40 per short ton in October 2004 to $911.76 per short metal ton in October 2005. The Company has benefited from this price increase in both its lead metal and lead concentrate sales. In response to continued strong metal prices, our primary lead division made significant changes to operations in 2005. The lead grade of ore mined was lowered while the tonnage processed increased. These changes were made in an effort to optimize the return on Doe Run’s ore reserves. Doe Run continued to sell a substantial portion of the lead concentrates produced from its mines into the open market.

The Company continues to have substantial cash requirements in the future, including maturities in 2006 of $8,000 for the Term Note, cash interest payments on Bonds of $25,729 and revolving credit facilities (See Note 8: Debt), and also significant capital requirements under environmental commitments (See Note 19: Asset Retirement and Environmental Obligation). In addition, there are substantial contingencies related to taxes (See Note 13: Income Taxes) and litigation (See Note 20: Litigation).

Net unused availability at October 31, 2005 and 2004 under the Doe Run Revolving Credit Facility was $22,138 and $22,506, respectively. Net unused availability at October 31, 2005 and 2004 under the Doe Run Peru Revolving Credit Facility was approximately $200 and $60, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run were $23,486 and $20,318, respectively, at October 31, 2005 and 2004 and at Doe Run Peru were $14,569 and $6,905, respectively, at October 31, 2005 and 2004. Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations.

The Doe Run Revolving Credit Facility expires on August 29, 2008. The Doe Run Peru Revolving Credit Facility expires in the fourth quarter of 2006, and will require renegotiation to extend their terms. There can be no assurance that the Company will be successful, or if it is successful, that the renewal would be at terms that are favorable to the Company. The maturity date of the Term Note has been extended to June 16, 2006 with an amended repayment schedule.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility. A default under the requirements of the Doe Run Peru Revolving Credit Facility results in a defaults under the Doe Run Credit Facility and the Indenture governing the Bonds.

Current Status

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Doe Run Peru has significant capital requirements under environmental commitments, which, if not met, could result in defaults of the Company’s credit agreements; has substantial contingencies related to tax; and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and the continuing increases seen in the first quarter of fiscal year 2006, the potential revenues and cash flow enhancements from the new ferrite project in Peru and the anticipated approval of the application to extend the PAMA requirement for the construction of the sulfuric acid plant, will enable the Company to continue as a going concern through October 31, 2006. However, there can be no assurance that these actions will achieve the desired results.

(3) Related Party Transactions

Doe Run has a management consulting agreement with Renco. Under the agreement, Renco provides Doe Run with management services for an annual fee. The agreement is automatically renewed every three years unless either party gives six months prior notice, with the current term ending October 31, 2006. Fees expensed under this agreement were $2,400 in each of the years ended October 31, 2005, 2004 and 2003. Fees outstanding and unpaid were $8,700 and $7,600 at October 31, 2005 and 2004, respectively. The indenture for the 11.75% notes limits the payment of fees to $1,200 per year unless defined earnings before interest, taxes, depreciation and amortization for the Company, less that for Doe Run Peru, exceeds $35,000, in which case an additional $1,200 is allowed. No additional management fees were permitted to be paid to Renco for 2004 under this provision of the 11.75% notes. For 2005 the aforementioned defined earnings were exceeded, therefore the additional $1,200 of management fees were paid during 2006. See Note 8 for a description of the Company’s debt.

Renco held 2,849 and 2,533 shares of Doe Run’s Series A Redeemable Preferred Stock at October 31, 2005 and October 31, 2004, respectively. See Note 9 for more information.

On October 29, 2002, Renco signed a Junior Participation Agreement with the lender under the Doe Run Revolving Credit Facility to provide credit support for supplemental loans to Doe Run. No supplemental loans have been made and on October 14, 2005 this agreement was terminated.

At October 31, 2005 and 2004, Doe Run owed $8,000 and $15,500, respectively, on the Term Note due to Renco pursuant to a credit facility. See further discussion in Note 8.

On October 29, 2002, Doe Run and Renco signed a tax sharing agreement. See Note 13 for further discussion. The amounts paid under this agreement were $534 and $0 during the years ended October 31, 2005 and 2004, respectively, and was paid in the form of dividends. The amount due under this agreement was $384 and $0, respectively for the years ending October 31, 2005 or 2004.

At times, to obtain the advantages of volume, Renco purchased certain insurance policies for a number of its subsidiaries, including the Company. The actual cost of such policies, without markup, is reimbursed by the covered subsidiaries. For the years ended October 31, 2005, 2004 and 2003, the Company made payments to Renco of approximately $66, $35 and $23, respectively, under the Renco insurance program.

(4) Inventories

Inventories consist of the following:

	October 31,
	2005	2004

Finished metals and concentrates	$18,461	$16,646
Metals and concentrates in process	55,681	58,664
Materials, supplies and repair parts	31,492	27,999

	$105,634	$103,309

Materials, supplies and repair parts are stated net of reserves for obsolescence of $5,389 and $5,146 at October 31, 2005 and 2004, respectively.

The FIFO cost of inventories valued under the LIFO cost method were approximately $139,220 and $113,092 at October 31, 2005 and 2004, respectively. If the FIFO cost method had been used to determine cost, inventories would have been approximately $61,274 and $38,289 higher at October 31, 2005 and 2004, respectively.

As a result of reducing certain inventory quantities valued on the LIFO basis in 2005, 2004, and 2003, inventory costs prevailing in previous years were charged to cost of sales. The Company calculates the effect of LIFO liquidations on results of operations based on the current cost method. The effect of such liquidations on the results of operations were increases to net income of approximately $1,780 and $1,900 for the years ended October 31, 2005 and 2004, respectively. The impact was not significant in 2003.

In 2004, the Company changed its methodology of calculating the remaining effect of adjustments to “lower of cost or market” on inventory costed on a LIFO basis in years after the initial year the adjustment to market was recorded. . Inventory at October 31, 2005 and 2004 would have been $851 and $855, respectively, lower under the method used prior to 2004.

(5) Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	October 31,
	2005	2004

Land	$13,164	$12,689
Buildings and improvements	92,587	84,886
Machinery and equipment	302,112	297,615
Mineral interests	31,313	31,313
Construction in progress	76,766	42,574
	515,942	469,077
Less accumulated depreciation and depletion	262,679	239,437

Property, plant and equipment, net	$253,263	$229,640

Depreciation and depletion expense are as follows:

	Year Ended October 31,
	2005	2004	2003

Depreciation	$22,873	$23,795	$28,285
Depletion	$1,297	$1,527	$2,122

The net book value of the Company’s mineral interests was $9,632 and $10,929 at October 31, 2005 and 2004, respectively.

 Changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional increase (decrease) to plant, property and equipment of ($537), ($1,547) and ($691) for the years ended October 31, 2005, 2004 and 2003, respectively. See additional disclosures related to SFAS No. 143 in Note 19.

Losses from impairment or retirement of long-lived assets for the years ended October 31, 2005, 2004 and 2003 included $2,881, $3,588 and $1,255, respectively, relating to residential properties purchased under a residential property purchase plan in Herculaneum, Missouri, where one of the Company’s primary smelters is located. See further discussion of the residential property purchase plan in Note 19.

Rental expense applicable to minimum rentals under operating leases was $10,707, $8,063 and $7,725 for the years ended October 31, 2005, 2004 and 2003, respectively. Contingent rental payments, based primarily on equipment usage, were $0, $796 and $666 for the years ended October 31, 2005, 2004 and 2003, respectively. Other various rental expense amounted to $3,095, $2,483 and $1,080 for the years ended October 31, 2005, 2004 and 2003, respectively.

The Company’s operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:

Fiscal year ending October 31:
2006	$8,068
2007	4,793
2008	3,046
2009	2,100
2010	1,849
Thereafter	10,900
$30,756

(6) Valuation and Qualifying Accounts

	Year Ended October 31,
	2005	2004	2003
Allowance for doubtful accounts
Balance at beginning of year	$1,576	$1,479	$1,160
Amounts charged to costs and expenses	265	144	458
Deductions – write-offs against allowance	(898)	(47)	(139)

Balance at end of year	$943	$1,576	$1,479
Allowance for inventory obsolescence
Balance at beginning of year	$5,146	$4,411	$5,157
Amounts charged to costs and expenses	1,319	1,254	905
Deductions – write-offs against allowance	(1,076)	(519)	(1,651)

Balance at end of year	$5,389	$5,146	$4,411

Accrual for major maintenance
Balance at beginning of year	$1,648	$2,155	$3,061
Amounts charged to costs and expenses	575	317	477
Deductions – write-offs against allowance	(1,117)	(824)	(1,383)

Balance at end of year	$1,106	$1,648	$2,155

(7) Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
	2005	2004

Payroll, related taxes and employee benefits	$26,490	$23,531
Accrued pension benefit liability (see Note 14)	10,083	9,025
Fair value of derivatives	2,001	8,976
Reclamation and environmental (see Note 19)	10,496	5,444
Other	37,990	36,902

	$87,060	$83,878

(8) Debt

Long-term debt consists of the following:

	October 31,
	2005	2004
Revolving credit facilities	$81,197	$71,201
11.75% secured notes due November 1, 2008 (face amount of $218,967 at October 31, 2005 and 2004)	297,295	323,139
11.25% unsecured senior notes due March 15, 2005	—	5,750
11.25% secured senior notes due March 15, 2005, less unamortized discount of $12 at October 31, 2004.	—	1,738
Term note, due June 16, 2006	8,000	15,500
Capital lease obligations	21	—
	386,513	417,328
Less current maturities	114,947	96,767

Long-term debt, less current maturities	$271,566	$320,561

The Company has available two revolving credit facilities. The first facility, the Doe Run Revolving Credit Facility, allows Doe Run and certain U.S. subsidiaries to borrow up to $75,000 and expires August 29, 2008. The availability of loans under the Doe Run Revolving Credit Facility is limited to a percentage of eligible U.S. accounts receivable and inventories, less any outstanding loans and letters of credit. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 0.75% per annum for an effective rate of 7.50% at October 31, 2005 and requires an unused line fee equal to 0.25% on the amount by which the maximum credit of $75,000 exceeds the average daily balance of outstanding loans and letters of credit. All cash received by Doe Run’s domestic operations is transferred by wire daily to the financial institution to pay down the outstanding loan balance, if any. Revolving loans outstanding under this facility were $41,397 and $31,801 at October 31, 2005 and 2004, respectively. Actual availability was $22,138 and

$22,506 at October 31, 2005 and 2004, respectively. Because the agreement requires a lockbox for cash receipts and contains a subjective acceleration clause, loans under this agreement are classified as current in the balance sheet.

On October 14, 2005, Doe Run entered into an amendment of Doe Run’s Revolving Credit Facility. The amendment extended the maturity date to August 29, 2008, removed the net worth measurement the Company was required to maintain, and included an option for Libor rate loans.

The second facility, the Doe Run Peru Revolving Credit Facility, allows Doe Run Peru to borrow up to $40,000 for working capital,, with a limit on letters of credit of $5,000 and expires on November 23, 2005 . The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum for an effective rate of 7.59% at October 31, 2005. An unused line fee of 0.375% per annum on the average unused portion of the line is payable quarterly, in arrears. The Doe Run Peru Revolving Credit Facility is secured by accounts receivable and inventories. Availability of loans under the Doe Run Peru Revolving Credit Facility is limited to a percentage of Doe Run Peru’s eligible accounts receivable and inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under this facility were $39,800 and $39,400 at October 31, 2005 and 2004, respectively. The availability was approximately $200 and $60 at October 31, 2005 and 2004 respectively.

On November 22, 2005 Doe Run Peru entered into an amendment of its revolving credit facility which extended the maturity date of the Doe Run Peru Revolving Credit Facility to December 15, 2005.

On December 15, 2005, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment extended the maturity date to June 23, 2006 with certain conditions precedent, that if met would extend the maturity date to September 23, 2006. The conditions precedent are, that the PAMA extension be approved, that Doe Run Peru diligently seek financing to replace the existing credit line and that Doe Run Peru obtain the letter of guarantee required by the Peruvian government if the PAMA extension is approved. The amendment also changed the interest rates to LIBOR (1-month, 2-month or 3-month rate, depending on the term of the loan) plus 3.5%, 3.75% and 4.25%, respectively, per annum. The amendment also allows Doe Run Peru additional indebtedness, and the ability to create a trust account to administer the receipts and disbursements related to the PAMA project.

On October 29, 2002, Doe Run consummated a consensual restructuring (the Restructuring) of most of its previously outstanding notes (Old Notes) by exchanging Old Notes with a principal amount of $294,840, plus unpaid accrued interest of $37,473, for stock warrants (Warrants) exercisable for an aggregate of approximately 39% of the fully diluted common stock of Doe Run and new 11.75% notes with a principal amount of $175,832. In connection with the completion of the exchange offer, Doe Run borrowed $15,500 under the Term Note and received $20,000 from the sale of redeemable preferred stock to Renco, and used the proceeds from these transactions to pay down the balance on the Doe Run Revolving Credit Facility, pay certain fees related to the transaction and pay interest due and unpaid, plus penalties, on the outstanding notes that were not exchanged.

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

The effect of this accounting treatment is that substantially less interest expense will be recognized related to the 11.75% notes during their term because the majority of the interest payments are reflected in the carrying amount of the 11.75% notes. In addition, Statement No. 15 required that all costs of restructuring be expensed when incurred. Because contingent amounts payable are assumed payable in the application of Statement No. 15, a gain may result in future periods if contingent amounts payable are not paid. In conjunction with the Restructuring, the Company recognized a gain of $9,233 in the year ended October 31, 2005 and a loss of $550 the year ended October 31, 2003, representing the costs of restructuring.

The face amount of the 11.75% notes, plus accrued interest, was $218,967 at October 31, 2005. Interest on the 11.75% notes is paid semi-annually in arrears on April 15 and October 15, except that on each payment date occurring on or prior to October 15, 2005, Doe Run, at its option, could have paid interest by either a) a cash payment of accrued interest at an annual rate of 3% and issuance of additional notes with a principal amount equal to interest accrued since the last payment date at a rate of 11.5% or b) a cash payment of accrued interest at an annual rate of 8.5%. During 2005 interest was paid in cash at a rate of 8.5%. During 2004 and 2003, interest was paid in cash at the 3% rate and additional notes totaling $23,165 and $19,971 were issued during the years ended October 31, 2004 and 2003, respectively. Doe Run may redeem the notes prior to maturity at a premium dependent on the date of redemption. Renco has the right, at any time, to purchase all or part of the then outstanding notes at a price equal to the price (including accrued interest) that Doe Run would have to pay to redeem such notes at that time. The 11.75% notes are guaranteed by certain subsidiaries of Doe Run.

The 11.25% unsecured senior notes (the Unsecured Notes) and 11.25% senior secured notes (the Secured Notes) were paid at the maturity date of March 15, 2005.

The Term Note is held by Renco, pursuant to a credit facility (Senior Credit Facility). The Senior Credit Facility allows for loans and letters of credit up to $35,500, as agreed to by Doe Run and the lender. Interest is paid monthly at the rate of 11.25% per annum. In addition, an annual anniversary fee of $75 is payable on each anniversary prior to the maturity date and at maturity.

There were two amendments to the Term Note since October 31, 2004, with the most recent “Fourth Amendment” dated January 17, 2006. The Fourth Amendment extended the maturity date to June 16, 2006, reaffirmed the waiver of a default and amended the repayment schedule. The loan matures on June 16, 2006 but requires minumum aggregate principal payments of $2,000 by February 13, 2006, $4,000 by March 13, 2006 and $6,000 by May 12, 2006, with earlier payments required if the cash availability exceeds prescribed limits before such dates. As a result of excess cash availablilty, in February, 2006 the Company paid $6 million in aggregate principle payments.

In 2002, Doe Run tendered a deposit made in 1998 (the Special Term Deposit) as payment of a loan made to Doe Run Peru by a foreign bank, and, in return, Doe Run Peru delivered an intercompany note to Doe Run in an equivalent amount, plus accrued and unpaid interest, for an aggregate balance of $139,063. This intercompany note does not bear interest during the term of the Doe Run Peru Revolving Credit Facility. Obligations under the intercompany note are subordinate to Doe Run Peru’s obligations under its revolving credit facility.

The aggregate estimated amounts of long-term debt maturing after October 31, 2005 are as follows:

Fiscal year ending October 31:
2006	$114,947
2007	25,735
2008	26,870
2009	218,967

$386,519

Included in the long-term debt maturities is a portion of the interest payments due on the 11.75% notes that under Statement No. 15 was included in the carrying amount of the 11.75% notes. Interest of $25,729, $25,729 and $26,870 is included in the maturities of long-term debt for the fiscal years ending October 31, 2006, 2007, and 2008, respectively.

The Doe Run Revolving Credit Facility is secured by substantially all of the accounts receivable and inventory relating to the Company’s U.S. operations. The Doe Run Peru Revolving Credit Facility is secured by the accounts receivable and inventory of Doe Run Peru. The lender of the Term Note has a second priority security interest in the accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility and a first priority security interest in the remainder of the Company’s assets of its U.S. operations. The 11.75% notes have a second priority interest in substantially all of the assets related to U.S. operations, except for accounts receivable and inventory pledged under the Doe Run Revolving Credit Facility, for which they have a third priority interest.

At October 31, 2005, the Company’s various debt agreements contained certain requirements with respect to net worth, working capital, earnings before interest, taxes, depreciation, depletion and amortization (EBITDA), and fixed charge coverage ratios. These agreements also place limitations on domestic and foreign capital expenditures, dividend payments and other outside borrowings. The Doe Run Peru Revolving Credit Facility limits Doe Run Peru’s ability to make distributions to Doe Run in excess of management fees of $4,000 per year unless certain cash flow tests are met. The Company was in compliance with its covenants as of October 31, 2005, with the exception of the delivery of audited financials and other reporting requirements for the year ended October 31, 2005 by January 29, 2006 under the Doe Run Revolving Credit Faclility and the Term Note. Waivers for these reporting defaults were received on March 17, 2006 and March 16, 2006, respectively.

 (9) Redeemable Preferred Stock

The Company has 2,849 outstanding shares of Series A Redeemable Preferred Stock (Redeemable Preferred Stock). The Redeemable Preferred Stock is redeemable by the holder of the shares only after May 1, 2009. The shares have a par value of $1,000 per share and a liquidation and redemption value of $10,000 per share. There were no accrued or unpaid dividends at October 31, 2005 or 2004. Dividends of 12.5% of the liquidation value per share per annum accrue and are payable only in kind as long as obligations under the Senior Credit Facility or Warrants remain outstanding. Because the Company has an accumulated deficit, dividends are recorded as a reduction to additional paid-in capital until depleted, after which they will be accumulated in a contra-equity account called preferred stock dividends. Of the 2,849 outstanding shares of Redeemable Preferred Stock, 2,000 were issued to Renco for $20,000 on October 29, 2002 in conjunction with the Restructuring referred to in Note 8. An additional number of shares in the amount of 316, 282 and 251 shares were issued to Renco on October 31, 2005,2004 and 2003, respectively, as payment of the aforementioned dividends.

The Redeemable Preferred Stock’s dividend rights and liquidation preference rank prior and in preference to the Company’s common stock. The holder of the Redeemable Preferred Stock has voting rights with respect to matters of mergers, issuance of debt or equity securities, stock transactions and reorganization.

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

The Warrants are also subject to a call and a put feature. Either Doe Run or Renco may, at any time, call all (but not less than all) of the Warrants and any outstanding shares of stock issued upon exercise thereof at a price equal to the greater of $10,000 or the appraised fair market value of the Warrants, provided that in the event that this call option is exercised by Doe Run or Renco during the first 48 months after the Warrants are issued, Doe Run or Renco will be required to, at the same time, redeem the 11.75% notes at the applicable redemption prices. After October 29, 2005 holders of the Warrants may , require Doe Run or Renco to repurchase all (but not less than all) of the Warrants at a price equal to the appraised fair market value of the stock the Warrant holders would receive if exercised. If this option is exercised by the Warrant holders, Doe Run may, under certain circumstances, defer the payment of the purchase price to the warrant holders. Such a deferral of the purchase price would require interest to accrue on any unpaid amounts and, upon the third anniversary of the exercise of the put option with such purchase price still unpaid, the warrants holders will have the right to cause the Doe Run’s stockholders to elect a special director to serve on Doe Run’s Board of Directors for the remainder of the period such purchase price remains unpaid.

On the Expiration Date, the Company must purchase all outstanding warrants or shares issued pursuant to an exercise or conversion of the warrants. With the Company’s permission, Renco may honor the purchase.

Management engaged a nationally recognized valuation firm to calculate the fair value of the Warrants. Management estimates that the fair value of the Warrants based on the valuation was $639 at each of the fiscal years ended October 31, 2005, 2004 and 2003, and this value is reflected in other noncurrent liabilities. Any changes in the fair market value of the Warrants will be recorded in the Company’s results of operations as interest expense.

(11) Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consist of the following:

	October 31,
	2005	2004

Minimum pension liability (see Note 14)	$41,507	$41,902
Unrealized loss on available-for-sale investments	—	37
Unrealized (gain) loss on derivative financial instruments (see Note 18)	—	97

Accumulated other comprehensive losses	$41,507	$42,036

(12) Fair Value of Financial Instruments

At October 31, 2005 and 2004, the fair values of the Company’s financial instruments, except for long-term debt, were not materially different from their carrying amounts. The fair value of the Company’s long-term debt was approximately $266,586 and $282,513 at October 31, 2005 and 2004, respectively. The fair values of the Company’s long-term debt were based on the estimates of incremental borrowing rates for similar types of borrowing arrangements or dealer quotes.

(13) Income Taxes

Renco has elected for the Company to be treated as a QSSS for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company’s foreign subsidiaries.

Doe Run is subject to a tax sharing agreement with Renco, effective October 29, 2002. Pursuant to the agreement, Doe Run is required to make quarterly payments to Renco based on a pro forma U.S. federal and state income tax liability, assuming that the Company is not and never was a subsidiary of Renco (subject to certain limitations), and amounts reasonably determined by Renco to cover tax liabilities of current or prior years not reflected in the Company’s pro forma tax calculations. The pro forma income tax liabilities will assume that Doe Run became a C corporation under the Internal Revenue Code of 1986 (the Code) on the day after the Restructuring and will include no income attributable to any cancellation of indebtedness prior to the Restructuring or any effect of such cancellation on the basis of the assets of the Company. See Note 3 for further information.

Doe Run Cayman is subject to the regulations of the Cayman Islands, which currently have no corporate income or capital gains tax. Doe Run Cayman’s subsidiaries located in Peru are subject to Peruvian taxation. The statutory income tax rate in Peru is 30%. Doe Run Peru has obtained a ten-year tax stabilization agreement with the Peruvian government, which provides for Peruvian taxation based on tax statutes and regulations prevailing on November 6, 1997, beginning with the Peruvian tax year ending on December 31, 1997 through December 31, 2006.

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

The last accepted modification of the current contract requires Doe Run Peru to spend a total $108,442 on a specific set of projects. Included in this list of projects is a portion of the total sulfuric acid plant cost of $39,000. All expenditures for this contract must be completed by December 31, 2006. Through October 31, 2005, Doe Run Peru had invested $117,315 on projects within the projects list of this contract. Even though the total spending has been exceeded, specific projects expenditures on the list have not been accomplished. As of October 31, 2005 only $4,600 of the $39,000 has been spent on a new sulfuric acid plant. Under the current agreement the remaining $34,400 must be spent by December 31, 2006.

On August 23, 2005, Doe Run Peru filed for a modification to the contract, to reduce the total investment commitment to $102,342. This modification included addition of some projects and reduction of others. Included in the reduction was a reduction of the sulfuric acid plant project from $39,000 to $5,600. On January 19, 2006 the Energy and Mines Ministry ruled on the modification and did not approve the reduction, but did approve certain new projects expenditures. As a result of the January 19, 2006 ruling, the overall commitment under the modification is now $133,542 which still includes a sulfuric acid plant commitment of $39,000. On February 9, 2006, Doe Run Peru filed before the Mining Council of the Mining Ministry an appeal against this ruling. Doe Run Peru is expecting reductions, one of which reduction is the sulfuric acid plant investment to $5,600. With these changes the total investment amount to meet the contract will be reduced to $95,642, with remaining specific project investments required by December 31, 2006 of $17,000.

As a result of the Company’s status as a QSSS, the Company was not subject to U.S. federal income taxation for the years ended October 31, 2005, 2004 and 2003, and recognized no state or U.S. federal income tax expense during that period. For the year ended October 31, 2004 certain technical services that Doe Run provided under an agreement with Doe Run Peru were taxed at 30% under a law passed in Peru in December 2003. Taxes of $2,146 were paid in the third quarter of 2004. Offsetting this tax was the reversal of a U.S. federal income tax liability related to years that are closed to audit of $2,807. Doe Run Peru had no foreign income tax expense for the years ended October 31, 2005 and 2004 due to tax loss carryforwards and an increase in the valuation allowance against deferred tax assets, as discussed below.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2005	2004
Deferred tax assets:
Trade accounts receivable	$787	$—
Inventories	12,378	7,865
Property, plant and equipment	9,721	6,565
Accrued liabilities	2,479	2,488
Tax loss carryforwards	14,178	27,344
Other noncurrent assets and liabilities	1,038	1,035
	40,581	45,297
Less valuation allowance	(29,034)	(38,720)
Total deferred tax assets	11,547	6,577

Deferred tax liabilities:
Property, plant and equipment	(11,547)	(6,577)
Total deferred tax liabilities	(11,547)	(6,577)
Net deferred tax assets	$—	$—

The deferred tax balances as of October 31, 2005 and 2004 relate solely to the Company’s Peruvian subsidiaries. The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

The net operating loss carryforwards in Peru may be offset against the taxable income that the Company obtains up to December 31, 2007, inclusively.

Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets such that a valuation allowance is required. The valuation allowance decreased $9,686 and $1,287 for the years ended October 31, 2005 and 2004, respectively, and increased $5,473 in the year ended October 31, 2003.

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessed amount consisting of additional income taxes due, penalties and interest as of October 31, 2005 totals approximately $109,030. The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $30,300. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,200 for calendar years 1998 through 2005

Doe Run Peru has also received Value-Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43,489. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued use of the holding certificates for exports in June 2004. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20,166 in regard to its exports with holding certificates.

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

On April 11, 2005, the Company’s Board of Directors adopted changes to the Company’s defined benefit plans. Effective July 1, 2005, no new employees are eligible to participate in the plans and participants’ benefit accruals have been frozen. A curtailment loss of $690 was reflected in operating expenses for the year ended October 31, 2005.

The Company uses a measurement date of October 31 for its pension benefit plans.

Net periodic pension expense is comprised of the following:

	Year ended October 31,
	2005	2004	2003

Service cost	$1,764	$2,122	$1,952
Interest cost on projected benefit obligation	6,530	6,450	5,742
Expected return on assets	(5,786)	(4,660)	(4,344)
Net amortization and deferral of unrecognized net losses	4,099	3,420	1,605
Curtailment loss	690	—	—

Net periodic pension expense	$7,297	$7,332	$4,955

The following assumptions were used in the determination of net periodic pension expense:

	Year ended October 31,
	2005	2004	2003

Discount rates	5.75%	6.25%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.50%	8.50%	9.00%

The expected return on assets assumption for fiscal 2005 was 8.50% and will continue to remain at 8.50% for fiscal 2006. The expected long-term rate of return on plan assets is based on the historical and projected rates of return for the asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience, future expectations of the returns and the volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, with adjustments for the historical and expected future experience of active portfolio management results compared to benchmark returns and for the effect of expenses paid from plan assets.

The following table sets forth the funded status of the Company’s defined benefit plan:

	October 31,
	2005	2004
Change in benefit obligation:
Beginning of year	$112,753	$102,298
Service cost	1,764	2,122
Interest cost	6,530	6,450
Actuarial loss	6,798	7,804
Curtailments	(8,849)	—
Benefits paid	(6,273)	(5,921)
End of year (1)	$112,723	$112,753

(1) Includes accumulated benefit obligation related to the SERP plan of $5,244 and $4,149, respectively.

The following assumptions were used to determine benefit:

	2005	2004
Obligations, at the end of the year
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	3.00%

Change in plan assets:
Beginning of year at fair value	$66,380	$54,849
Actual return on plan assets	5,334	4,449
Employer contributions	9,040	13,003
Benefits paid	(6,274)	(5,921)
End of year at fair value	$74,480	$66,380

The target allocation for 2006, by asset category and the asset allocation for Doe Run’s U.S. pension plan at October 31, 2005 and 2004 follows.

	Percentage of Plan Assets at October 31,
	Target Allocation	2005	2004
Asset Category:
Equity securities	60.0%	59.9%	59.1%
Fixed income	40.0%	37.0%	38.3%
Cash equivalents	0.0%	3.1%	2.6%
Total	100.0%	100.0%	100.0%

Pension plan assets are managed in accordance with the Employees Retirement Income Securities Act of 1974 (ERISA) and its fiduciary standards, including the “prudent investor” guidelines. The Plan’s investment strategy supports the objectives of the fund, which are to promote stability and, to the extent appropriate, growth in the funded status. Investments are diversified across asset classes, sectors and manager styles to minimize the risk of large losses. The Company delegates investment management to specialists in each asset class and, where appropriate, provides the investment manager with specific guidelines, which include allowable and/or prohibited investment types. The Company monitors manager performance and compliance with the established investment guidelines.

	October 31,
	2005	2004
Reconciliation of funded status:
Projected benefit obligation in excess of plan assets	$(38,243)	$(46,373)
Unamortized net transition asset (liability)	(136)	427
Unrecognized actuarial loss	41,644	47,353
Unrecognized prior service cost	—	116
Net amount recognized	$3,265	$1,523

Amounts recognized in the balance sheet:
Intangible asset	$—	$938
Accrued benefit liability – current	(10,082)	(9,025)
Accrued benefit liability – noncurrent	(28,160)	(32,292)
Accumulated other comprehensive income	41,507	41,902
Net asset (liability) at end of year	$3,265	$1,523

Information regarding the expected cash flows for the pension plans is as follows:

Pension Benefits
Employer Contributions
2006 (expected)	$10,082
Expected Benefit Payments
2006	$6,600
2007	$6,700
2008	$6,900
2009	$7,000
2010	$7,300
2011-2015	$38,500

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

In such an event, statutory liens would arise in favor of the Pension Benefit Guaranty Corporation (the PBGC) upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval to terminate the plan (a PBGC Termination) and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC Termination occurs, and the PBGC requires that the Company satisfy such pension plan obligations, such requirements could have a materially adverse effect on the Company’s financial condition and liquidity. Obligations under the controlled group have not been determined.

On February 3, 2006, the PBGC notified another member of the controlled group of its intention to seek a PBGC Termination of that member’s plan. On the same day, the PBGC filed a complaint in the US District Court seeking to terminate the plan as of February 3, 2006 and for the appointment of the PBGC as the plan’s Trustee under ERISA. An agreement in principal has been reached whereby sponsorship of the member's plan would be transferred to Renco and upon the agreement being finalized, the PBGC would withdraw its complaint and PBGC Termination. In any event, Renco has assured the Company that these actions will not have an impact on the Company’s financial condition.

Postretirement Benefit Plans

The Company sponsors three postretirement medical plans for its U.S. employees. Two of these plans are self-insured plans. The plans generally cover medical expenses subject to deductibles, copayments and limits on specified coverage. For persons retired on or before January 1, 1992, the retiree’s contribution to the cost of these plans varies primarily based upon the date of retirement and the respective plan. The Company’s contribution to the cost of coverage of employees retiring after that date decreased gradually, until 1997, when retirees began to pay 100% of the cost of coverage. The Company maintains stop-loss insurance for claims exceeding $175 per person under the age of 65 in any calendar year for those plans that are self-insured. The Company also sponsors a life-insurance plan for its U.S. employees who become eligible for this benefit after retirement and reaching age 55. The benefit upon retirement is based on final salary, but gradually decreases to $6 in the fifth year after retirement and remains at that level thereafter.

The Company uses a measurement date of October 31 for its postretirement benefit plans.

Net periodic postretirement benefit cost includes the following components:

	Year ended October 31,
	2005	2004	2003
Service cost	$81	$87	$48
Interest cost	509	571	619
Amortization of gains	(127)	(153)	(164)
Amortization of unrecognized prior service cost	19	19	19

Net periodic postretirement benefit cost	$482	$524	$522

The following assumptions were used in the determination of net periodic postretirement benefit cost:

	Year ended October 31,
	2005	2004	2003
Discount rates	5.75%	6.25%	7.00%

The postretirement benefit plans are unfunded. The following illustrates the Company’s postretirement benefit obligation:

	October 31,
	2005	2004
Change in benefit obligation:
Beginning of year	$9,186	$9,549
Service cost	81	87
Interest cost	509	571
Actuarial loss	1,721	232
Benefits paid	(937)	(1,253)
End of year	$10,560	$9,186

The following assumptions were used to determine benefit obligations at:

	October 31,
	2005	2004
Discount rate	5.75%	5.75%
Trend rate	9.00%	9.00%

	October 31,
	2005	2004
Reconciliation of funded status:
Projected benefit obligation in excess of plan assets	$(10,560)	$(9,186)
Unrecognized prior service cost	136	155
Unrecognized actuarial gain	(954)	(2,803)
Accrued postretirement benefit cost	$(11,378)	$(11,834)

Current portion	$(1,200)	$(1,300)
Noncurrent portion	$(10,178)	$(10,534)

Information regarding the expected cash flows for the other postretirement benefit plans is as follows:

Postretirement Benefits
Employer Contributions
2006 (expected)	$1,200
Expected Benefit Payments
2006	$1,200
2007	$1,200
2008	$1,000
2009	$1,000
2010	$900
2011-2015	$3,800

The following table provides information regarding the assumed health care cost trend rates at October 31:

	October 31,
	2005	2004
Health care cost trend rate	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Effect of 1% Increase	Effect of 1% Decrease
Accumulated postretirement benefit obligation	$474	$(437)
Net periodic postretirement benefit cost	$27	$(25)

Defined Contribution Plans and Profit Sharing Program

The Company sponsors a 401(k) plan that covers substantially all U.S. employees. Participants can contribute up to 50% of compensation on a before-tax basis subject to certain restrictions. Effective July 1, 2005, the Company’s 401(k) plan was amended to change the definition of eligible compensation and change the Company’s mandatory match from 25% of the first 6% of a participant’s before-tax contribution to 50% of the first 5% of a participant’s before-tax contribution. In addition, the amendment provides for a fixed 1% profit sharing contribution. The Company may make additional contributions at management’s discretion. The Company’s expense representing its matching contribution was $1,085, $527 and $535 for the years ended October 31, 2005, 2004 and 2003, respectively. Plan assets consist primarily of investments in common stock and debt securities.

The Company has a profit sharing program, which covers substantially all U.S. employees. The program provides for a distribution to employees equal to 15% of U.S. income, subject to certain adjustments. The first $1.5 million of profit sharing is made as a contribution to the 401(k) plan, with the remaining amount distributed to employees in cash payments. The Company had expense of approximately $993 and $400 under this program for the years ended October 31, 2005 and 2004, respectively, and no expense for the year ended October 31, 2003 as a result of losses before income tax expense in the U.S. The Company made cash payments of $211 in December 2005 to employees under the profit sharing plan agreement with the remaining $782 to be paid to the employee’s 401(k) plan in 2006.

Net Worth Appreciation Agreements

Certain employees are parties to net worth agreements with Doe Run, pursuant to which, upon termination of each person’s employment with Doe Run, they are entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined in such agreement, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person’s employment, and at three month intervals thereafter. The net worth appreciation agreements also provide that, in the event of payment of certain dividends or a sale of the Company, the active participants will be entitled to receive a percentage of such dividends or the net proceeds of the sale equal to their maximum percentages under the agreements.

On July 1, 2005, the Company’s Board of Directors adopted changes to the Company’s net worth appreciation agreements, primarily consisting of changes to the base dates as defined in the agreements. In accordance with these changes, the Company recorded $874, $0, and $0, in expense during the years ended October 31, 2005, 2004 and 2003, respectively.

Foreign Plans

Doe Run Peru is required to make semi-annual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company’s expenses related to severance indemnity benefits were $3,523, $3,428 and $3,974 for the years ended October 31, 2005, 2004 and 2003, respectively.

In accordance with government regulations in Peru, employees are entitled to receive 8% of Doe Run Peru’s taxable income, 50% of which is distributed to employees based on the number of days worked and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training the workers. The Company had no expense relating to workers’ profit sharing payments for the years ended October 31, 2005, 2004 and 2003 due to tax loss or offset of taxable income by tax loss carryforwards. See Note 13 for further discussion.

(15) Business and Credit Concentrations

Metal prices fluctuate and are affected by numerous factors beyond the Company’s control, including expectations for inflation, speculative activities, the relative exchange rate of the U.S. dollar, global and regional demand and production, political and economic conditions and production costs in major producing regions. The aggregate effect of these factors makes it impossible for the Company to predict metal prices. Fluctuations in metal prices can have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

For the years ended October 31, 2005, 2004 and 2003, approximately 50%, 58% and 64%, respectively, of the Company’s U.S. operations’ revenues from unaffiliated customers were from U.S. battery manufacturers (primarily automotive) or their suppliers. At October 31, 2005 and 2004, the accounts receivable balances related to these U.S. battery manufacturers were $36,771 and $26,708, respectively.

No single customer accounted for greater than 10% of consolidated revenues for the years ended October 31, 2005, 2004 and 2003.

(16) Segment Information

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies, except that the primary lead, secondary lead and fabricated products segments value finished metals and concentrates, work in process and raw materials inventories at FIFO cost. Certain functions are performed at the Company’s corporate office for the primary lead and secondary lead segments, such as sales and billing, as well as the general administration of the Company. Related accounts receivable and corporate overhead expenses are not allocated to operating segments.

Operating Segments – Revenues

	Year Ended October 31,
	2005	2004	2003
Revenues from external customers:
Doe Run Peru	$641,252	$564,189	$436,273
Primary lead	268,678	221,613	164,324
Recycling operation	84,945	76,979	67,453
Fabricated products	14,203	12,658	14,866
Total	1,009,078	875,439	682,916
Revenues from other operating segments: (1)
Doe Run Peru	9,588	2,996	707
Primary lead	1,500	1,425	1,035
Recycling operation	275	327	655
Total	11,363	4,748	2,397
Total reportable segments	1,020,441	880,187	685,313
Metal sales not attributed to operating segments	29,502	4,257	911
Realized gains (losses) on derivative contracts	(9,140)	(11,626)	1,609
Other revenues (expenses)	—	(2)	(54)
Intersegment eliminations	(11,363)	(4,748)	(2,397)
Total revenues	$1,029,440	$868,068	$685,382

(1)          Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

Revenues by Country (2)

	Year Ended October 31,
	2005	2004	2003

United States	$552,182	$383,489	$397,776
Brazil	92,989	79,355	56,994
Peru	72,859	69,058	39,655
Taiwan	54,065	44,669	15,013
Japan	46,329	99,821	57,034
China	41,472	24,408	—
Other	169,544	167,268	118,910
Total revenues	$1,029,440	$868,068	$685,382

(2)          Revenues are attributed to countries based on destination of shipments.

The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation and amortization (EBITDA), as adjusted to exclude losses from impairment and disposal of long-lived assets and Doe Run Peru’s expenses related to hedging and agency fees under an agreement with Doe Run (Adjusted EBITDA). Consolidated Adjusted EBITDA also excludes accretion expense under SFAS No. 143.

Operating Segments –Adjusted EBITDA (Earnings before interest, taxes, depletion, depreciation, accretion and amortization)

	Year Ended October 31,
	2005	2004	2003

Primary lead	$69,420	$55,397	$12,281
Doe Run Peru	32,005	22,528	3,798
Recycling operation	14,784	15,857	12,413
Fabricated products	2,199	1,452	731
Total reportable segments	118,408	95,234	29,223
Realized gains (losses) on derivatives	(9,140)	(11,626)	1,609
Other revenues and (expenses)(3)	(11,080)	(13,572)	(1,835)
Corporate selling, general and administrative expenses	(27,417)	(21,594)	(15,584)
Intersegment eliminations	20	(21)	(14)
Consolidated adjusted EBITDA	70,791	48,421	13,399
Depreciation, depletion and amortization	(24,170)	(25,322)	(30,407)
Interest income	141	19	29
Interest expense	(10,010)	(13,289)	(13,270)
Unrealized gain (loss) on derivatives	4,876	(231)	(7,220)
Losses from impairment and disposal of long-lived assets	(2,978)	(3,591)	(1,409)
Asset retirement obligation accretion expense	(1,497)	(1,754)	(1,530)
Gain (Loss) on retirement/restructure of long-term debt	9,233	—	(550)
Income (loss) before income taxes and cumulative effect of change in accounting principle	$46,386	$4,253	$(40,958)

(3)          Other revenues and expenses include metal sales not attributed to operating segments, expenses not allocated to operating segments, including environmental expenses relating to historic operations of $8,220, $8,450 and $520 for the years ended October 31, 2005, 2004 and 2003, respectively; certain employee compensation expenses of $1,462, $1,353 and $0 for the years ended October 31, 2005, 2004 and 2003, respectively; and adjustments necessary to state the primary lead and recycling operation’s inventories at LIFO cost of $833, $2,569 and $1,657 for the years ended October 31, 2005, 2004 and 2003, respectively.

Operating Segments – Total Assets

	October 31,
	2005	2004

Doe Run Peru	$292,716	$251,764
Primary lead	91,517	97,745
Recycling operation	37,499	34,752
Fabricated products	4,369	4,367
Total reportable segments	426,101	388,628
Unallocated corporate assets (4)	227,255	210,731
Intersegment eliminations	(158,581)	(141,940)
Total assets	$494,775	$457,419

(4)          Unallocated corporate assets consist primarily of cash, primary lead and secondary lead segments’ accounts receivable, investments and receivables from subsidiaries, pension assets, and deferred financing costs.

(17) Commitments and Contingencies

Tolling

The Company has entered into tolling arrangements with major battery manufacturers whereby the manufacturers will deliver spent lead-acid batteries and other lead-bearing material to the Company’s recycling facility and, for a processing fee, the Company will return finished lead metal. The largest of these contracts expire in March 2007 and September 2007. The agreements cover approximately 25% (unaudited) of the Company’s anticipated combined primary and secondary lead metal production for 2006.

Sales Commitments

The Company has commitments to sell approximately 94% (unaudited) of its anticipated 2006 lead metal production and 100% (unaudited) of its lead, zinc and copper concentrates. Metal sales agreements are usually less than one year; concentrate sales agreements are typically evergreen with a one-year cancellation. Metal sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium. Concentrate sales terms are based on average quoted exchange prices less a treatment charge. Treatment charges are usually based on a world benchmark.

Letters of Credit

At October 31, 2005, the Company had outstanding irrevocable standby letters of credit totaling $5,320 in connection with the Company’s insurance and bonding activities. The Company also had outstanding customs bonds of $946 relating to concentrate and other purchases.

Employment Agreements

The Company has employment agreements with a number of its senior executives through October 31, 2006, with automatic renewal annually thereafter unless written notice is given at least three months prior to the expiration date.

(18) Hedging and Derivative Financial Instruments

A significant portion of the Company’s sales contracts are priced based on an average LME or other exchange price for the respective metal plus a negotiated premium. As such, the prices of the Company’s products fluctuate due to factors in the market that are beyond the Company’s control. These price changes expose the Company to variability in its cash receipts. The purpose of the Company’s price risk management program is to limit the Company’s risk to acceptable levels, while enhancing revenue through the receipt of option premiums.

The Company’s price risk management program uses various derivative instruments in its attempt to mitigate commodity price risks. The Company may use purchased futures contracts as a fair value hedge of the change in fair value of inventory related to firm sales commitments with customers or as a cash flow hedge to lock in the price of lead purchases for its fabricated products subsidiary. In fair value hedges, the futures contracts are established at terms (quantities, prices and timing) that mirror those of the firm commitments. The Company uses sold futures contracts as a cash flow hedge to lock in the price of a portion of forecasted lead metal sales and to lock in the price of by-product sales whose prices are based on an average for a period after they are shipped.

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

The fair value of the Company’s derivative financial instruments reflected in the Company’s balance sheets as of October 31, 2005 and 2004 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were cancelled on the balance sheet date.

The Company’s open derivative financial instruments at October 31, 2005 were:

Sold (Purchased) Futures Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period

Lead	20,145 tons	$750.39/ton	$(2,803,955)	Nov. 05 to Jan.06
	(9,673) tons	$786.29/ton	1,073,453	Nov. 05 to Dec. 05
Copper	1,302 tons	$2,577.07/ton	(1,296,940)	Nov. 05 to Jan. 06
	(350) tons	$3,470.86/ton	52,900	Dec. 05
Zinc	827 tons	$1,305.44/ton	(18,570)	Nov. 05 to Jan. 06
	(138) tons	$1,374.99/ton	12,139	Nov. 05
Silver	987,300 oz.	$6.83/oz.	(209,601)	Nov. 05 to Dec. 06

Sold (Purchased) Call Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Lead	13,228 tons	$929.87/ton to $938.84/ton	$(351,790)	Jan. 06 to Jun. 06
Silver	120,670 oz.	$5.47/oz.	(175,124)	Jan. 06
Crude Oil	100,000 barrels	$70.00/barrel	359,750	Feb. 06 to Dec. 06

Sold (Purchased) Put Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Lead	49,604 tons	$725.75/ton to $802.86/ton	$1,356,576	Jan. 06 to Jun. 06

The Company’s open derivative financial instruments at October 31, 2004 were:

Sold (Purchased) Futures Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period

Lead	66,965 tons	$618.86/ton	$(13,325,766)	Nov. 04 to Apr. 05
	(65,808) tons	$698.76/ton	7,831,684	Nov. 04 to Feb. 05
Lead – cash flow hedges	4,960 tons	$768.28/ton	(113,250)	Jan. 05 to Mar. 05
	(551) tons	$762.94/ton	16,000	Feb. 05
Copper	3,580 tons	$2,269.54/ton	(1,311,261)	Nov. 04 to Aug. 05
	(3,031) tons	$2,450.01/ton	693,575	Nov. 04 to Dec. 04
Zinc	4,905 tons	$816.33/ton	(680,388)	Nov. 04
	(5,016) tons	$948.78/ton	31,375	Nov. 04
Silver	850,175 oz.	$5.26/oz.	(1,191,098)	Nov. 04
	(987,300) oz.	$5.56/oz.	1,088,910	Nov. 04
Gold	6,472 oz.	$264.36/oz.	(792,370)	Nov. 04
	(6,198) oz.	$299.91/oz.	538,445	Nov. 04

Sold (Purchased) Call Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Lead	12,125 tons	$521.63/ton to $952.54/ton	$(1,389,883)	Nov. 04 to Feb.05
	(1,653) tons	$816.47/ton	27,313	Nov. 04
Copper	1,100 tons	$2,500.00/ton	(262,086)	Feb. 05
	(1,102) tons	$2,608.16/ton to $2,948.35/ton	74,097	Dec. 04
Zinc	(1,653) tons	$997.90/ton	28,150	Dec. 04
Silver	416,860 oz.	$5.47/oz. to $7.06/oz.	(479,378)	Dec. 04 to Mar. 05
	(54,850) oz.	$7.06/oz.	10,889	Dec. 04

Sold (Purchased) Put Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Copper	(1,764) tons	$2,512.90/ton	$204,748	Jan. 05 to Apr.05
Silver	(164,550) oz.	$6.20/oz.	23,880	Dec. 04

At October 31, 2005 and 2004, the Company had recorded liability of $2,001 and $8,976, respectively, related to the fair market values of these instruments.

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

Mine Closure Law No. 28090 (Law) became effective as of October 15, 2005. The Law establishes the obligations and procedures that titleholders of mining activities must adhere to, including a financial guarantee for environmental issues. Doe Run Peru must submit a mine closure plan to the Ministry of Energy and Mines by August 17, 2006. The mine closure plan must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Pursuant to the Tax Stabilization Agreement , Doe Run Peru is exempt from new obligations that could result in a reduction of its cash availability, such as the guarantee discussed above. Therefore, Doe Run Peru considers that the establishment of the corresponding environmental guarantee would be in opposition to the provisions set forth in the Tax Stabilization Agreement.

Doe Run Peru also has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

Activity related to the Company’s AROs during the years ended October 31, 2005 and 2004 are as follows:

	Octobe r 31,
	2005	2004

AROs as of beginning of year	$14,604	$14,622
Liabilities settled	(376)	(225)
Accretion expense	1,497	1,754
Changes in estimated cash flows	(537)	(1,547)
AROs as of end of year	$15,188	$14,604

Environmental remediation - Domestic Operations

The Company had recorded liabilities of approximately $20,000 and $18,800 related to remediation obligations as of October 31, 2005 and 2004, respectively.

Doe Run is subject to an Administrative Order on Consent (AOC), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, elevated blood lead levels in the community and lead releases from the plant. Under this AOC, Doe Run completed additional soil testing in the area within a one-mile radius of the smelter and subsequently signed a second AOC with the U.S. EPA on December 21, 2001, which has essentially been completed. The May 29, 2001 AOC was modified effective on May 20, 2004. At October 31, 2005 the estimated remaining cost of remediating these properties was approximately $688.

Doe Run signed a settlement agreement with the State of Missouri on April 26, 2002, whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. The offers have expired except for a few with pending closing dates or special arrangements. As of October 31, 2005, a total of 149 homeowners had requested and were delivered offers, and 142 of those offers had been accepted. As of October 31, 2005, the Company had spent approximately $10,000 under the residential property purchase plan. Another $1,100 of accepted offers are awaiting a closing date, and $400 in outstanding offers have not been accepted. Doe Run has complied in all material respects with the property purchase provisions of the settlement agreement.

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

Doe Run is subject to a State Implementation Plan (SIP) with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to attain and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected attainment of the lead standard for 10 of the last 13 quarters. Since the air quality monitors reflected three quarters of non-compliance, the permitted annual capacity of the Herculaneum primary smelter decreased from 250,000 to 200,000 tons, which does not affect results at current production levels. Further non-compliance could result in SIP revisions that could have a material adverse financial impact on the Company. Management is in discussions with the Missouri Department of Natural Resources to explore options intended to improve the smelter’s ability to attain and maintain compliance in the future.

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

In addition to being asked to conduct remediation at these sites, the U.S. EPA may also seek reimbursement from Doe Run for response actions it has conducted at these sites. The U.S. Government has advised PRP’s at the Tar Creek site, including Doe Run, that it will seek reimbursement for approximately $125 million of such costs. Given legal issues about Doe Run’s responsibility for activities of a former subsidiary, the fact that the former subsidiary’s activities at the site were localized and small (less than 1% of the waste), and the major involvement at the site of the U.S. Government through the Bureau of Land Management’s and the Bureau of Indian Affairs’ management of mineral leasing at the site, the Company is unable to estimate the expected outcome of any such potential claim.

In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order (UAO) ordering certain remediation activities by Doe Run at the Block “P” mill site in Montana. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties. The final remediation was essentially completed as of October 31, 2005.

Doe Run has completed an Engineering Evaluation/Cost Analysis (EE/CA) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the west Bonne Terre site and is nearly finished on the east site with completion expected in early 2006.

Doe Run has completed an EE/CA for the Rivermines site and, while unable to accept certain financial assurance provisions of a proposed AOC, has agreed to conduct a removal action at the site under a UAO. Work has commenced on the removal action. The EPA accelerated the timeframe to complete the majority of the remediation effort by the summer of 2006.

Doe Run is subject to an AOC with the U.S. EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed and will continue with revegetation and ongoing monitoring and maintenance activities.

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas. The National EE/CA was completed by the PRPs and was submitted to the U.S. EPA for approval. The U.S. EPA then prepared two EE/CAs, the last of which is currently open for public discussion. The cost of their remedy is higher than that estimated by the EE/CA prepared by Doe Run. The Leadwood EE/CA has been submitted to the U.S. EPA for approval. In addition, Doe Run has signed an AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (RI/FS) to assess potential off-site impacts of these site operations on groundwater, residential soils, several creeks and a river and the need for related remediation. The initial draft of the RI/FS was submitted in early March 2002. Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After sampling approximately 750 houses by the U.S. EPA and the Missouri DNR, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. Recorded liabilities could change, due to changes in management’s estimates of the number of houses requiring remediation, remediation methods, the costs of remediation and Doe Run’s apportionment of the costs. Also, in regard to potential contamination from transportation activities in and near the City of Viburnum, Doe Run has signed an AOC to conduct sampling and prepare a Preliminary Assessment/Site Inspection report.

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

Doe Run’s recycling facility is subject to corrective action requirements under RCRA as a result of a storage permit for certain wastes initially issued in 1989. This will involve remediation of solid waste management units at the site, and it is expected that the plan for corrective action will be approved in fiscal 2006. The Company’s estimate of the cost of this corrective action is $1,000. While management believes that recorded liabilities are adequate based on expectations of the closure plan requirements, regulators could require that additional measures be included in the finalized plan, which could change the estimate of the costs for corrective action.

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

Environmental remediation - Foreign Operations

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Mineral del Centro del Peru S.A. which we refer to as (Centromin) received approval from the Peruvian government for an Environmental Remediation and Management Program, known as a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and a closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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

•      Construct domestic wastewater treatment and domestic waste disposal; and

•      Construct a monitoring station.

An investment schedule in the PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. The required estimated spending for the projects approved in the La Oroya PAMA, as amended on January 25, 2002, is estimated at $108,000 for calendar 2006.

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations.

On December 29, 2004 the Peruvian Government issued a Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies had until December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru applied for an extension on December 20, 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The

Company currently expects the remaining investment needed to build the sulfuric acid plants to be approximately $102,000.

To achieve the financial guarantee and the trust contract required by Supreme Decree, Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a Peruvian bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for the amount of $30,000 (Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary, to use such funds in the fulfillment of the financial security as mentioned above.

Doe Run Peru has performed other environmental projects to reduce fugitive emissions in 2005 including the installation work on the short rotary furnace, enclosing the blast furnace and dross plant, along with other complementary work. Major projects scheduled for fiscal year 2006 include an upgrade of the ventilation system in the sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $130,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the projects will be completed within the time limitation specified by the Supreme Decree.

In the future, as part of a modernization plan and to enrich sulfurous gas feed to the sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57 million.

The PAMA projects have been designed to achieve compliance with the maximum permissible limits of emission prior to the expiration of the PAMA. However, no assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its PAMA requirements with respect to Cobriza in June 2004, ceased discharging mine waste into the Mantaro River and is in compliance with the emissions standards required by the PAMA.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of October 31, 2005 and 2004.

Environmental remediation - Consolidated

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

(20) Litigation

Doe Run is a defendant in 29 lawsuits alleging certain damages stemming from the operations at the Herculaneum primary smelter. Three of these cases are class action lawsuits. In two cases, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter. In another case, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were less than six years old and children born to mothers who lived in Herculaneum during their pregnancies. The remedy sought is medical monitoring for the class. Twenty-six of the cases are personal injury actions by 161 individuals who allege damages from the effects of lead due to operations at the smelter. Punitive damages also are being sought in each case. Doe Run is also a defendant in a wrongful death action concerning a drowning in the City of Herculaneum.

A resident of Herculaneum has claimed personal injuries allegedly resulting from exposure to emissions from the smelter. No suit has yet been filed in this matter.

Doe Run is a defendant in 17 lawsuits alleging certain damages from discontinued mine facilities in St. Francois County. Four of the cases are class action lawsuits. The first case seeks to have certified a class consisting of property owners in Bonne Terre, Missouri, alleging that property values have been damaged due to the tailings from the discontinued operations. In the second case plaintiffs seek to have certified a class of children who lived, went to school or day care in Bonne Terre, or whose mothers lived in Bonne Terre during their pregnancies. The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings and related operations in six areas in St. Francois County. The remainder of the cases allege personal injury to 28 individuals who were exposed to lead in St. Francois County.

Doe Run is a defendant in a lawsuit by the BNSF Railway Company, who has alleged that Doe Run and other companies associated with lead mining operations in Missouri are responsible for property damage at certain rail yards and for contribution and indemnity for costs incurred by BNSF associated with settlement by BNSF of lead exposure cases. Given the early stage of this case, the Company is unable at this time to estimate the expected outcome and any final costs of this action.

Doe Run is a defendant in five lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma.  Three of these suits are class actions alleging personal injury and property damage in Picher and Quapaw, Oklahoma.  One lawsuit, a consolidation of five suits, alleges injury to seven children living in Picher, Oklahoma.  One lawsuit, a consolidation of two suits, alleges injury to 42 children living in Ottawa County.

Doe Run, with several other defendants, has been named in four cases in Maryland but has not yet been joined as a defendant in any of these cases. These suits seek damages, alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust. The suits seek punitive damages. Doe Run was dismissed from two similar cases in which it was joined as a defendant. Until Doe Run is actually joined as a defendant in one or more of these cases, material liability from these cases is considered remote.

Doe Run is currently a defendant three asbestos injury suits filed in Madison County, Illinois, each alleging that a worker was exposed to asbestos at the premises of the St. Joe Minerals Corporation. However, Doe Run has not been properly served in one of these cases. Doe Run has reached a tentative settlement in another of these case prior to going to trial. Doe Run is also a defendant in an asbestos case filed in Lawrence County, Pennsylvania. Doe Run was named in an asbestos injury suit in the City of St. Louis, Missouri but that case was subsequently dismissed.

Doe Run is in a commercial dispute with a buyer concerning one ocean shipment of lead concentrates. Buyer is seeking reimbursement of expenses incurred to address a large amount of water that appeared during the voyage on top of concentrates in the forward holds. This contract dispute is in arbitration before the LME.

Doe Run is a defendant in a lawsuit by Korea Zinc Co. and affiliates filed on January 19, 2006 in the Circuit Court of St. Louis County, concerning alleged violations of an agreement regarding the sale of zinc concentrates. Doe Run disputes the claim and will seek dismissal because the dispute should be subject to arbitration.

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

Doe Run Peru is a defendant in 198 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of 17 concluded cases in this category, 16 were dismissed and one resulted in an award of $9.

Doe Run Peru is also a defendant in 163 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $21. Of 31 concluded cases in this category, 26 were dismissed and five resulted in awards totaling $15. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits.  The claims of the 146 workers remaining in the lawsuit have been valued at a total of $238 according to a report by an expert appointed by the court.

Doe Run Peru is also a defendant in 26 lawsuits alleging claims ranging from industrial diseases to salary disputes, including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $6. Of 29 concluded cases in this category 26 were dismissed and three resulted in awards totaling $22.

The amount of awards in the various categories of lawsuits referenced above represent total judgements issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5 billion. Material liability to Doe Run Peru is believed to be remote because it is the opinion of management and outside counsel for Doe Run Peru that the probability under Peruvian law of this case proceeding to a conclusion at the favor of the plaintiffs is low. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

On May 25, 2005, Doe Run Peru was served with a civil lawsuit alleging the existence of lead in a person caused by Doe Run Peru’s operations. The claim is for $100.

On July 11, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to dismiss a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

Since most of the above cases are either in the pleading or discovery stages, the Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases will not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of the Company. The Company has and will continue to vigorously defend itself against such claims.

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

Condensed Consolidating Balance Sheet

As of October 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$8,916	$—	$1	$14,569	$—	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	—	2,202	31,637	(4,553)	85,740
Inventories	35,613	—	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	—	59	16,191	—	20,814
Due from subsidiaries	151,617	2,037	—	—	(153,654)	—
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	—	253,263
Due from subsidiaries	14,057	—	—	—	(14,057)	—
Other noncurrent assets, net	5,775	—	63	—	—	5,838
Investment in subsidiaries	6,708	—	—	—	(6,708)	—
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$—	$—	$39,821	$—	$114,947
Accounts payable	29,007	—	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	—	468	31,200	—	87,060
Due to parent/subsidiaries	2,037	—	8,554	143,063	(153,654)	—
Total current liabilities	161,562	—	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	—	—	—	—	271,566
Due to parent	—	—	—	14,057	(14,057)	—
Other noncurrent liabilities	64,590	—	281	3,466	—	68,337
Total liabilities	497,718	—	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	—	—	—	—	28,495

Shareholders’ equity (deficit):
Common stock, $0.10 par value per share, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value per share, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value per share, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,305	1,205	—	(24,510)	—
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	—	—	—	—	(3,257)
Accumulated deficit and accumulated other comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders’ equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders’ equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Balance Sheet

As of October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$13,412	$—	$1	$6,905	$—	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	42,269	—	1,942	22,217	(2,209)	64,219
Inventories	36,359	—	1,130	65,876	(56)	103,309
Prepaid expenses and other current assets	19,898	—	59	15,901	—	35,858
Due from subsidiaries	11,998	1,162	—	—	(13,160)	—
Total current assets	123,936	1,162	3,132	110,899	(15,425)	223,704

Property, plant and equipment, net	72,716	14,739	1,442	140,743	—	229,640
Due from subsidiaries	156,495	—	—	—	(156,495)	—
Other noncurrent assets, net	3,890	—	63	122	—	4,075
Investment in subsidiaries	(12,647)	—	—	—	12,647	—
Total assets	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$57,367	$—	$—	$39,400	$—	$96,767
Accounts payable	23,310	—	662	44,092	(2,209)	65,855
Accrued liabilities	55,625	—	1,054	27,199	—	83,878
Due to parent/subsidiaries	1,162	—	7,998	143,063	(152,223)	—
Total current liabilities	137,464	—	9,714	253,754	(154,432)	246,500

Long-term debt, less current maturities	320,561	—	—	—	—	320,561
Due to parent	—	—	—	17,432	(17,432)	—
Other noncurrent liabilities	71,772	—	533	3,460	—	75,765
Total liabilities	529,797	—	10,247	274,646	(171,864)	642,826

Series A redeemable preferred stock	25,329	—	—	—	—	25,329

Shareholders’ equity (deficit):
Common stock, $0.10 par value per share, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value per share, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value per share, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	19,348	1,205	—	(20,553)	—
Accumulated preferred stock dividends in excess of paid in capital	(91)	—	—	—	—	(91)
Accumulated deficit and accumulated other comprehensive losses	(210,645)	(3,447)	(6,816)	(24,887)	35,150	(210,645)
Total shareholders’ equity (deficit)	(210,736)	15,901	(5,610)	(22,882)	12,591	(210,736)
Total liabilities and shareholders’ equity (deficit)	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

Condensed Consolidating Statement of Operations

Year Ended October 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$375,760	$—	$14,203	$650,840	$(11,363)	$1,029,440
Costs and expenses:
Cost of sales	310,540	—	10,626	601,949	(11,383)	911,732
Depletion, depreciation and amortization	8,906	2,613	417	12,234	—	24,170
Selling, general and administrative	26,743	—	2,062	17,291	—	46,096
Unrealized (gain) loss on derivatives	(5,379)	—	—	503	—	(4,876)
Other	5,183	—	152	627	—	5,962
Total costs and expenses	345,993	2,613	13,257	632,604	(11,383)	983,084
Income (loss) from operations	29,767	(2,613)	946	18,236	20	46,356

Other income (expense):
Interest income (expense), net	(7,428)	—	(592)	(1,849)	—	(9,869)
Gain on restucture of long term debt	9,233	—	—	—	—	9,233
Other, net	(707)	875	9	489	—	666
Equity in earnings of subsidiaries	15,521	—	—	—	(15,521)	—
Total other income (expense)	16,619	875	(583)	(1,360)	(15,521)	30
Income (loss) before income tax benefit	46,386	(1,738)	363	16,876	(15,501)	46,386
Income tax benefit	—	—	—	—	—	—
Net income (loss)	46,386	(1,738)	363	16,876	(15,501)	46,386
Preferred stock dividends	(3,166)	—	—	—	—	(3,166)
Net income (loss) allocable to common shares	$43,220	$(1,738)	$363	$16,876	$(15,501)	$43,220

Condensed Consolidating Statement of Operations

Year Ended October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net sales	$300,811	$—	$12,658	$567,185	$(12,586)	$868,068
Costs and expenses:
Cost of sales	246,664	—	9,849	531,195	(4,727)	782,981
Depletion, depreciation and amortization	9,647	2,859	844	11,972	—	25,322
Selling, general and administrative	21,026	—	1,937	20,657	(7,838)	35,782
Unrealized (gain) loss on derivatives	237	—	—	(6)	—	231
Other	5,577	29	(1)	164	—	5,769
Total costs and expenses	283,151	2,888	12,629	563,982	(12,565)	850,085
Income (loss) from operations	17,660	(2,888)	29	3,203	(21)	17,983

Other income (expense):
Interest expense, net	(10,422)	—	(689)	(2,159)	—	(13,270)
Other, net	(558)	820	12	(734)	—	(460)
Equity in earnings of subsidiaries	(2,427)	—	—	—	2,427	—
Total other income (expense)	(13,407)	820	(677)	(2,893)	2,427	(13,730)
Income (loss) before income tax benefit	4,253	(2,068)	(648)	310	2,406	4,253
Income tax benefit	(661)	—	—	—	—	(661)
Net income (loss)	4,914	(2,068)	(648)	310	2,406	4,914
Preferred stock dividends	(2,815)	—	—	—	—	(2,815)
Net income (loss) allocable to common shares	$2,099	$(2,068)	$(648)	$310	$2,406	$2,099

Condensed Consolidating Statement of Operations

Year Ended October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company
Net sales	$245,483	$—	$14,866	$436,980	$(11,947)	$685,382
Costs and expenses:
Cost of sales	212,013	—	12,608	421,655	(2,383)	643,893
Depletion, depreciation and amortization	15,435	1,721	1,442	11,809	—	30,407
Selling, general and administrative	15,146	—	1,843	20,927	(9,550)	28,366
Unrealized loss on derivatives	7,162	—	—	58	—	7,220
Other	2,312	29	58	88	—	2,487
Total costs and expenses	252,068	1,750	15,951	454,537	(11,933)	712,373
Loss from operations	(6,585)	(1,750)	(1,085)	(17,557)	(14)	(26,991)

Other income (expense):
Interest expense, net	(10,079)	—	(619)	(2,543)	—	(13,241)
Loss on retirement/restructure of long term debt	(550)	—	—	—	—	(550)
Other, net	(116)	371	(123)	(308)	—	(176)
Equity in earnings of subsidiaries	(23,720)	—	—	—	23,720	—
Total other income (expense)	(34,465)	371	(742)	(2,851)	23,720	(13,967)
Income (loss) before income tax expense	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Income tax expense	—	—	—	—	—	—
Income (loss) before cumulative effect of change in accounting principle	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Cumulative effect of change in accounting principle, net of income tax benefit	(3,848)	—	—	(92)	—	(3,940)
Net income (loss)	(44,898)	(1,379)	(1,827)	(20,500)	23,706	(44,898)
Preferred stock dividends	(2,514)	—	—	—	—	(2,514)
Net income (loss) allocable to common shares	$(47,412)	$(1,379)	$(1,827)	$(20,500)	$23,706	$(47,412)

Condensed Consolidating Statement of Cash Flows

Year Ended October 31, 2005

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$51,991	$(2,037)	$(294)	$44,624	$(18,086)	$76,198

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,076)	—	(140)	(34,045)	—	(51,261)
Net proceeds from disposal of assets	42	—	1	86	—	129
Net proceeds from sale of investments	469	—	—	—	—	469
Investment in subsidiaries	(18,086)	—	—	—	18,086	—
Net cash provided by (used in) investing activities	(34,651)	—	(139)	(33,959)	18,086	(50,663)

Cash flows from financing activities:
Proceeds from revolving loans, net	9,596	—	—	400	—	9,996
Payments on long-term debt	(31,428)	—	—	(26)	—	(31,454)
Payment of financing costs	(375)	—	—	—	—	(375)
Payments of dividends	(534)	—	—	—	—	(534)
Due to/due from parent/subsdiaries	905	2,037	433	(3,375)	—	—
Net cash provided by (used in) financing activities	(21,836)	2,037	433	(3,001)	—	(22,367)

Net increase (decrease) in cash	(4,496)	—	—	7,664	—	3,168
Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$8,916	$—	$1	$14,569	$—	$23,486

Condensed Consolidating Statement of Operations

Year Ended October 31, 2004

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$16,640	$(1,162)	$(393)	$4,939	$1,573	$21,597

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,699)	—	—	(19,063)	—	(29,762)
Net proceeds from disposal of assets	28	—	—	—	—	28
Investment in subsidiaries	1,573	—	—	—	(1,573)	—
Net cash used in investing activities	(9,098)	—	—	(19,063)	(1,573)	(29,734)

Cash flows from financing activities:
Proceeds from revolving loans, net	8,675	—	—	3,400	—	12,075
Payments on long-term debt	(1,761)	—	—	(1,559)	—	(3,320)
Due to/due from parent/subsdiaries	(3,950)	1,162	394	2,394	—	—
Net cash provided by financing activities	2,964	1,162	394	4,235	—	8,755

Net increase (decrease) in cash	10,506	—	1	(9,889)	—	618
Cash at beginning of period	2,906	—	—	16,794	—	19,700
Cash at end of period	$13,412	$—	$1	$6,905	$—	$20,318

Condensed Consolidating Statement of Operations

Year Ended October 31, 2003

	The Company Excluding Guarantor Subsidiaries	Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

Net cash provided by (used in) operating activities	$(16,982)	$1,825	$15,703	$21,902	$22,448

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,061)	(5)	(9,283)	—	(15,349)
Net proceeds from (expenses of) disposal of assets	54	—	—	—	54
Investment in subsidiaries	21,902	—	—	(21,902)	—
Net cash provided by (used in) investing activities	15,895	(5)	(9,283)	(21,902)	(15,295)

Cash flows from financing activities:
Proceeds from (payments of) revolving loans, net	14,924	—	(700)	—	14,224
Payments on long-term debt	(3,735)	—	(4,410)	—	(8,145)
Payment of financing costs	(550)	—	—	—	(550)
Due to/due from parent/subsdiaries	(6,646)	(1,820)	8,466	—	—
Net cash provided by (used in) financing activities	3,993	(1,820)	3,356	—	5,529

Net increase in cash	2,906	—	9,776	—	12,682
Cash at beginning of period	—	—	7,018	—	7,018
Cash at end of period	$2,906	$—	$16,794	$—	$19,700

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders

Doe Run Peru S.R.L.

We have audited the accompanying balance sheets of Doe Run Peru S.R.L. (a Peruvian Company subsidiary of Doe Run Cayman Ltd.) as of October 31, 2005 and 2004 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Doe Run Peru S.R.L. as of October 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As further discussed in Note 17 to the financial statements, the Company has significant capital requirements under environmental commitments, which, if not met, could result in defaults of the Company’s credit agreement; has substantial contingencies related to tax; and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 17.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lima, Peru

February 10, 2006

Countersigned by

/s/ Raúl D’Angelo A.	(partner)
Raúl D’Angelo A.
Peruvian Public Accountant
Registration No. 2896

REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholders

Doe Run Peru S.R.L.:

We have audited the accompanying consolidated balance sheet of Doe Run Peru S.R.L. (a Peruvian Company) as of October 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has jointly and severally, fully, unconditionally guaranteed notes issued by Doe Run Resources. Also, the Company has suffered recurring losses and has a net capital deficiency. These conditions, along with other matters as set forth in note 17, indicate the existence of material uncertainties that raises substantial doubt about its ability to continue as going concern. Management’s plans in regards to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143 Accounting for Asset Retirement Obligations, as of November 1, 2002.

Lima, Peru

February 4, 2004

Countersigned by:

 /s/ Juan Jose Cordova

Juan José Córdova (Partner)

Peruvian Public Accountant

Registration Nº 18869

DOE RUN PERU S.R.L.

Balance Sheets

 (U.S. dollars in thousands, except share data)

	October 31,
	2005	2004
ASSETS

Current assets:
Cash	$14,569	$6,905
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $838 at October 31, 2005 and 2004	31,637	22,217
Inventories	68,756	65,876
Prepaid expenses and other current assets	16,191	15,901

Total current assets	131,153	110,899

Property, plant and equipment, net	161,563	140,743
Other non current assets, net	—	122

Total assets	$292,716	$251,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Current maturities of long-term debt	$39,821	$39,400
Accounts payable	67,115	44,092
Accrued liabilities	31,200	27,199
Due to related parties	143,063	143,063

Total current liabilities	281,199	253,754

Due to parent company and related parties	14,057	17,432

Other non current liabilities	3,466	3,460

Total liabilities	298,722	274,646

Shareholders’ deficit:
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Accumulated deficit	(8,011)	(24,887)

Total shareholders’ deficit	(6,006)	(22,882)

Total liabilities and shareholders’ deficit	$292,716	$251,764

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.

Statements of Operations

(U.S. dollars in thousands)

	Year ended October 31,
	2005	2004	2003

Net sales	$650,840	$567,185	$436,980

Costs and expenses:
Costs of sales	601,949	531,195	421,655
Depreciation	12,234	11,972	11,809
Fees and commissions to related parties	—	7,838	9,550
Selling, general and administrative expenses	17,291	12,819	11,377
Exploration	84	133	—
Losses from impairment/disposal of long-lived assets	543	31	88
Unrealized (gain) loss on derivatives	503	(6)	58

Total costs and expenses	632,604	563,982	454,537

Income (loss) from operations	18,236	3,203	(17,557)

Other income (expense):
Interest expense	(1,955)	(2,176)	(2,564)
Interest income	106	17	21
Exchange gain (loss)	241	(471)	(157)
Other, net	248	(263)	(151)

	(1,360)	(2,893)	(2,851)

Income (loss) before cumulative effect of change in accounting principle	16,876	310	(20,408)

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(92)

Net income (loss)	$16,876	$310	$(20,500)

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.

Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended October 31, 2005, 2004 and 2003

(U.S. dollars in thousands)

	Capital Stock	Accumulated Deficit	Total

Balance as of October 31, 2002	$2,005	$(4,697)	$(2,692)
Net loss	—	(20,500)	(20,500)

Balance as of October 31, 2003	2,005	(25,197)	(23,192)
Net income	—	310	310

Balance as of October 31, 2004	2,005	(24,887)	(22,882)
Net income	—	16,876	16,876

Balance as of October 31, 2005	$2,005	$(8,011)	$(6,006)

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.

Statements of Cash Flows

(U.S. dollars in thousands)

	Year ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$16,876	$310	$(20,500)
Cumulative effect of change in accounting principle	—	—	92
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,234	11,972	11,809
Amortization of deferred financing fees	122	133	133
Unrealized (gain) loss on derivatives	503	(6)	58
Losses from impairment and disposal of long-lived assets	543	31	88
Increase (decrease) resulting from changes in:
Trade accounts receivable	(9,420)	(5,235)	8,279
Inventories	(2,465)	(11,795)	5,130
Prepaid expenses and other current assets	(290)	(7,548)	3,402
Accounts payable	23,023	12,667	4,636
Accrued liabilities	3,498	4,187	2,418
Other non-current assets and liabilities	—	223	158

Net cash provided by operating activities	44,624	4,939	15,703

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,045)	(19,063)	(9,283)
Proceeds from sale of assets	86	—	—

Net cash used in investing activities	(33,959)	(19,063)	(9,283)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	400	3,400	(700)
Payments on long term debt	(26)	(1,559)	(4,410)
Increase (decrease) in amount due to related parties	(3,375)	2,394	8,466

Net cash provided by (used in) financing activities	(3,001)	4,235	3,356

Net increase (decrease) in cash	7,664	(9,889)	9,776

Cash at beginning of year	6,905	16,794	7,018

Cash at end of year	$14,569	$6,905	$16,794

Supplemental disclosure of cash flow information Cash paid during the period for:
Interest	$1,783	$2,071	$2,393

Peruvian income tax	$—	$—	$—

The accompanying notes are integral part of these financial statements.

DOE RUN PERU S.R.L.

Notes to Financial Statements

October 31, 2005, 2004 and 2003

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

(3) Summary of Significant Accounting Policies

Inventories

Finished metals and concentrates, metals and concentrates in process, and raw materials are stated at the lower of cost or market. The last-in, first-out (LIFO) method of determining cost is used for the majority of the Company’s inventories. Supplies and repair parts are principally stated at average cost, net of reserves for obsolescence.

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

Interest incurred for the direct or indirect debt for the construction of assets to be used in operations is capitalized when the interest is charged. The amount of interest capitalized was $763, $112, and $206 for the years ended October 31, 2005, 2004 and 2003, respectively.

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

Reclamation and Mine Closure Costs

The Company’s mining and smelting facilities are subject to governance by various agencies that have established minimum standards for reclamation.

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

Commitments and Contingencies

The Company accrues for loss contingencies, including costs associated with environmental remediation obligations, when it is probable that a liability has been incurred and can be reasonably estimated. Liability estimates for environmental remediation obligations are based on an evaluation of, among other factors, currently available facts, existing technology, presently enacted laws and regulations and the Company’s experience in remediation. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Revenue Recognition

Sales are recorded as products are delivered to customers as defined in the specific contracts or as tolling services are performed. Concentrate and certain smelter product sales are recorded based upon estimated weights and metal contents and metal prices in effect at the time of delivery. Revenues are adjusted between the month of delivery and the month of settlement based on changes in market prices. Adjustments with respect to such sales are recorded based on final settlement weights, metal contents and metal prices using applicable customer agreements.

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

Deferred Workers’ Profit Sharing

In accordance with government regulations in Peru, employees are entitled to receive 8% of Doe Run Peru’s taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining amount is distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers.

Because workers’ profit sharing is calculated on taxable income, the Company recognizes the effect of temporary differences between financial reporting and tax bases of assets and liabilities related to workers’ profit sharing on a basis consistent with that used for income taxes.

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

(5) Foreign Currency Transaction and Exchange Risk Exposure

Under current law, foreign currency transactions are made through the Peruvian financial banking system at free market exchange rates. The exchange rates in effect were S/3.380, S/3.325 and S/3.473 to U.S. dollar for assets at October 31, 2005, 2004 and 2003, respectively, and S/3.376, S/3.322 and S/3.472 to U.S. dollar for liabilities at October 31, 2005, 2004 and 2003, respectively.

Assets and liabilities denominated in Peruvian nuevos soles (S/) are as follows:

	October 31,
	2005	2004	2003
Assets:
Cash	S/ 13,557	S/221	S/ 10,463
Prepaid expenses and other current assets	3,404	3,213	5,533

	16,961	3,434	15,996

Liabilities:
Accounts payable	6,794	3,207	5,567
Accrued liabilities	41,362	37,915	37,176

	48,156	41,122	42,743

Net position	S/ (31,195)	S/ (37,688)	S/ (26,747)

The Company recorded net foreign currency transaction gains (losses) relating to transactions denominated in Peruvian nuevos soles of $241 for the year ended October 31, 2005, $(471) for the year ended October 31, 2004 and $(157) for the year ended October 31, 2003, which have been reflected in the statements of operations.

(6) Inventories

Inventories consist of the following:

	October 31,
	2005	2004

Refined metals for sale	$10,397	$8,356
Metals and concentrates in process	44,668	44,523
Materials, supplies and spare parts	13,691	12,997

	$68,756	$65,876

Materials, supplies and spare parts are stated net of reserves for obsolescence of $1,162 and $1,436 at October 31, 2005 and 2004, respectively.

The FIFO cost of inventories, valued under the LIFO cost method, were approximately $97,122 and $78,977 at October 31, 2005 and 2004, respectively. If the FIFO cost method had been used to determine cost, inventories would have been $42,789 and $26,417 higher at October 31, 2005 and 2004, respectively.

As a result of reducing certain inventory quantities valued on the LIFO basis in 2003, inventory costs prevailing in previous years was charged to cost of sales. The Company calculates the effect of LIFO liquidations on results of operations based on the current cost method. The effects of this liquidation on the results of operations in the year ended October 31, 2003 was not significant.

(7) Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	Average Annual
	Depreciation	October 31,
	Rate	2005	2004
Cost:
Land	—	$5,847	$5,847
Buildings and improvements	5% and 10%	41,051	35,966
Machinery and equipment	6.67%	104,957	105,317
Transportation units	33.33%	4,176	4,147
Other equipment	10% and 20%	21,477	20,328
Construction in progress	—	63,911	37,252

		241,419	208,857
Less accumulated depreciation		79,856	68,114

		$161,563	$140,743

The implementation of Statement No. 143 resulted in changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional decrease to plant, property and equipment of  $0, $0, and $600 as of October 31, 2005, 2004 and  2003, respectively. See additional disclosures related to Statement No. 143 in Note 12.

(8) Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
	2005	2004

Salaries, wages and employee benefits	$11,228	$10,513
Accounts payable to contractors	7,061	5,983
Income taxes payable	1,601	1,601
Due to power company	3,863	4,415
Other accrued liabilities	7,447	4,687

	$31,200	$27,199

(9) Debt

Long-term debt consists of the following:

	October 31,
	2005	2004

Revolving credit facility	$39,800	$39,400
Capital leases	21	—

	39,821	39,400
Less current maturities	39,821	39,400

Long-term debt, less current maturities	$—	$—

There is a long-term portion of the capital lease in the amount of $6 which is included in  “Other non current liabilities” on the Balance Sheet.

The revolving credit facility (the Doe Run Peru Revolving Credit Facility) allows Doe Run Peru to borrow up to $40,000 for working capital, with a limit on letters of credit of $5,000 and expires on November 23, 2005. The Doe Run

Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum for an effective rate of 7.59% at October 31, 2005. An unused line fee of 0.375% per annum on the average unused portion of the line is payable quarterly, in arrears. The Doe Run Peru Revolving Credit Facility is secured by accounts receivable and inventories. Availability of loans under the facility is limited to a percentage of Doe Run Peru’s eligible accounts receivable and eligible inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under the Doe Run Peru Revolving Credit Facility were $39,800 and $39,400 at October 31, 2005 and 2004, respectively. The availability was approximately $200 and $60 at October 31, 2005 and 2004, respectively.

On November 22, 2005 Doe Run Peru entered into an amendment of its revolving credit facility which extended the maturity date of the Doe Run Peru Revolving Credit Facility to December 15, 2005.

On December 15, 2005, Doe Run Peru entered into an amendment of its revolving credit facility. The amendment extended the maturity date to June 23, 2006 with certain conditions precedent, that if met would extend the maturity date to September 23, 2006. The conditions precedent are, that the PAMA extension be approved, that Doe Run Peru diligently seek financing to replace the existing credit line and that Doe Run Peru obtain the letter of guarantee required by the Peruvian government if the PAMA extension is approved. The amendment also changed the interest rates to LIBOR (1-month, 2-month or 3-month rate, depending on the term of the loan) plus 3.5%, 3.75% and 4.25%, respectively, per annum. The amendment also allows Doe Run Peru an additional indebtedness and the ability to create a trust account to administer the receipts and disbursements related to the PAMA project.

The Doe Run Peru Revolving Credit Facility contains certain covenants governing minimum net worth requirements, limitations on indebtedness and investments, capital expenditures, and restrictions on the payments of dividends in the event of default. The Company was in compliance with all of the covenants as of October 31, 2005.

If Doe Run Peru is not successful with its administrative appeal of the tax assessment discussed in Note 10, the lender can, at its discretion, require that the amount of the assessment reduce net worth as defined under Doe Run Peru’s Revolving Credit Facility. Such reduction along with other factors, including results of operations, would affect Doe Run Peru’s ability to comply with the net worth requirement.

In 2002, The Doe Run Resources Corporation (Doe Run), Doe Run Cayman’s parent, tendered a special term deposit in payment of a loan made to Doe Run Peru by a foreign bank, and, in return, Doe Run Peru delivered an intercompany note to Doe Run in an equivalent amount, plus accrued and unpaid interest, for an aggregate balance of $139,063. This intercompany note will not bear interest during the term of the Doe Run Peru Revolving Credit Facility. The due date of the intercompany note is December 1, 2006, however obligations under the intercompany note are subordinate to obligations under the Doe Run Peru Revolving Credit Facility.

On January 16, 2006, Doe Run Peru entered into an amendment to the intercompany note which extended the due date to December 9, 2006. This balance of this note is in current liabilities under due to related parties.

(10) Taxation

Doe Run Cayman is subject to the regulations of the Cayman Islands, which currently have no corporate income or capital gains tax. Doe Run Cayman’s subsidiaries located in Peru are subject to Peruvian taxation. The statutory income tax rate in Peru is 30%. Doe Run Peru is a party to a Tax Stabilization Agreement and a Contract of Guarantees and Measures to Promote Investments with the Peruvian Government as follows:

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

The last accepted modification of the current contract requires Doe Run Peru to spend a total $108,442 on a specific set of projects. Included in this list of projects is a portion of the total sulfuric acid plant cost of $39,000. All expenditures for this contract must be completed by December 31, 2006. Through October 31, 2005, Doe Run Peru had invested $117,315 on projects within the projects list of this contract. Even though the total spending has been exceeded, specific projects expenditures on the list have not been accomplished. As of October 31, 2005 only $4,600 of the $39,000 has been spent on a new sulfuric acid plant. Under the current agreement the remaining $34,400 must be spent by December 31, 2006.

On August 23, 2005, Doe Run Peru filed for a modification to the contract, to reduce the total investment commitment to $102,342. This modification included addition of some projects and reduction of others. Included in the reduction was a reduction of the sulfuric acid plant project from $39,000 to $5,600. On January 19, 2006 the Energy and Mines Ministry ruled on the modification and did not approve the reduction, but did approve certain new projects expenditures. As a result of the January 19, 2006 ruling, the overall commitment under the modification is now $133,542 which still includes a sulfuric acid plant commitment of $39,000. On February 9, 2006, Doe Run Peru filed before the Mining Council of the Mining Ministry an appeal against this ruling. Doe Run Peru is expecting reductions, one of which reduction is the sulfuric acid plant investment to $5,600. With these changes the total investment amount to meet the contract will be reduced to $95,642, with remaining specific project investments required by December 31, 2006 of $17,000.

Peruvian Income Tax

The Company had no expense relating to Peruvian income tax for the years ended October 31, 2005, 2004 and 2003, due to changes in valuation allowance described below.

Peruvian income tax expense (benefit) differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:

	Year ended October 31,
	2005	2004	2003

Income tax expense at statutory rate	$5,063	$93	$(6,122)
Increase (reduction) in income tax expense
Resulting from:
Change in valuation allowance	(9,686)	(1,287)	5,473
Other, net	4,623	1,194	649

	$—	$—	$—

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2005	2004

Deferred tax assets:
Trade accounts receivable	$787	$—
Inventories	12,378	7,865
Property, plant and equipment	9,721	6,565
Accrued liabilities	2,479	2,488
Tax loss carryforwards	14,178	27,344
Other noncurrent assets and liabilities	1,038	1,035

	40,581	45,297
Less valuation allowance	(29,034)	(38,720)

Total deferred tax assets	11,547	6,577

Deferred tax liabilities:
Property, plant and equipment	(11,547)	(6,577)

Total deferred tax liabilities	(11,547)	(6,577)

Net deferred tax assets	$—	$—

The deferred tax assets and liabilities related to property, plant and equipment are principally due to differences in book and tax allocations of the excess of the fair value of the sum of assets acquired, less liabilities assumed over the purchase price paid and accelerated depreciation methods used for tax purposes.

The net operating loss carryforwards may be offset against the taxable income that the Company obtains up to December 31, 2007, inclusive.

Management believes that sufficient uncertainty exists regarding the realization of certain deferred tax assets that a valuation allowance is required. The valuation allowance decreased $9,686 and $1,287 for the years ended October 31, 2005 and 2004, respectively and increased $5,473 for the year ended October 31, 2003.

Tax Assessments

Doe Run Peru has received income tax assessments from Peru’s tax authority, SUNAT for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Doe Run Peru and Metaloroya S.A., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of October 31, 2005 totals approximately $109,030. The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $30,300. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,200 for calendar years 1998 through 2005.

Doe Run Peru has also received Value Added Tax (VAT) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $43,489. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued the use of holding certificates for exports in June 2004. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $20,166 in regard to its exports with holding certificates.

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

(11) Employee Benefits

Severance Indemnities

Doe Run Peru is required to make semi-annual deposits into a bank account for severance indemnity benefits for Peruvian employees under Peruvian government regulations. The balance in the account represents the full benefit due to such employees upon termination. The Company accrues for the additional amount that would be contributed to the account since the last deposit date as if all such employees were to terminate as of the balance sheet date. The Company’s expense related to severance indemnity benefits was $3,523, $3,428 and $3,974 for the years ended October 31, 2005, 2004 and 2003, respectively.

Workers’ Profit Sharing

In accordance with government regulations in Peru, employees are entitled to receive 8% of the Doe Run Peru’s taxable income, 50% of which is distributed to employees based on number of days worked, and the remaining distributed in proportion to their salaries. Such profit sharing, which is tax deductible, is limited to 18 times the annual salary for each worker. Any excess is to be reserved and used for training of the workers. The Company had no expense relating to workers’ profit sharing payments for the years ended October 31, 2005, 2004 and 2003, due to tax loss or offset of taxable income by tax loss carryforwards. See Note 10 for further discussion.

(12) Commitments and Contingencies

Environmental Matters

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (MEM) maximum permissible limits pertaining to air emissions and wastewater effluent quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Mineral del Centro del Peru S.A which we refer to as (Centomin), received approval from the Peruvian government for an Environmental Remediation and Management Program, known as a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and a closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for any other type of mining or metallurgical operation like Cobriza). The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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

•                  Construct domestic wastewater treatment and domestic waste disposal; and

•                  Construct a monitoring station.

An investment schedule in the PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. The required estimated spending for the projects approved in the La Oroya PAMA, as amended on January 25, 2002, is $108,000 for calendar 2006.

Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plants required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations.

On December 29, 2004 the Peruvian Government issued a Supreme Decree No. 046-2004-EM (Supreme Decree), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies had until December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru applied for an extension on December 20, 2005.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the month’s cash requirements of the extended PAMA.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the remaining investment needed to build the sulfuric acid plants to be approximately $102,000.

To achieve the financial guarantee and the trust contract required by Supreme Decree, the company has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a local bank. Additionally, on December 10, 2005 the company signed a Working Capital Financial Facility Agreement for the amount of $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary, to use such funds in the fulfillment of the financial security as mentioned above.

Doe Run Peru has performed other environmental projects to reduce fugitive emissions in 2005 including the installation work on the short rotary furnace, enclosing the blast furnace and dross plant, along with other complementary work. Major projects scheduled for fiscal year 2006 include an upgrade of the ventilation system in the sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $130,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

In the future, as part of a modernization plan and to enrich sulfuruous gas feed to the sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a reactor furnace to smelt copper concentrats. The anticipated cost is approximately $57 million.

The PAMA projects have been designed to achieve compliance with the maximum permissible limits of emission prior to the expiration of the PAMA. However, no assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its PAMA requirements with respect to Cobriza in June 2004, ceased discharging mine waste into the Mantaro River and is in compliance with the emissions standards required by the PAMA.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of October 31, 2005 and 2004.

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

Mine Closure Law No. 28090 (Law) became effective as of October 15, 2005.  The Law establishes the obligations and procedures that titleholders of mining activities must adhere to .including a financial guarantee for environmental issues.   Doe Run Peru must be submitted a mine closure plan to the Ministry of Energy and Mines by August 17, 2006.  The mine closure plan must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Pursuant to the Tax Stabilization Agreement, Doe Run Peru is exempt from new obligations that could result in a reduction of its cash availability, such as the guarantee discussed above.  Therefore, Doe Run Peru considers that the establishment of the corresponding environmental guarantee would be in opposition to the provisions set forth in the Tax Stabilization Agreement.

Doe Run Peru has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the smelter where the slag is currently stored.

Activity related to Doe Run Peru’s AROs for the years ended October 31, 2005 and 2004 are as follows:

	October 31,
	2005	2004

AROs as of beginning of year	$1,866	$1,643

Accretion expense	—	223

AROs as of end of year	$1,866	$1,866

Guarantee of Doe Run Debt

Doe Run Cayman and its wholly-owned subsidiary, Doe Run Peru, have jointly and severally, fully, unconditionally guaranteed notes issued by Doe Run. The total principal amounts owed under these notes as of October 31, 2005 and 2004 was $ 226,967 and $241,967, respectively. These notes are secured by a second priority interest in substantially all of the assets of Doe Run’s U.S. operations, except for substantially all accounts receivable and inventory.

The guarantee of Doe Run Peru is contractually subordinated to the indebtedness of Doe Run Peru under the Revolving Credit Facility described in Note 9.

Litigation

All existing and pending litigations at the time of the acquisition of Doe Run Peru were retained by Centromin, the prior owner of the La Oroya smelter and Cobriza mine.

Doe Run Peru is a defendant in 198 labor lawsuits in the Peruvian labor courts that to workers allege damage from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of 17 concluded cases in this category, 16 were dismissed and one resulted in an award of $9.

Doe Run Peru is also a defendant in 163 lawsuits by workers alleging that are owed certain differences in salaries and benefits. The average claim is $21. Of 31 concluded cases in this category, 26 were dismissed and five resulted in awards totaling $15. Doe Run Peru is also defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 146 workers remaining in the lawsuit have been valued at a total of $238 according to a report by an expert appointed by the court.

Doe Run Peru is also a defendant in 26 labor lawsuits alleging claims ranging from industrial diseases to salary disputes including in indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, and compensatory damages from work accident and readmission of worker. The average claim is $6. Of 29 concluded cases in this category 26 were dismissed and three resulted in awards totaling $22.

The amount of awards in the various categories of lawsuits referenced above represent total judgements issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

On January 19, 2005, Doe Run Peru was served with a civil lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin for the amount of $5.0 billion. Material liability to Doe Run Peru is believed to be remote because it is the opinion of management and outside counsel for Doe Run Peru that the probability under Peruvian law of this case proceeding to a conclusion at the favor of the plaintiffs is low. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

On May 25, 2005, Doe Run Peru was served with a civil lawsuit alleging the existence of lead in a person caused by Doe Run Peru’s operations. The claim is for $100.

On July 11, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to dismiss a number of fines for the amount of $2,800. Doe Run Peru was fined for not having the Construction Licenses for the PAMA projects.

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

Letters of Credit and Other Contingent Obligations

At October 31, 2005, the Company had outstanding customs bonds of $946 relating to materials and supplies and other purchases.

Sales Commitments and Concentration

The Company has commitments to sell approximately 79%, 98%, 99%, 39% and 94% of its anticipated 2006 copper, lead, zinc, silver and gold metal production, respectively, under agreements, with terms of generally less than one year. Sales prices are generally based on the average quoted exchange prices for the month of shipment, plus a premium.

Doe Run Peru derives its revenue from the sale of its refined metals and other products to numerous customers. Doe Run Peru’s three largest customers accounted for 16%, 8% and 7%, respectively, of net sales in the year ended October 31, 2005, 17%, 14% and 10%, respectively, of net sales in the year ended October 31, 2004, and 15%, 9% and 8%, respectively, of net sales in the year ended October 31, 2003. The customers have sales contracts, under which the Company will supply products at prices based on international market quotations.

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

The fair market value of the Company’s derivative financial instruments reflected in the Company’s balance sheet as of October 31, 2005 and 2004 is the difference between quoted prices at the balance sheet date and the contract settlement value. The fair market value represents the estimated net cash the Company would receive (pay) if the contracts were canceled on the balance sheet date.

The Company’s open derivative positions as of October 31, 2005 were:

Sold / (Purchased) futures contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Copper	1,302 tons	$2,577.07/ton	$(1,296,940)	Nov 05 – Jan 06
	(350) tons	$3,470.86/ton	$52,900	Dec 05
Silver	987,300 oz	$6.83/oz	$(209,601)	Nov 05 – Dec 06

Sold / (Purchased) call option contracts  (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair Value	Period
Silver	120,670 oz	$5.47/oz	$(175,124)	Jan 06
Crude Oil	100,000 barrel	$70.00/barrel	359,750	Feb 06 – Dec 06

The Company’s open derivative positions as of October 31, 2004 were:

Sold / (Purchased) futures contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Copper	1,102 tons	$2,400.41/ton	$(148,421)	Nov 04 – Aug 05
Silver	850,175 oz	$5.26/oz	$(1,191,098)	Nov 04
	(987,300) oz	$5.56/oz	$1,088,910	Nov 04
Gold	6,472 oz	$264.36/oz	$(792,370)	Nov 04
	(6,198) oz	$299.91/oz	$538,445	Nov 04

Sold / (Purchased) call option contracts  (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair Value	Period
Silver	416,860 oz	$5.47 - $7.06/oz	$(479,378)	Dec 04 – Mar 05
	(54,850) oz	$7.06/oz	$10,889	Dec 04

Sold / (Purchased) put option contracts  (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair Value	Period
Copper	(1,764 tons)	$2,512.90/ton	$204,748	Jan 05 – Apr 05

At October 31, 2005 and 2004, the Company had recorded an asset of $0 and $1, respectively, and a liability of $1,269 and $768, respectively, related to the fair values of these instruments.

The Company does not obtain collateral or other security to support hedge instruments subject to credit risk but assesses the reliability and reputation of its counterparties before contracts are established.

(14) Fair Value of Financial Instruments

The fair values of the Company’s long-term debt were estimated using discounted cash flow analysis, based on the estimates of incremental borrowing rates for similar types of borrowing arrangements. At October 31, 2005 and 2004, the fair values of the Company’s financial instruments were not materially different from their carrying amounts.

(15) Related Party Transactions

The Company has signed the following agreements with Doe Run:

Pursuant to the terms and conditions included in an International Sales Agency Services Contract dated November 1, 2000, Doe Run agreed to perform marketing and sales services for Doe Run Peru. The term of this agreement is for two years after which it is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is 2.25% of the sales revenue. Effective July 1, 2004, Doe Run and Doe Run Peru cancelled the International Sales Agency Services Contract under which Doe Run acted as a sales agent on behalf of Doe Run Peru. Under the cancellation, the balance owed to Doe Run of $22,600 will be paid in $1,000 quarterly installments or as otherwise agreed by the parties. Doe Run Peru expensed $0, $7,502 and $9,046 for the years ended October 31, 2005, 2004 and 2003, respectively.

Pursuant to the terms and conditions included in a Hedging Services Contract renewed November 1, 2002, Doe Run agreed to perform trading and hedging services. The agreement is automatically renewed on an annual basis unless either party gives notice of non-renewal. The commission is $42 per month. On July 1, 2004 Doe Run and Doe Run Peru amended the Hedging Service Contract changing the terms of the commission calculation through January 1, 2006. Doe Run Peru expensed $0, $336 and $504 for the years ended October 31, 2005, 2004 and 2003, respectively.

In addition to the above, Doe Run has paid expenses on behalf of Doe Run Peru of $0 and $666 in 2005 and 2004, respectively. The following balances relating to inter-company transactions were outstanding as of October 31, 2005 and 2004:

(a)          As a result of these transactions, the Company had a due to related parties balance of $18,057 and $21,432 at October 31, 2005 and 2004, respectively.

(b)         Sales of refined metals to Doe Run were $9,588, $2,996 and $707 for the years ended October 31, 2005, 2004 and 2003, respectively. As a result of these sales the Company had a due from related parties of $4,224 and $1,994 as of October 31, 2005 and 2004, respectively and are included as trade accounts receivable in the balance sheet as of October 31, 2005 and 2004.

(c)          The Company has signed a subordinated promissory note payable to Doe Run in the aggregate principle amount of $139,063. See Note 9.

Doe Run Peru has guaranteed notes of Doe Run. See the related discussion in Note 12.

Certain of Doe Run’s debt agreements contain covenants that limit the ability of Doe Run Peru to, among other things, incur additional indebtedness, make certain restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur lines, impose restrictions on the ability of a subsidiary to pay dividends or make certain payments to Doe Run, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets.

(16) Geographic Data

The following is an analysis of net sales by country of destination:

	Year Ended October 31,
	2005	2004	2003

USA	$240,287	$133,394	$161,604
Brazil	92,989	79,355	56,994
Peru	72,853	69,058	39,655
Taiwan	54,065	44,669	15,013
Japan	46,329	99,821	57,034
Switzerland	30,224	25,034	25,188
Venezuela	24,041	20,045	4,714
Colombia	22,783	18,672	13,230
Other	67,269	77,137	63,548

Total net sales	$650,840	$567,185	$436,980

(17) Financial Condition

Fiscal Year 2003

For the year ended October 31, 2003 and for several years prior, Doe Run Peru reported recurring losses, primarily due to the decline of treatment charges Doe Run Peru received for processing raw materials over the prior five years, which had severely impacted Doe Run Peru’s liquidity. Doe Run Peru had failed to meet certain financial covenant requirements contained in its revolving credit agreement during fiscal 2003, which default continued into fiscal 2004. The Company has substantial environmental commitments that will affect the Company’s liquidity. These issues combined raise substantial doubt about the Company’s ability to continue as a going concern.

Doe Run Peru’s results of operations and liquidity had been severely impacted by declining treatment charges that Doe Run Peru received for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices for the past several years had also caused some of Doe Run Peru’s current suppliers of concentrates to suffer financial distress, which had affected the availability of concentrate feed. During 2003, deliveries of lead and zinc concentrates to La Oroya from a major Peruvian supplier were below contracted amounts. While Doe Run Peru was able to replace a portion of this shortfall with concentrates from other suppliers, total concentrate receipts were less than expected and the resulting changes in concentrate mix and interruptions in delivery schedules adversely affected Doe Run Peru’s metal production and results of operations. If one or more of Doe Run Peru’s significant local suppliers were to cease delivery of concentrates, there could be no assurance La Oroya would be able to secure sufficient replacement feedstock at economically acceptable terms. If such shortages resulted in a significant interruption in feed supply, a material reduction in the production of metals from La Oroya or an interruption of production in the lead and zinc circuits could result, which could have a significant adverse effect on the Company’s results of operations, financial condition and liquidity.

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

During fiscal year 2003, Doe Run Peru implemented cost savings, including a reduction of approximately 10% of its workforce, acceleration of cash receipts, as well as other measures, to improve its liquidity. In addition, the retirement of Doe Run Peru’s loan from a foreign bank, reduced Doe Run Peru’s interest payments by approximately $14,000 per year. These changes improved Doe Run Peru’s cash flow and availability in 2003. The cash balance and net unused availability under Doe Run Peru’s revolving credit facility were approximately $16,800 and $3,800 at October 31, 2003, respectively.

Fiscal Years 2004-2005

Metal prices rose dramatically in 2005 and 2004. Doe Run Peru’s revenues and feed costs increased as a result of the price increases, as did accounts receivable, inventory and accounts payable as of October 31, 2005.

Net unused availability at October 31, 2005 and 2004 under the Doe Run Peru Revolving Credit Facility was approximately $200 and $60, respectively. In addition to the availability under its revolving credit facilities, cash balances at Doe Run Peru were $14,569 and $6,905, respectively, at October 31, 2005 and 2004. Higher metal prices resulted in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.

As discussed in Note 12, Doe Run Peru’s existing PAMA requires it to perform projects in 2006 at a total cost of $108,000. Doe Run Peru expects that it will not be able to comply with the spending requirements of the PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with the PAMA could result in the cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations.

The Peruvian Government has issued the Supreme Decree, which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. On December 20, 2005 the Company filed the request of extension of the term to comply with the sulfuric acid plants projects included in the original PAMA. Doe Run Peru will perform other environmental projects to reduce fugitive emissions, including heavy metal dust, to address the health issues of the community. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $130,000. If the extension of the PAMA is approved, management expects to fund the PAMA projects from cash from operations.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account. The trust account would administer the receipts and disbursements related to the extended PAMA project. The Supreme Decree requires that receipts from sales, in an amount sufficient to fund the monthly cash requirements of the extended PAMA project, be remitted directly to the trust account.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The

Company currently expects the remaining investment needed to build the sulfuric acid plants to be approximately $102,000.

To achieve the financial guarantee and the trust contract required by Supreme Decree, the company has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a local bank. Additionally, on December 10, 2005 the company signed a Working Capital Financial Facility Agreement for the amount of $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C. a Trafigura Beheer B.V. subsidiary, to use such funds in the fulfillment of the financial security as mentioned above.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plant. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

In the future, as part of a modernization plan and to enrich sulfurous gas feed to the sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57,000.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility.

As discussed in Note 10, Doe Run Peru has received income tax assessments from SUNAT for the tax years 1998 through 2001, the assessed amount consisting of additional income taxes due, penalties and interest as of October 31, 2005, totals approximately $109,030. Doe Run Peru has also received VAT assessments for tax years 1999 through 2001 and for the period from January through July 2004, the total assessment was approximately $43,489, SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued use of the holding certificates for exports in June 2004. As discussed in Note 9, if Doe Run Peru is not successful with its administrative appeal of the tax assessment, the lender can, at its discretion, require that the amount of the assessment reduce net worth which would affect Doe Run Peru's ability to comply with the net worth requirement. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $30,300 and $20,166 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,200 for calendar years 1998 through 2005.

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

These issues raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the price improvements and other revenue enhancements, and the issuance of the Supreme Decree, by allowing an application to extend La Oroya’s PAMA requirement for the construction of the sulfuric acid plant, will enable Doe Run Peru to continue as a going concern through October 31, 2006. However, there can be no assurance that these actions will achieve the desired results.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On July 27, 2004, we decided to replace KPMG LLP as our independent registered public accounting firm effective upon KPMG’s completion of its review of our financial statements as of and for the three months ended January 31, 2004. Such dismissal was effective as of July 30, 2004.

The report of KPMG on our financial statements for the fiscal year ended October 31, 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

•                  KPMG’s report on our consolidated financial statements as of and for the year ended October 31, 2003 contained a separate paragraph stating “the Company has suffered recurring net losses, has a net capital deficiency, and has liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

•                  In addition, KPMG’s report on the consolidated financial statements of the Company as of and for the year ended October 31, 2003 contained a separate paragraph stating, “As discussed in Notes 1 and 20 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, as of November 1, 2002.”

During 2002 and 2003 and through July 30, 2004, the date of KPMG’s dismissal, there had been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such years.

During 2002 and 2003 and through July 30, 2004, there were no reportable events as defined in Regulation S-K, Item 304(a)(1)(v).

Effective as of August 25, 2004, Crowe Chizek and Company LLC (Crowe Chizek) accepted an engagement to serve as our independent registered public accountants. Our Audit Committee selected, and our Board of Directors ratified the appointment of, Crowe Chizek to serve as our independent registered public accounting firm.

During the fiscal years ended October 31, 2002 and October 31, 2003, and through July 30, 2004, we did not consult with Crowe Chizek with respect to the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement or a reportable event.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a – 15(f) under the Securities and Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As of October 31, 2005, our management assessed the effectiveness of our internal controls over financial reporting. In performing this assessment, management identified a deficiency in our internal controls over financial reporting, resulting from the untimely reconciliation of broker statements, reporting, our trading activity in derivative financial instruments, to our  general ledger at October 31, 2005. Although the deficiency did not result in a material change to our 2005 interim financial statements, management determined that the deficiency resulted in more than a remote likelihood that a material misstatement would not be prevented or detected in the future. As a result, management determined that the deficiency was a material weakness. .We believe the areas most likely to be affected by this material weakness were accrued liabilities and unrealized gain or loss on derivative financial instruments.

Based on this evaluation, our management has concluded that, as a result of the material weakness in our internal control over the hedging reconciliation discussed above, our disclosure controls and procedures were not effective as of the end of the period covered by this report.

As a result of management’s evaluation over internal controls, the Company has developed a plan for immediate implementation of the following remediation efforts to address this material weakness. The Company will perform a timely reconciliation of the general ledger to the broker statements on a monthly basis which will be reviewed by a member of management. The Company will also perform an independent review of the transactions entered into on a daily basis with a monthly review of the hedging results by a hedging committee and by management. The above remediation efforts, in our opinion, will strengthen the internal control over the hedging reconciliation and reduce the likelihood of a material misstatement in our interim or annual financial statements.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers or significant employees of the Company:

Name	Age	Position

Ira Leon Rennert	71	Chairman and Director of Doe Run
Jeffrey L. Zelms	61	Vice Chairman and Chief Executive Officer of Doe Run
A. Bruce Neil	60	President of Doe Run and President of Doe Run Peru
James W. Grubbs	59	Vice President Sales and Marketing
Jerry L. Pyatt	49	Vice President Domestic Operations and Chief Operating Officer of Doe Run
Juan Carlos Huyhua	53	General Manager of Doe Run Peru
David A. Chaput	47	Vice President Finance, Treasurer and Chief Financial Officer of Doe Run
Dennis A. Sadlowski	65	Director and Secretary of Doe Run
Thomas P. Krasner	43	Director

Pursuant to the Investor Rights Agreement, Doe Run maintains a three person Board of Directors, consisting of Mr. Rennert, Mr. Sadlowski and Mr. Krasner . The holders of a majority of the warrants nominated Mr. Krasner for election as the independent director. See “Item 13 -Certain Relationships and Related Transactions.”

Ira Leon Rennert has been Chairman and Chief Executive Officer of Doe Run’s indirect parent, Renco (including predecessors), since Renco’s first acquisition in 1975 and has been Chairman and a Director of Doe Run since its acquisition by Renco in April 1994. Renco holds interests in a number of manufacturing and mining concerns operating in businesses that do not compete with Doe Run, including, among others, controlling interests in WCI Steel, Inc. (WCI Steel) (where Mr. Rennert serves as Chairman) and U.S. Magnesium LLC and an interest in a joint venture that controls AM General LLC (the manufacturer of the HUMVEE® - where Mr. Rennert served as Chairman until August 2004). Mr. Rennert also owns, both through Renco and other entities, a portfolio of more passive investments.

Jeffrey L. Zelms has served as Vice Chairman of Doe Run since December 1998 and as President and Chief Executive Officer of Doe Run and its predecessor since August 1984. Mr. Zelms has over 30 years of experience in the mining industry. Mr. Zelm retired as President on January 1, 2006. He will retire as Vice Chairman and as CEO on April 1, 2006.

A. Bruce Neil was appointed as Mr. Zelm’s successor to the position of President of Doe Run on January 1, 2006. He will continue to serve as President of Doe Run Peru until April 1, 2006. He has served as President and General Manager of Doe Run Peru since September 1, 2003, but ended his term as General Manager of Doe Run Peru on January 1, 2006. He was Vice President of Doe Run since October 11, 2004. Mr. Neil served as General Manager at the Glover Smelting Division from September 2001 to August 31, 2003. From September 1998 to August 2001, Mr. Neil served as an Operations Manager of Doe Run. Prior to joining Doe Run in 1998, Mr. Neil held positions with ASARCO, where he was involved in custom lead refining, and with Noranda, Inc. and Timminco Limited smelters in Quebec, New Brunswick and Ontario, Canada. He has over 30 years of experience in the metals industry. Pursuant to our management succession plan, Mr. Neil will become Chief Executive Officer of Doe Run on April 1, 2006.

Marvin K. Kaiser has served as Executive Vice President and Chief Administrative Officer since May 2004, as Executive Vice President and Chief Financial and Administrative Officer from September 2001 through April 2004, and as Vice President and Chief Financial Officer of Doe Run and its predecessor from January 1994 through September 2001. Prior to joining Doe Run in 1999, Mr. Kaiser was the Chief Financial Officer of AMAX Gold, Inc., a gold producing company. Mr. Kaiser is a Certified Public Accountant. Effective March 1, 2006, Mr. Kaiser retired.

James W. Grubbs joined Doe Run on December 1, 2004 as Vice President Sales and Marketing. Prior to that time, Mr. Grubbs served as Vice President Marketing for Ok Tedi Mining Ltd. Mr. Grubbs has 30 years experience in the metals industry.

Jerry L. Pyatt has served as Vice President Domestic Operations and Chief Operating Officer since September 2001. Prior to that time Mr. Pyatt served as Vice President Secondary Smelting of Doe Run and General Manager of Doe Run’s resource recycling operation. Mr. Pyatt joined the Company in 1991 as a Metallurgical Engineer.

Juan Carlos Huyhua, a Peruvian native, was appointed as General Manager of Doe Run Peru on January 1, 2006. Prior to that time, he served Doe Run Peru for eight years, as vice president and manager of operations. Pursuant to our management succession plan, Mr. Huyhua will become the President of Doe Run Peru on April 1, 2006.

David A. Chaput has served as Chief Financial Officer since May 2004, as Vice President, Finance since September 2001 and as Treasurer since February 1993 . Prior to serving as Treasurer, Mr. Chaput served as Manager of Credit and Financial Services from June 1987 through January 1993. Mr. Chaput has 24 years of experience in the extractive and natural resources industries.

Dennis A. Sadlowski, Esq. was appointed to Doe Run’s Board of Directors on  October 29, 2002. Mr. Sadlowski also serves as the Secretary of Doe Run. Mr. Sadlowski has served as the Vice President-Law of Renco since 1996.

Thomas P. Krasner has served as a Director since January 13, 2003. Mr. Krasner, a Chartered Financial Analyst, co-founded Concise Capital, a high-yield hedge fund in January 2004. Mr. Krasner was Executive Vice President of Harch Capital Management, Inc., an investment management firm located in Boca Raton, Florida, from March 1999 through December 2003. From March 1996 through March 1999, Mr. Krasner was a Principal and Portfolio Manager at Biscayne Capital Management, Fort Lauderdale, Florida. He previously served as

Chairman of the Board, CEO and President of Trism, Inc. from January 2001 through December 2001. In December 2001, Trism, Inc. filed for bankruptcy court protection under the U.S. Bankruptcy Code. Mr. Krasner has also served as a member of the boards of directors of Birch Telecom, Inc., FWT, Inc., Sterling Chemicals, Inc, and Trism, Inc.

Corporate Governance and Code of Ethics

The Board of Directors acts as the Audit Committee. Thomas P. Krasner has been designated by the Board of Directors as the “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The Board of Directors has determined that, in its judgment, Mr. Krasner meets all applicable independence standards to serve in such a capacity.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller and all our other personnel. We have filed a copy of the Code of Ethics with this document, and it is available on the SEC’s website at www.sec.gov.

Item 11. Executive Compensation

The following table sets forth compensation earned for the three fiscal years ended October 31, 2005, by those persons who were either (a) our Chief Executive Officer as of October 31, 2005 or (b) one of our four other most highly compensated executive officers or executive employees as of October 31, 2005 (collectively, the “named executive officers”). Certain balances under the “Bonus” and “All Other Compensation” columns have been reclassified from their previous presentation in order to conform to the current year presentation, which is described below.

Summary Compensation Table

		Annual Compensation (1)		All Other
Name and Principal Position	Year	Salary	Bonus (2)	Compensation (3)(4)(5)(6)

Jeffrey L. Zelms	2005	$515,000	$460,401	$28,078
Vice Chairman, President and Chief	2004	$500,000	$491,287	$26,061
Executive Officer	2003	$500,000	$263,680	$59,432

Marvin K. Kaiser	2005	$286,000	$250,780	$9,964
Executive Vice President and Chief	2004	$275,000	$282,502	$5,457
Administrative Officer	2003	$275,000	$144,933	$3,000

A. Bruce Neil	2005	$231,333	$202,915	$107,265
Vice President	2004	$182,500	$186,376	$73,992
President – Doe Run Peru	2003	$135,667	$16,498	$36,890

Jerry L. Pyatt	2005	$208,000	$169,386	$9,964
Vice President and Chief Operating	2004	$200,000	$199,516	$4,787
Officer – U.S. Operations	2003	$200,000	$106,544	$2,750

David A. Chaput	2005	$208,000	$167,386	$9,964
Vice President Finance	2004	$185,000	$191,139	$4,428
Treasurer and Chief Financial Officer	2003	$170,000	$90,563	$2,540

(1)           Aggregate value of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of total salary and bonus for any named executive officer.

(2)           Except as indicated below, amounts disclosed were awarded under our gainsharing bonus plan and performance bonus plan as follows:

Named Executive Officer	Year	Gainsharing Bonus	Performance Bonus
Jeffrey L. Zelms	2005	$10,401	$200,000
	2004	$23,678	$217,609
	2003	$13,680	—
Marvin K. Kaiser	2005	$6,030	$107,250
	2004	$12,936	$132,066
	2003	$7,433	—
A. Bruce Neil	2005	$11,915	$191,000
	2004	$6,286	$180,090
	2003	$3,998	$12,500
Jerry L. Pyatt	2005	$4,386	$65,000
	2004	$9,471	$90,045
	2003	$6,544	—
David A. Chaput	2005	$4,386	$78,000
	2004	$8,490	$97,649
	2003	$5,563	—

In 2003, 2004 and 2005, Messrs. Zelms, Kaiser, Pyatt and Chaput also received stay bonuses of $250,000, $137,500, $100,000 and $85,000, respectively. The stay bonus arrangements terminated on October 31, 2005.

(3)                                  An amount of $102,823, $71,255 and $34,855 for the years 2005, 2004 and 2003, respectively, included  as “All Other Compensation” for Mr. Neil represents a foreign service bonus, goods and services allowance, hardship pay, housing and tax services provided for under our long-term international assignment policy.

(4)                                  The amount shown as “All Other Compensation” for 2005 for Mr. Zelms represents $8,549 of tax services and medical expenses, and $10,000 of policy premiums under a split dollar life insurance agreement. We pay the premiums on a split dollar life insurance policy, and are entitled to receive the proceeds of the policy upon death of Mr. Zelms, termination of the agreement, or surrender or maturity of the policy.

(5)                                  The named executive officers also participate in our profit sharing plan, which covers substantially all of our U.S. employees. The profit sharing allocation is paid in two parts:  a cash payment and 401(k) payment. The cash amounts paid in 2005 for Messrs. Zelms, Kaiser, Neil, Pyatt and Chaput were $1,889, $1,049, $0, $763 and $763, respectively. The 2005 401 (k) portions of profit sharing allocation, which was paid in 2006 for Messrs. Zelms, Kaiser, Neil, Pyatt and Chaput were $3,633, $4,473, $0, $4,759 and $4,759, respectively. The 2004 profit sharing allocation, which was paid in 2005, for Messrs. Zelms, Kaiser, Neil, Pyatt and Chaput was $4,468, $2,457, $0, $1,787 and $1,653, respectively. There was no 2003 profit sharing allocation.

(6)                                  The amounts disclosed in “All Other Compensation” include contributions under our 401(k) plan for 2005, 2004 and 2003, respectively, which were as follows: Mr. Zelms: $4,008, $3,000 and $3,000; Mr. Kaiser: $4,442, $3,000 and $3,000; Mr. Neil: $4,442, $2,737 and $2,035; Mr. Pyatt: $4,442, $3,000 and $2,750; and Mr. Chaput: $4,442, $2,775 and $2,540.

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

The preceding table shows the estimated amount of annual retirement income (calculated as a straight life annuity benefit) payable to employees under The Doe Run Resources Corporation Retirement Plan for Salaried Employees, supplemented by the Doe Run Resources Corporation Supplemental Employee Retirement Plan (SERP) at age 65. The SERP is a non-qualified plan under which any benefits not payable from Retirement Plan assets by reason of the limitations imposed by the Code are paid by us. The benefits paid are not subject to any deduction for social security. In the case of Mr. Pyatt, benefits are offset by pension benefits that he is entitled to receive under pension plans maintained by other employers that at one point in time were related to Doe Run.

Retirement benefits are based on a member’s average monthly “compensation” for the highest 36 consecutive months out of the final 120 months. “Compensation” covered by the Retirement Plan includes basic salary, overtime pay, cash bonuses and amounts contributed through a salary reduction arrangement to a qualified plan which meets the requirements of Section 401(k) of the Code or to a cafeteria plan which meets the requirements of Section 125 of the Code. “Compensation” covered by the Retirement Plan does not include commissions, income from the exercise of stock options or income from shadow stock, other special pay or allowances, severance pay, payments in the nature of royalties, and the cost to us of any public or private employee benefit plan.

As of July 1, 2005, no new employees are eligible to participate in any of our defined benefit plans, and benefit accruals of all participants were frozen.

As of December 31, 2005, the following named  executive officers had completed the number of years of service indicated opposite their names: Jeffrey L. Zelms, 37 years; Marvin K. Kaiser, 11 years; Jerry L. Pyatt, 25 years; David A. Chaput, 18 years; and A. Bruce Neil, 6 years.

Compensation of Directors

Directors, other than the independent director, receive no pay for their services. The independent director is paid $24,000 annually for duties that include attending four regularly scheduled meetings each year. For each additional meeting, the independent director receives $6,000 or $3,000 for attending in person or participating telephonically, respectively. For meetings in 2005, Mr. Kaiser, the independent director received $57,000.

Employment Agreements

Messrs. Zelms, Kaiser, Pyatt and Chaput are parties to employment agreements with Doe Run

The agreements are for a term of one year and are automatically renewable for additional one-year terms,

unless either party gives written notice at least three months prior to the respective renewal dates. Pursuant to the terms of these agreements, compensation for Messrs. Zelms, Kaiser, Pyatt and Chaput is as follows for 2005 and 2006

	Base Compensation
	2005	2006
Jeffrey L. Zelms	$515,000	$530,450
Marvin K. Kaiser	$286,000	$294,580
Jerry L. Pyatt	$208,000	$214,240
David A. Chaput	$208,000	$214,240

The Board of Directors may determine from time to time in his discretion, to award additional compensation, subject to the terms of the credit agreements.

The agreements require that, during the term of their employment, the officers shall not, directly or indirectly, engage in any aspect of the business of lead mining, milling, recycling or sale within the continental United States as an officer, director, partner, proprietor, investor, associate, employee or consultant except with Doe Run. In addition, each of the named executive officers has agreed to maintain the confidentiality of information obtained during employment with Doe Run.

As a result of Mr. Zelms’ retirement, Mr. Neil became President of Doe Run on January 1, 2006 and will become the Chief Executive Officer of Doe Run on April 1, 2006. As a result, we are currently negotiating a new employment agreement with Mr. Neil, pursuant to which, we expect his annual base salary to be $400,000. This new agreement will replace Mr. Neil’s employment agreement with Doe Run Peru that entitled him to an annual salary of $208,000 and certain annual bonuses and payments resulting from his international assignment in Peru totaling approximately $90,000.

Net Worth Appreciation Agreements

Messrs. Zelms, Kaiser, Neil, Pyatt and Chaput are each parties to net worth appreciation agreements with Doe Run, pursuant to which, upon termination of each person’s employment other than for cause, they are entitled to receive a fixed percentage of the increase in our “net worth” from November 1, 2004 until the end of the fiscal quarter preceding the date of his termination. The amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination date. The net worth appreciation agreements also provide that, in the event of payment of a dividend or a sale of our company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. The following table summarizes the net worth percentages for the named executive officers who are parties to these agreements.

	Vested Credit as of	Maximum
	11/01/05 of Net Worth	Credit
Executive Officer	Appreciation Credit	As of 11/1/07
Jeffrey L. Zelms	3.0%	5.0%
Marvin K. Kaiser	0.9%	1.5%
A. Bruce Neil	0.6%	1.0%
Jerry L. Pyatt	0.6%	1.0%
David A. Chaput	0.3%	0.5%

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of Doe Run’s common stock by each beneficial owner of 5% or more of the common stock, each director and each named executive officer during the last fiscal year, and all directors and executive officers of Doe Run as a group.

Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares or interests, as applicable, shown as beneficially owned by them.

Name	Number of Shares	Percent

The Renco Group, Inc. (1)(2)	1,000	100.0
DR Acquisition Corp. (1)	1,000	100.0
Ira Leon Rennert (1)(2)	1,000	100.0
Directors and executive officers as a group	1,000	100.0

(1)   The address of this beneficial owner is c/o The Renco Group, Inc., 30 Rockefeller Plaza, Suite 4225, New York, New York 10112.

(2)   Renco is deemed to beneficially own the common stock of Doe Run owned by DR Acquisition Corp. due to the ownership by Renco of all of the outstanding common stock of DR Acquisition Corp., and Mr. Rennert is deemed to beneficially own the common stock of Doe Run owned by Renco due to the ownership of all of the outstanding common stock of Renco through trusts established by him for himself and members of his family.

By virtue of Renco’s indirect ownership of all of the outstanding common stock of Doe Run, and Mr. Rennert’s ownership of the stock of Renco, Mr. Rennert is in position to influence actions that require the consent of a majority of the holders of equity interests in Doe Run and its subsidiaries, subject to the approval of the independent director, which is required for certain transactions. See the discussion below in “Item 13. Certain Relationships and Related Transactions” for actions that require approval by the independent director.

Item 13. Certain Relationships and Related Transactions

Under a management consultant agreement, dated as of April 7, 1994, as amended, between Renco and Doe Run, Doe Run accrues an annual fee of $2.4 million to Renco. The management consultant agreement provides that Doe Run shall not make any payment that would violate any of its agreements with respect to any of its outstanding indebtedness. The management consultant agreement extends to October 31, 2006 and thereafter shall continue for additional terms of three years each unless sooner terminated by either party by giving six months prior written notice. In the year ended October 31, 2005, Doe Run recorded an expense of $2.4 million pursuant to the management consultant agreement and made payments of $1.3 million to Renco. At October 31, 2005, $8.7 million remained unpaid to Renco. We believe that the cost of obtaining the type and quality of services rendered by Renco under the management consultant agreement was, and continues to be, no less favorable than that at which we could obtain such services from unaffiliated entities.

Doe Run is subject to a tax sharing agreement with Renco effective October 29, 2002, as amended January 30, 2004. Pursuant to the agreement, Doe Run is required to make quarterly payments based on a pro forma federal and state income tax liability, assuming that Doe Run is not and never was a subsidiary of Renco, plus amounts reasonably determined by Renco to cover tax liabilities of current or prior years not reflected in Doe Run’s pro forma tax calculations. Until the obligations under the Doe Run revolving credit facility, the 11.75% notes and the warrants have expired, the pro forma income tax liabilities will assume that Doe Run became a C corporation under the Code on the day after restructuring, and will include no income attributable to any cancellation of indebtedness prior to the restructuring or any effect of such cancellation on the basis of the assets of Doe Run. $0.5 million was paid in 2005 under the agreement.

Renco has elected for us to be treated as a qualified subchapter S subsidiary, also known as a QSSS, for U.S. federal tax purposes. Most states in which we operate will follow similar tax treatment. QSSS status requires the ultimate shareholders to include their pro rata share of our Company’s income or loss in their individual tax returns. The election does not affect foreign income taxes related to the Company’s foreign subsidiaries. As a result, the Company’s taxable income will be included in Renco’s shareholders’ income tax returns. Generally, no provision for U.S. federal income taxes will be included in our statements of income for periods beginning after October 31,

1998. We will continue to provide for foreign, state and local income taxes for those taxing jurisdictions that do not recognize QSSS status. However, under the “built-in gains” provisions of the Code, federal and state taxes may become payable and will be charged to our statement of income. Such taxes are measured by the excess of the fair market value of assets over their tax bases on the effective date of the QSSS election if the appreciated assets are disposed of within the ten-year post-conversion period. It is not management’s present intent to trigger any taxes under the built-in gains provisions of the Code. We may still make payments to Renco pursuant to the tax sharing agreement discussed above.

On March 21, 2003 Renco and the Renco term note lenders entered into a term note assignment agreement whereby Renco purchased all of the rights of the agent and lenders under the Renco term note. The Renco term note was amended April 30, 2004 to amend, among other things, financial covenants and waive covenant defaults. As of October 31, 2005, $8.0 million was unpaid on the Renco term note. The Renco term note was also amended on January 17, 2006 to amend the maturity date to June 16, 2006, reaffirmed the waiver of a default and to set forth a payment schedule for the unpaid balance until the new maturity date. Subsequent to October 31, 2005 $6.0 million has been paid to Renco.

We are a member of a controlled group with other Renco-owned companies. Accordingly, we are jointly and severally liable with all other members of the controlled group under Title IV of ERISA for obligations of other members of the controlled group that could include certain pension funding and excise taxes in the event that any member of the controlled group does not satisfy certain of its pension obligations arising pursuant to ERISA.

In such an event, statutory liens would arise in favor of the PBGC upon the assets of the other members of the controlled group not in bankruptcy, and the PBGC may seek to obtain court approval for a PBGC termination and may require the other members of the controlled group to satisfy such pension plan obligations. In the event that a PBGC termination occurs, and the PBGC requires that we satisfy such pension plan obligations, such requirements could have a materially adverse effect on our financial condition and liquidity. Obligations under the controlled group have not been determined.

On February 3, 2006, the PBGC notified another member of the controlled group of its intention to seek a PBGC Termination of that member's plan. On the same day, the PBGC filed a complaint in the US District Court seeking to terminate the plan as of February 3, 2006 and for the appointment of the PBGC as the plan's Trustee under ERISA. An agreement in principal has been reached whereby sponsorship of the member's plan would be transferred to Renco and upon the agreement being finalized, the PBGC would withdraw its complaint and PBGC Termination. In any event, Renco has assured the Company that these actions will not have an impact on the Company's financial condition.

Pursuant to an Investor Rights Agreement, dated as of October 29, 2002, at any time during which the warrants issued pursuant to Doe Run’s restructuring are outstanding, Doe Run’s Board of Directors will consist of three individuals, two of whom are to be nominated by the stockholder of Doe Run, and one of whom, the independent director, is to be nominated by the holders of a majority of the warrants. Pursuant to the Investor Rights Agreement, Doe Run may not take, nor permit any of its subsidiaries to take, certain actions without the approval of the independent director. These actions include filing a voluntary bankruptcy petition, merging or consolidating with another entity, issuing capital stock or securities convertible into capital stock, making certain changes to its charter documents or incurring certain levels of indebtedness. The holders of a majority of the warrants have chosen Thomas P. Krasner as the independent director. See “Item 10. Directors and Executive Officers of the Registrant.”

The holders of a majority of the warrants may, upon the occurrence of a major default, appoint a special director to Doe Run’s Board of Directors. The special director would have super-majority voting powers and be able to require Doe Run to undertake certain transactions. Upon such appointment, the special director would be entitled to cast a majority of the votes at all meetings of directors, and Doe Run would be required to take any of the following actions if approved by the special director: (i) sell all of its or any of its subsidiaries capital stock, (ii) merge or consolidate itself or any of its subsidiaries with any other entity, and (iii) sell off any or all of its assets or any of its subsidiaries and apply the proceeds of such sale to cure any payment default with respect to the 11.75% Notes. The special director, if appointed to Doe Run’s Board of Directors, could have a significant impact on the operation of Doe Run’s business as well as its strategic direction.

On October 29, 2002, Renco purchased 2,000 shares of redeemable preferred stock of Doe Run for $20.0 million. The redeemable preferred stock accrues dividends at a rate of 12.5% per annum, which are payable only in kind as long as the term note or warrants are outstanding. The redeemable preferred stock ranks senior to all other classes of capital stock of Doe Run for purposes of liquidation preference and dividends and is redeemable, at the option of Renco, at any time after May 1, 2009. Renco was issued 316, 282 and 251 shares on October 31, 2005, October 31, 2004 and November 1, 2003, respectively, as payment of the aforementioned dividends. See “Item 8. Financial Statements and Supplementary Data—Note 9 to Consolidated Financial Statements” for further information regarding the redeemable preferred stock and related dividends.

Item 14. Principal Accounting Fees and Services

Crowe Chizek served as our independent registered public accounting firm for the fiscal years ended October 31, 2005 and 2004. KPMG served as our independent registered public accounting firm for the quarter ended January 31, 2004.

The following fees were paid to Crowe Chizek and KPMG for services rendered during our last two fiscal years (in thousands):

•                  Audit Fees:  $542 and $521 to Crowe Chizek and $65 and $35 to KPMG  for fiscal years ended October 31, 2005 and 2004, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements, review of financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

•                  Audit-related Fees:  $0 to Crowe Chizek and KPMG for the fiscal years ended October 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than fees reported above.

•                  Tax Fees:  $0 to Crowe Chizek and KPMG for the fiscal years ended October 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

•                  All Other Fees:  $135 and $0 to Crowe Chizek for the fiscal years ended October 31, 2005 and 2004, respectively and $0 to KPMG for the fiscal years ended October 31, 2005 and 2004 for products and services provided by the principal accountant, other than the services reported above.

Our board of directors has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm. The policy provides for pre-approval by the board of directors of specifically defined audit and permitted non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Board of Directors must approve the permitted service before the independent registered public accounting firm is engaged to perform it.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)   Documents filed as part of this Form 10-K:

1.               Financial Statements (included in Part II, Item 8):

(a)                        The Doe Run Resources Corporation

Independent Registered Public Accountants’ Report

Consolidated Balance Sheets – October 31, 2005 and 2004

Consolidated Statements of Operations – Years ended October 31, 2005, 2004 and 2003

Consolidated Statements of Comprehensive Income (Losses) and Shareholder’s Equity (Deficit) – Years ended October 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years ended October 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(b)         Doe Run Peru S.R.L.

Independent Registered Public Accountants’ Report

Balance Sheets - October 31, 2005 and 2004

Statements of Operations - Years ended October 31, 2005, 2004 and 2003

Statements of Changes in Shareholders’ Equity (Deficit) - Years ended October 31, 2005, 2004 and 2003

Statements of Cash Flows - Years ended October 31, 2005, 2004 and 2003

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

(b) Exhibits.

The information called for by this paragraph is contained in the Exhibit Index of this report, which is incorporated herein by reference.

(c) Financial Statement Schedules.

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
Jeffrey L. Zelms
Vice Chairman and Chief Executive Officer
March 21, 2006
(Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ira Leon Rennert	/s/ Ira Leon Rennert	March 21, 2006
Chairman of the Board and Director	Signature	Date

Jeffrey L. Zelms
Vice Chairman and Chief Executive Officer	/s/ Jeffrey L. Zelms	March 21, 2006
(principal executive officer)	Signature	Date

David A. Chaput
Chief Financial Officer
Vice President and Treasurer (principal financial	/s/ David Chaput	March 21, 2006
officer and principal accounting officer)	Signature	Date

Dennis A. Sadlowski	/s/ Dennis A. Sadlowski	March 21, 2006
Director and Secretary	Signature	Date

Thomas P. Krasner	/s/ Thomas P. Krasner	March 21, 2006
Director	Signature	Date

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders covering the registrant’s 2005 fiscal year and no proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders has been or will be sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Doe Run. (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of Doe Run. (10)
3.3	Amended and Restated By-laws of Doe Run. (10)
3.4	Certificate of Incorporation of FPI. (1) Ex. 3.3
3.5	Bylaws of FPI. (1) Ex. 3.4
3.6	Certificate of Incorporation of Doe Run Cayman. (1) Ex. 3.5
3.7	Memorandum and Articles of Association of Doe Run Cayman. (1) Ex. 3.6
3.8	Constitución de Sociedad Comercial de Responsibilidad Limitada de Doe Run Peru (with English translation). (1)
3.10	Certificate of Formation of DR Land Holdings, LLC. (3)
3.11	Limited Liability Company Agreement of DR Land Holdings, LLC. (3)
3.12	Certificate of Formation of The Buick Resource Recycling Facility, LLC. (10).
3.13	Limited Liability Company Agreement of The Buick Resource Recycling Facility, LLC. (10)
4.1.1

Indenture, dated as of March 12, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining and Doe Run Peru, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11¼% Senior Notes due 2005, Series A, Floating Interest Rate Senior Notes due 2003, Series A, 11¼% Senior Notes due 2005, Series B and Floating Interest Rate Senior Notes due 2003, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (1)

4.1.2

First Supplemental Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (2)

4.1.3

Second Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (3)

4.1.4

Third Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza and DR Land Holdings, LLC (DRLH), as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (3)

4.1.5

Fourth Supplemental Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, Doe Run Cayman, FPI, DR Land Holdings, Doe Run Peru and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of March 12, 1998. (10).

4.2.1

Indenture, dated as of September 1, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11¼% Senior Secured Notes due 2005, Series A and 11¼% Senior Secured Notes due 2005, Series B and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (2)

4.2.2

First Supplemental Indenture, dated as of September 16, 1998, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Cobriza, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)

4.2.3

Second Supplemental Indenture, dated as of January 13, 1999, by and among Doe Run, as issuer, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development, Cobriza and DRLH, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (3)

4.2.4	Pledge Agreement, dated as of January 15, 1999, by Doe Run to State Street Bank and Trust Company. (3)
4.2.5

Third Supplemental Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, Doe Run Cayman, FPI, DR Land Holdings, Doe Run Peru and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, supplementing the Indenture, dated as of September 1, 1998. (10)

4.4

Registration Rights Agreement, dated as of September 1, 1998, by and among Doe Run, FPI, Doe Run Cayman, Doe Run Mining, Doe Run Peru, Doe Run Air, Doe Run Development and Jefferies & Company, Inc., relating to the 11¼% Senior Secured Notes due 2005. (2)

4.5.1

Indenture, dated as of October 29, 2002, by and among Doe Run, as issuer, The Buick Resource Recycling Facility, DR Land Holdings, FPI, Doe Run Peru, Doe Run Cayman and Doe Run Development, as guarantors, and State Street Bank and Trust Company, as trustee, relating to the 11 ¾% Notes due 2008 and the Guarantees thereof (containing, as exhibits, specimens of the Notes and the Guarantees). (10).

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

4.5.6	Participations Pledge Agreement, dated as of October 29, 2002, by and among Doe Run Cayman, State Street Bank and Trust Company, Regiment Capital Advisors, L.L.C. and Doe Run Peru. (10)
4.5.7	Intercreditor Agreement, dated as of March 21, 2003 by and among Congress Financial Corporation, The Renco Group, Inc. and U.S. Bank National Association. (10)
4.5.8	Environmental Compliance and Indemnity Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and State Street Bank and Trust Company. (10)
4.6	Stock Purchase Agreement, dated as of October 29, 2002, by and between Doe Run and The Renco Group, Inc. (10)
10.1.1	Amended and Restated Executive Employment Agreement, dated as of April 7, 1994, as amended through November 1, 2002, between Doe Run and Jeffrey L. Zelms. (10)
10.1.2	Amended and Restated Executive Employment Agreement, dated as of April 7, 1994, as amended through October 31, 2002, between Doe Run and Marvin K. Kaiser. (10)
10.1.3	Certified Translation of Employment Agreement, dated as of March 31, 2003, between Doe Run Peru and A. Bruce Neil. (11)
10.1.4	Executive Employment Agreement, dated as of September 17, 2001, between Doe Run and Jerry L. Pyatt. (11)
10.1.5	Employment Agreement, dated as of April 7, 1994, between Doe Run and David A. Chaput. (11)
10.1.6	Employment Agreement, dated as of November 18, 2004, between Doe Run and James W. Grubbs. (11)
10.1.7	Amendment One to Employment Agreement dated November 1, 2002, between Doe Run and David A. Chaput. (11)
10.1.8	Amendment One to Amended and Restated Executive Employment Agreement dated November 1, 2002 between Doe Run and Marvin Kaiser. (11)
10.1.9	Amendment One to Employment Agreement dated November 1, 2002 between Doe Run and Jerry L. Pyatt. (11)
10.1.10	Amendment One to Amended and Restated Executive Employment Agreement dated November 1, 2002 between Doe Run and Jeffrey L. Zelms. (11)
10.1.11	Certified Translation of First Amendment to Employment Agreement dated June 1, 2004 between Doe Run Peru and A. Bruce Neil (amendment to Exhibit 10.1.3). (11)
10.1.12	Amendment Two to Amended and Restated Executive Employment Agreement dated February 17, 2006 between Doe Run and Marvin Kaiser. (13)
10.2.1	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Jeffrey L. Zelms. (12)
10.2.2	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Marvin K. Kaiser. (12)
10.2.3	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Jerry L. Pyatt. (12)
10.2.4	Amended and Restated Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and David A. Chaput. (12)
10.2.5	Net Worth Appreciation Agreement, dated as of July 1, 2005, between Doe Run and Bruce Neil (13)

10.2.6	First Amendment to Amended and Restated Net Worth Agreement dated February 22, 2006, between Doe Run and Marvin Kaiser. (13)
10.3	The Doe Run Resources Corporation Supplemental Employee Retirement Plan. (1)
10.4	The Doe Run Company Executive Tax Services Plan. (1)
10.5.12

Amended and Restated Loan and Security Agreement, dated as of October 29, 2002, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent. (10)

10.5.13

Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated as of March 11, 2003, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent. (10)

10.5.14

Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated as of April 9, 2004, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions named therein, as lenders, Congress Financial Corporation, as agent and The CIT Group/Business Credit, Inc., as co-agent. (10)

10.5.15

Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated as of October 14, 2005, by and among Doe Run, The Buick Resource Recycling Facility and FPI, as guarantors, the financial institutions  named therein, as lenders, Wachovia Bank, N.A., as agent and The CIT Group/Business Credit, Inc., as co-agent. (13)

10.6

Contrato de Transferencia de Acciones, Aumento del Capital Social y Suscripción de Acciones de La Empresa Metalúrgica La Oroya S.A. (Contract of Stock Transfer, Capital Increase and Stock Subscription) (with English translation). (1)

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
10.15

Financial leasing dated January 20, 1999 entered into by and between Credito Leasing S.A. and Banco de Credito del Peru as party of the first part and Doe Run Peru S.R.L. as party of the second part (English). (5) 10.1

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
10.19.9

Assignment and Acceptance dated as of March 21, 2003 by and among Doe Run, Regiment Capital II, L.P. and Lathi, LLC, as assignors, The Renco Group, Inc., as assignee and new agent and Regiment Capital Advisors, L.L.C. as prior agent. (10)

10.19.10	Amended and Restated Credit Agreement dated as of April 30, 2004 by and between Doe Run and The Renco Group, Inc., as agent and lender. (10)
10.19.11	Third Amendment to Amended and Restated Credit Agreement dated as of October 14, 2005 by and between Doe Run and The Renco Group, Inc., as agent and lender. (13)
10.19.12	Fourth Amendment to Amended and Restated Credit Agreement dated as of January 17, 2006 by and between Doe Run and The Renco Group, Inc., as agent and lender. (13)
10.20	Asset Transfer Agreement, dated as of October 29, 2002, by and between Doe Run and The Buick Resource Recycling Facility. (10)
10.22	Amended and Restated Tax Sharing Agreement, effective as of October 30, 2002, by and between Doe Run and The Renco Group, Inc. (10)
10.23.1	Subordinated Promissory Note dated September 12, 2002 between Doe Run and Doe Run Peru. (10)
10.23.2	Correspondence relating to cancellation of previously existing deposit and loan facilities with Banco de Credito Overseas Limited. (10)
10.23.3	Revised and Amended Subordinated Promissory Note, effective as of December 9, 2005, between Doe Run and Doe Run Peru. (13)
10.24.1	Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation). (10)
10.24.2	Accounts Receivable Assignment of Rights Agreement dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation). (10)
10.24.3	Global and Floating Pledge Agreement dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru (with English translation). (10)
10.24.4	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated February 16, 2004. (10)
10.24.5	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated September 14, 2005 (English translation). (13)
10.24.6	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated October 21, 2005 (English translation). (13.
10.24.7	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated October 31, 2005 (English translation). (13)
10.24.8	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated November 22, 2005 (English translation). (13)
10.24.9	Amendment to Working Capital Facility dated September 17, 2002 between Doe Run Peru and Banco de Credito del Peru, dated December 15, 2005 (English translation). (13)
14	Code of Ethics. (11)

21	List of Subsidiaries of Registrant. (10)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (13)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

(1)                                  Incorporated by reference to the exhibit  in the Registration Statement on Form S-4, as amended (File No. 333-52285), originally filed May 11, 1998.

(2)                                  Incorporated by reference to the exhibit in Form 8-K (File No. 333-52285) filed September 16, 1998.

(3)                                  Incorporated by reference to the exhibit in the Registration Statement on Form S-4, as amended (File No. 333-66291), originally filed October 29, 1998.

(4)                                  Incorporated by reference to the exhibit in Form 10-Q (File No. 333-52285) filed June 11, 1999.

(5)                                  Incorporated by reference to the exhibit in Form 10-Q (File No. 333-52285) filed September 13, 1999.

(6)                                  Incorporated by reference to the exhibit in Form 10-K (File No. 333-52285) filed January 26, 2000.

(7)                                  Incorporated by reference to the exhibit in Form 10-Q (File No. 333-66291) filed June 8, 2000.

(8)                                  Incorporated by reference to the exhibit in Form 10-K (File No. 333-66291) filed January 29, 2001.

(9)                                  Incorporated by reference to the exhibit in Form 10-K (File No. 333-66291) filed May 16, 2002.

(10)                            Incorporated by reference to the exhibit in Form 10-K (File No. 333-66291) filed June 2, 2004.

(11)                            Incorporated by reference to the exhibit in Form 10-K (File No. 333-66291) filed March 23, 2005.

(12)                            Incorporated by reference to the exhibit in Form 10-Q  (File No. 333-66291) filed September 14, 2005

(13)                            Filed with this Form 10-K.

GLOSSARY

Acid plant – A smelter’s acid plant collects the sulfur dioxide from the sinter plant and converts it into sulfuric acid, which is sold to fertilizer manufacturers.

Alloy – A mixture of metals.

Lead concentrate – After the raw ore is screened, crushed and ground at the mills, it is chemically treated in a flotation process to separate metal-containing mineral from the waste rock (tailings) and from each other. The resulting material is called lead concentrate.

NOV – Notice of Order Violation; action taken by the state when it believes that one or more of its orders has not been complied with.

Polymetallic ore – Ore that contains lead, zinc, copper, silver and other metals. Lead concentrates from Doe Run mining operations are transported to the Herculaneum smelter complex for treatment, while non-lead concentrates are sold.

Sinter – The two- to four-inch chunks of solid material that result from roasting the sulfur away from the lead concentrate. This material becomes feed to the blast furnace.

SIP – State Implementation Plan; a plan prepared by state government and approved by the EPA outlining how a company or community plans to reduce emissions during a specific time period (often three years). The goal is to get the concentration of certain materials measured in the air within EPA standards.

Slag – A byproduct of smelting. Slag is a glassy, sand-like material containing small amounts of lead, zinc, copper and other materials.

Tailings – Tailings and chat are leftover rock created from two different milling processes. Tailings and chat both contain a high level of limestone. Chat is coarser material, while tailings have the consistency of fine sand. Tailings have been used as agricultural lime.

Treatment Charges – A form of compensation received by a smelter, stated as a flat rate per unit of metal contained, for the processing of metal bearing materials.