Form 10-Q
period 2006-01-31
DOE RUN RESOURCES CORP
filed 2006-04-28
CIK 1061112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Larger accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Number of shares outstanding of each of the issuer’s classes of common stock, as of April 28, 2006:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	January 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$29,460	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	104,751	85,740
Inventories	138,217	105,634
Prepaid expenses and other current assets	26,516	20,814
Total current assets	298,944	235,674
Property, plant and equipment, net	260,506	253,263
Other noncurrent assets, net	8,779	5,838
Total assets	$568,229	$494,775

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$132,704	$114,947
Accounts payable	128,926	92,275
Accrued liabilities	79,721	87,060
Total current liabilities	341,351	294,282

Long-term debt, less current maturities	271,566	271,566
Other noncurrent liabilities	69,179	68,337
Total liabilities	682,096	634,185

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,939 and 2,849 shares issued and outstanding at January 31, 2006 and October 31, 2005, respectively; liquidation and redemption value	29,385	28,495

Shareholder’s deficit:
Common stock, $.10 par value per share, 1,667 shares authorized; 1,000 shares issued and outstanding	—	—
Accumulated deficit	(97,598)	(123,141)
Accumulated preferred stock dividends in excess of paid in capital	(4,147)	(3,257)
Accumulated other comprehensive losses	(41,507)	(41,507)
Total shareholder’s deficit	(143,252)	(167,905)
Total liabilities and shareholder’s deficit	$568,229	$494,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Operations (unaudited)

(Dollars in thousands)

	Three Months Ended January 31,
	2006	2005

Net sales	$314,124	$235,982

Costs and expenses:
Cost of sales	263,387	198,003
Depreciation, depletion and amortization	6,113	6,137
Selling, general and administrative	13,107	10,927
Unrealized gain on derivative financial instruments	(1,955)	(798)
Other	1,307	1,837
Total costs and expenses	281,959	216,106

Income from operations	32,165	19,876

Other income (expense):
Interest expense, net	(2,737)	(3,441)
Other, net	(94)	252
	(2,831)	(3,189)

Income before income tax expense	29,334	16,687
Income tax expense	1,842	0

Net income	$27,492	$16,687
Preferred stock dividends	(890)	(792)
Net income allocable to common shares	$26,602	$15,895

Total comprehensive income	$27,492	$16,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended January 31,
	2006	2005

Cash flows from operating activities:
Net income	$27,492	$16,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,113	6,137
Imputed interest and amortization of deferred financing costs	60	1,346
Unrealized gain on derivative financial instruments	(1,955)	(798)
Losses from impairment and disposal of long-lived assets	126	1,210
Decrease resulting from other changes in assets and liabilities	(30,191)	(20,736)
Net cash provided by operating activities	1,645	3,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,264)	(16,569)
Net cash used in investing activities	(13,264)	(16,569)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	17,689	(2,097)
Payments on long-term debt	(96)	(12)
Net cash provided by (used in) financing activities	17,593	(2,109)

Net increase (decrease) in cash	5,974	(14,832)

Cash at beginning of period	23,486	20,318
Cash at end of period	$29,460	$5,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)       Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (“Doe Run”) and its subsidiaries, including Doe Run Peru S.R.L. ( “Doe Run Peru,” and on a consolidated basis, the “ Company”). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (“Renco”). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2006 and the results of operations for the three month periods ended January 31, 2006 and 2005. Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current presentation.

(2)       Financial Condition

The Company is highly leveraged and has significant commitments both in the U.S. and Peru for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes (see Note 7: Asset Retirement and Environmental Obligations). These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due. The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting Doe Run, many of which are beyond the Company’s control.

Metal prices have risen dramatically over the past two fiscal years. Lead prices increased from a London Metal Exchange (“LME”) settlement monthly average of $911.76 per short metal ton in October 2005 to $1,026.20 per short metal ton in January 2006. The Company has benefited from this price increase in both its lead metal and lead concentrate sales. In response to continued strong metal prices, our primary lead division made significant changes to operations in 2005. The lead grade of ore mined was lowered while the tonnage processed increased. These changes were made in an effort to optimize the return on Doe Run’s ore reserves. Doe Run continued to sell a substantial portion of the lead concentrates produced from its mines into the open market.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Doe Run’s indirect subsidiary, Doe Run Peru, however, has significant capital requirements under environmental commitments, substantial contingencies related to Peruvian taxes and has significant debt service obligations, each of which, if not satisfied, could result in a default under the Company’s credit agreements and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and the continuing increases seen in the first quarter of fiscal year 2006, the potential revenues and cash flow enhancements from the Company’s new ferrite project in Peru and the anticipated approval by the Peruvian government of the application to extend the PAMA requirement for the construction of the sulfuric acid plants, will enable the Company to continue as a going concern. However, there can be no assurance that these actions will achieve the desired results.

The Company continues to have substantial cash requirements in the future, including maturities in 2006 of $8,000 for a term note, cash interest payments on bonds of $25,729 during 2006 and revolving credit facilities, as described below, and also significant capital requirements under environmental commitments (see Note 7: Asset Retirement and Environmental Obligation). In addition, there are substantial contingencies related to taxes (see Note 4: Income Taxes) and litigation (see Note 8: Litigation).

Net unused availability at January 31, 2006 under the Doe Run Revolving Credit Facility was $23,100. Net unused availability at January 31, 2006 under the Doe Run Peru Revolving Credit Facility was approximately $200. In addition to the availability under its revolving credit facilities, the cash balance at Doe Run was $4,146 at January 31, 2006 and the cash balance at Doe Run Peru was $24,714 at January 31, 2006. Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations.

The Doe Run Revolving Credit Facility expires on August 29, 2008. The Doe Run Peru Revolving Credit Facility expires in the third quarter of 2006, and will require renegotiation to extend its terms. There can be no assurance that the Company will be successful, or if it is successful, that the renewal would be at terms that are favorable to the Company. The maturity date of the $8,000 term note has been extended to June 16, 2006 with an amended repayment schedule. The term note has been paid in full subsequent to January 31, 2006.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility. A default under the requirements of the Doe Run Peru Revolving Credit Facility results in defaults under the Doe Run Revolving Credit Facility and the indenture governing the bonds.

(3)       Inventories

Inventories consist of the following:

	January 31, 2006	October 31, 2005

Finished metals and concentrates	$25,135	$18,461
Metals and concentrates in process	80,425	55,681
Materials, supplies and repair parts	32,657	31,492
	$138,217	$105,634

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,422 and $5,389 at January 31, 2006 and October 31, 2005, respectively.

(4)       Income Taxes

Doe Run Peru has received income tax assessments from Peru’s tax authority, (“SUNAT”), for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Metaloroya S.A into Doe Run Peru., which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessments of years 1999 through 2001 also relate to the disallowance of the deduction of interest paid, the offsetting of losses on derivatives executed in the U.S. and some leaseback and leasing operations. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of January 31, 2006 totals approximately $116,200. The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $30,700. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,300 for calendar years 1998 through 2005.

Doe Run Peru has also received Value Added Tax (“VAT”) assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $46,200. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued the use of holding certificates for exports in June 2004. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $21,500 in regard to its exports with holding certificates.

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

The Company expects to utilize all of Doe Run Peru's net operating loss carryforwards in the current fiscal year. As a result, Doe Run Peru has recorded $1,842 of income tax expense for the first quarter of 2006.

Pursuant to the Company’s tax sharing agreement with Renco, dividends payable of $2,333 and $384 were reflected in the Company’s balance sheets at January 31, 2006 and October 31, 2005, respectively. The dividend payable at January 31, 2006 is scheduled to be paid in the second quarter of 2006.

(5)       Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended January 31,
	2006	2005

Service cost	$226	$547
Interest cost on projected benefit obligation	835	1,655
Expected return on assets	(740)	(1,423)
Net amortization and deferral of unrecognized net losses	524	708
Net periodic benefit cost	$845	$1,487

The Company is required to make total contributions of $10,082 in 2006, of which $2,021 had been paid as of January 31, 2006.

Net Worth Appreciation Agreements

Certain employees are parties to net worth agreements with Doe Run, pursuant to which, upon termination of each person’s employment with Doe Run, they are entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined in such agreement, from a base date until the end of the fiscal quarter preceding the date of his termination. Such amount is payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person’s employment, and at three month intervals thereafter. The net worth appreciation agreements also provide that, in the event of payment of a dividend, other than a dividend pursuant to the tax sharing agreement, or a sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. The Company recorded $672 in expense during the first quarter of 2006.

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

Operating Segments – Revenues

	Three Months Ended January 31,
	2006	2005
Revenues from external customers:
Doe Run Peru	$202,692	$148,385
Primary lead	82,774	63,937
Recycling operation	24,088	18,566
Fabricated products	3,363	3,815
Total	312,917	234,703
Revenues from other operating segments: (1)
Doe Run Peru	6,240	2,724
Primary lead	679	502
Recycling operation	82	98
Total	7,001	3,324
Total reportable segments	319,918	238,027
Metal sales not attributed to operating segments	5,144	2,521
Realized losses on derivative contracts	(3,937)	(1,242)
Intersegment eliminations	(7,001)	(3,324)
Total revenues	$314,124	$235,982

(1)   Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation, and amortization (“EBITDA”), as adjusted to exclude losses from impairment and disposal of long-lived assets and unrealized gains (losses) on derivatives (“Adjusted EBITDA”). Consolidated Adjusted EBITDA also excludes accretion expense under Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations (Statement No. 143), adopted November 1, 2002.

Operating Segments – Adjusted EBITDA

	Three Months Ended January 31,
	2006	2005

Doe Run Peru	$12,124	$8,476
Primary lead	31,696	22,246
Recycling operation	4,179	3,601
Fabricated products	305	457
Total reportable segments	48,304	34,780
Realized losses on derivatives	(3,937)	(1,242)
Other revenues and expenses (1)	(962)	(350)
Corporate selling, general and administrative expenses	(6,713)	(6,255)
Intersegment eliminations	41	25
Consolidated adjusted EBITDA	36,733	26,958
Depreciation, depletion and amortization	(6,113)	(6,137)
Interest expense, net	(2,737)	(3,441)
Unrealized gain on derivatives	1,955	798
Losses from impairment and disposal of long-lived assets	(125)	(1,210)
Asset retirement obligation accretion expense	(379)	(374)
Other	—	93
Income before income taxes	$29,334	$16,687

(1)   Other revenues and expenses consists of the profit on metal sales not attributed to operating segments and expenses not allocated to operating segments, including environmental expenses relating to historic operations of $261 and $0 for the three months ended January 31, 2006 and 2005, respectively.

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

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be increased to full value over time through charges of accretion to operating expense. In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and will be depreciated over the asset’s useful life. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows shall be recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

Doe Run’s mines and related processing facilities are governed by various agencies that have established minimum standards for reclamation. Doe Run’s primary smelter slag produced by and stored at the primary smelter in Herculaneum, Missouri, is currently exempt from hazardous waste regulation under the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), but is subject to a state closure permit, which requires Doe Run to contain and cover the pile upon cessation of operations. Doe Run’s mining and milling operations are subject to Missouri mine waste closure permit requirements and lease agreements that require Doe Run to reclaim surface areas, including remediation of mining waste disposal areas, and to perform closure activities underground. These activities, which tend to be site specific, generally include costs for earthwork, revegetation, water treatment and demolition. Closure activities may be performed over time.

Doe Run has a RCRA permit addressing the closure of portions of its recycling operation. The majority of the cost will arise from removing hazardous materials from the facility. No ARO liability or related asset cost has been recorded because the fair value of the obligation cannot be determined due to the indeterminate timing. The cost of closure, based on third party estimates for bonding purposes, is approximately $3,000. The life of the operation is considered indeterminable because there is not currently a cost-effective alternative to the lead acid batteries and because battery manufacturers are required to recycle the batteries.

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005. It applies to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow, including a financial guarantee for environmental issues.   Doe Run Peru must submit a mine closure plan to the Ministry of Energy and Mines by August 17, 2006. Doe Run Peru intends to hire a technical mining consultant to prepare the mine closure plan to include all the technical and legal requirements. The mine closure plan must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Pursuant to the tax stabilization agreement, Doe Run Peru is exempt from new obligations that could result in a reduction of its cash availability, such as the guarantee discussed above.  Therefore, Doe Run Peru considers that the establishment of the corresponding environmental guarantees would be in opposition to the provisions set forth in the tax stabilization agreement. The mining authorities could disagree with our position or there may be future obligations when our tax stabilization agreement expires on December 31, 2006.

Doe Run Peru has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the eventual covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the La Oroya smelter where the slag is currently stored.

The Company’s total recorded liability for AROs was approximately $15,566 and $15,188 as of January 31, 2006 and October 31, 2005, respectively.

Environmental remediation - Domestic Operations

The Company had recorded liabilities of approximately $15,700 and $20,000 related to remediation obligations as of January 31, 2006 and October 31, 2005, respectively.

Doe Run is subject to an Administrative Order on Consent (“AOC”), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, Missouri, elevated blood lead levels in the community and lead releases from the plant. Under this AOC, Doe Run completed additional soil testing in the area within a one-mile radius of the smelter and subsequently signed a second AOC with the U.S. Environmental Protection Agency (“ U.S.EPA), on December 21, 2001, which has essentially been completed. The May 29, 2001 AOC was modified effective on May 20, 2004. At January 31, 2006 the estimated remaining cost of remediating these properties was approximately $688.

Doe Run signed a settlement agreement with the State of Missouri on April 26, 2002, whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. The offers have expired except for a few with pending closing dates or special arrangements for a total of $138. As of January 31, 2006, a total of 150 homeowners had requested and were delivered offers, and 142 of those offers had been accepted. As of January 31, 2006, the Company had spent approximately $10,300 under the residential property purchase plan and another $1,700 of offers were not accepted or were accepted and have subsequently expired. Doe Run has complied in all material respects with the property purchase provisions of the settlement agreement.

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

Doe Run is subject to a State Implementation Plan (“SIP”) with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to attain and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected attainment of the lead standard for 10 of the last 14 quarters. Once the air quality monitors reflected two quarters of non-compliance, the permitted annual capacity of the Herculaneum primary smelter decreased from 250,000 to 200,000 tons, which does not affect results at current production levels. Further non-compliance could result in SIP revisions that could have a material adverse financial impact on the Company. Management is in discussions with the Missouri Department of Natural Resources to explore options intended to improve the smelter’s ability to attain and maintain compliance in the future.

Doe Run has received notice that it is a potentially responsible party (“PRP”) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA), at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine

Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; sites comprising areas along roads in Iron, Dent and Reynolds counties in Missouri; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block “P” site in Cascade County and Judith County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the U.S. EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company’s estimate of the cost of the remediation of these sites, including the two additional sites in St. Francois County, is included in the total liability for remediation obligations, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, additional costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

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

In February 2004 the U.S. Department of Agriculture issued a Unilateral Administrative Order (“UAO”) ordering certain remediation activities by Doe Run at the Block “P” mill site in Montana. Doe Run has requested that other parties be added to the order. Doe Run will seek reimbursement from the U.S. Government and these other parties. The final remediation was essentially completed as of October 31, 2005.

Doe Run has completed an Engineering Evaluation/Cost Analysis (“EE/CA”) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the west Bonne Terre site and is nearly finished on the east site with completion expected in mid 2006.

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

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas. The National EE/CA was completed by the PRPs and was submitted to the U.S. EPA for approval. The U.S. EPA then prepared two EE/CA’s, the last of which, is currently open for public discussion. The cost of their remedy is higher than that estimated by the EE/CA prepared by Doe Run. The Leadwood EE/CA has been submitted to the U.S. EPA for approval. In addition, Doe Run has signed an AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) to assess potential off-site impacts of these site operations on groundwater, residential soils, several creeks and a river and the need for related remediation. The initial draft of the RI/FS was submitted in early March 2002. Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After sampling approximately 750 houses by the U.S. EPA and the Missouri Department of Natural Resources, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. Recorded liabilities could change, due to changes in management’s estimates of the number of houses requiring remediation, remediation methods, the costs of remediation and Doe Run’s apportionment of the costs. Also, in regard to potential contamination from transportation activities in and near the City of Viburnum, Doe Run has signed an AOC to conduct sampling and prepare a Preliminary Assessment/Site Inspection report.

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

On August 25, 2004, the U.S. EPA issued a Notice of Violation to the Company alleging past violations of the recycling facility’s air permit conditions regarding production limits for its reverbatory furnace. Management believes the facility has operated in compliance with state and federal air requirements and has objected to the Notice of Violation . Consequently, management believes this issue will not cause a material adverse impact on the Company.

The domestic operating facilities have wastewater discharge permits issued under the federal Clean Water Act, as amended. Doe Run currently meets the effluent limits under these permits, but if compliance is not maintained, additional improvements to its treatment facilities could be required.

Environmental remediation - Foreign Operations

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (“MEM”) maximum permissible limits pertaining to air emissions and wastewater effluent quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Minera del Centro del Peru S.A., which we refer to as Centromin, received approval from the Peruvian government for a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and a closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years mining operation such as Cobriza). The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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

•              Construct domestic wastewater treatment and domestic waste disposal; and

•              Construct a monitoring station.

An investment schedule in the PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. The required estimated spending for the projects approved in the La Oroya PAMA, as amended on January 25, 2002, is $101,000 for calendar 2006.

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

On December 29, 2004 the Peruvian government issued a Supreme Decree No. 046-2004-EM (“Supreme Decree”), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies had until December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru applied for an extension on December 20, 2005. As part of the procedure, the MEM made 90 observations to the request of extension, to which Doe Run Peru responded on March 20, 2006. MEM has 60 days from the date of Doe Run Peru’s submission to evaluate the application and the responses to its observations and make a decision.

In the 90 observations made by the MEM, additional requirements have been levied as a condition of the extension. Doe Run Peru has responded to the MEM that it believes it can technically comply with the sulfuric acid plants requirement within the three year extension. However, no assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its PAMA requirements with respect to Cobriza in June 2004, ceased discharging mine waste into the Mantaro River and is in compliance with the emissions standards required by the PAMA.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the cash requirements of the extended PAMA.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. The Company currently expects the remaining investment needed to build the sulfuric acid plants to be approximately $103,000.

To achieve the financial guarantee and the trust contract required by Supreme Decree, the Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a local bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for up to $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary and intends to use such funds in the fulfillment of the financial security as mentioned above. It is unlikely that Doe Run Peru will be able to utilize the entire facility due to production limitations and other conditions within the agreement. As of January 31, 2006, Doe Run Peru has received $10,000 from this facility.

Doe Run Peru has performed other environmental projects to reduce fugitive emissions in 2005 including the installation of a second short rotary furnace, enclosing the blast furnace and dross plant, along with other complementary work. Major projects scheduled for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $122,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

In the future, to reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a submergered lanced reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57 million and the project will likely require additional financing.

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

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of January 31, 2006 and October 31, 2005.

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

Doe Run is currently a defendant in three asbestos injury suits filed in Madison County, Illinois, each alleging that a worker was exposed to asbestos at the premises of the St. Joe Minerals Corporation. However, Doe Run has not been properly served in one of these cases. Doe Run has reached a tentative settlement in another of these cases prior to going to trial. Doe Run is also a defendant in an asbestos case filed in

Lawrence County, Pennsylvania. Doe Run was named in an asbestos injury suit in the City of St. Louis, Missouri but that case was subsequently dismissed.

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

Doe Run Peru is currently a defendant in 197 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $17. Of 19 previously concluded cases in this category, 18 were dismissed and 1 resulted in an award of $9.

Doe Run Peru is also currently a defendant in 156 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. (Some of the open cases date to 1991). The average claim is $20. Of 38 previously concluded cases in this category, 29 were dismissed and 9 resulted in awards totaling $19. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 149 workers remaining in the lawsuit have been valued at a total of $218 according to a report by an expert appointed by the court.

Doe Run Peru is also currently a defendant in 21 lawsuits alleging various labor claims including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $7. Of 30 previously concluded cases in this category, 26 were dismissed and 4 resulted in awards totaling $21.

The amount of awards in the various categories of lawsuits referenced above represented total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5 billion. On February 2, 2006, Doe Run Peru was served with a lawsuit by the municipality of Jauja. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5,000. Material liability to Doe Run Peru, in these two actions, is believed to be remote based on the opinion of management and outside counsel for Doe Run Peru. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

On July 11, 2005, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

Since most of the above cases are either in the pleading or discovery stages, the Company is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. The total legal accrual estimated as of January 31, 2006 was $475.

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

Condensed Consolidating Balance Sheet (unaudited)

As of January 31, 2006

(Amounts in thousands, except share and per share data)

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$4,745	$—	$1	$24,714	$—	$29,460
Trade accounts receivable, net of allowance for doubtful accounts	74,460	—	1,800	32,656	(4,165)	104,751
Inventories	37,648	—	1,272	99,292	5	138,217
Prepaid expenses and other current assets	6,181	—	42	20,293	—	26,516
Due from subsidiaries	151,477	2,282	—	—	(153,759)	—
Total current assets	274,511	2,282	3,115	176,955	(157,919)	298,944

Property, plant and equipment, net	75,404	15,404	905	168,793	—	260,506
Due from subsidiaries	13,312	—	—	—	(13,312)	—
Other noncurrent assets, net	8,717	—	62	—	—	8,779
Investment in subsidiaries	14,096	—	—	—	(14,096)	—
Total assets	$386,040	$17,686	$4,082	$345,748	$(185,327)	$568,229

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Current maturities of long-term debt	$82,815	$—	$—	$49,889	$—	$132,704
Accounts payable	29,137	—	605	103,349	(4,165)	128,926
Accrued liabilities	48,449	—	735	30,537	—	79,721
Due to parent/subsidiaries	2,282	—	8,414	143,063	(153,759)	—
Total current liabilities	162,683	—	9,754	326,838	(157,924)	341,351

Long-term debt, less current maturities	271,566	—	—	—	—	271,566
Due to parent	—	—	—	13,312	(13,312)	—
Other noncurrent liabilities	65,658	—	2	3,519	—	69,179
Total liabilities	499,907	—	9,756	343,669	(171,236)	682,096

Series A redeemable preferred stock	29,385	—	—	—	—	29,385

Shareholders’ equity (deficit):
Common stock, $.10 par value per share, 1,667 shares authorized, 1000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value per share, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value per share, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,305	1,205	—	(24,510)	—
Accumulated preferred stock dividends in excess of paid in capital	(4,147)	—	—	—	—	(4,147)
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(139,105)	(5,619)	(6,880)	74	12,425	(139,105)
Total shareholders’ equity (deficit)	(143,252)	17,686	(5,674)	2,079	(14,091)	(143,252)
Total liabilities and shareholders’ equity (deficit)	$386,040	$17,686	$4,082	$345,748	$(185,327)	$568,229

Condensed Consolidating Balance Sheet

As of October 31, 2005

(Amounts in thousands, except share and per share data)

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$8,916	$—	$1	$14,569	$—	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	—	2,202	31,637	(4,553)	85,740
Inventories	35,613	—	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	—	59	16,191	—	20,814
Due from subsidiaries	151,617	2,037	—	—	(153,654)	—
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	—	253,263
Due from subsidiaries	14,057	—	—	—	(14,057)	—
Other noncurrent assets, net	5,775	—	63	—	—	5,838
Investment in subsidiaries	6,708	—	—	—	(6,708)	—
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$—	—	$39,821	$—	$114,947
Accounts payable	29,007	—	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	—	468	31,200	—	87,060
Due to parent/subsidiaries	2,037	—	8,554	143,063	(153,654)	—
Total current liabilities	161,562	—	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	—	—	—	—	271,566
Due to parent	—	—	—	14,057	(14,057)	—
Other noncurrent liabilities	64,590	—	281	3,466	—	68,337
Total liabilities	497,718	—	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	—	—	—	—	28,495

Shareholders’ equity (deficit):
Common stock, $.10 par value per share, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value per share, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value per share, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,305	1,205	—	(24,510)	—
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	—	—	—	—	(3,257)
Accumulated deficit and accumulated other comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders’ equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders’ equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended January 31, 2006

(Amounts in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$108,830	$—	$3,363	$208,932	$(7,001)	$314,124

Costs and expenses:
Cost of sales	77,454	—	2,541	190,434	(7,042)	263,387
Depletion, depreciation and amortization	2,324	680	110	2,999	—	6,113
Selling, general and administrative	6,467	—	656	5,984	—	13,107
Unrealized loss (gain) on derivatives	315	—	—	(2,270)	—	(1,955)
Other	1,017	—	—	290	—	1,307
Total costs and expenses	87,577	680	3,307	197,437	(7,042)	281,959

Income (loss) from operations	21,253	(680)	56	11,495	41	32,165

Other income (expense):
Interest expense, net	(1,153)	—	(116)	(1,468)	—	(2,737)
Other, net	(241)	245	2	(100)	—	(94)
Equity in earnings of subsidiaries	7,633	—	—	—	(7,633)	—
	6,239	245	(114)	(1,568)	(7,633)	(2,831)

Income (loss) before income tax expense	27,492	(435)	(58)	9,927	(7,592)	29,334
Income tax expense	—	—	—	1,842	—	1,842

Net income (loss)	27,492	(435)	(58)	8,085	(7,592)	27,492
Preferred stock dividends	(890)	—	—	—	—	(890)
Net income (loss) allocable to common shares	$26,602	$(435)	$(58)	$8,085	$(7,592)	$26,602

Condensed Consolidating Statement of Operations (unaudited)

Three Months Ended January 31, 2005

(Amounts in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$84,382	$—	$3,815	$151,109	$(3,324)	$235,982

Costs and expenses:
Cost of sales	60,038	—	2,950	138,364	(3,349)	198,003
Depletion, depreciation and amortization	2,028	854	100	3,155	—	6,137
Selling, general and administrative	6,026	—	587	4,314	—	10,927
Unrealized loss (gain) on derivatives	(1,109)	—	—	311	—	(798)
Other	1,521	29	153	134	—	1,837
Total costs and expenses	68,504	883	3,790	146,278	(3,349)	216,106

Income (loss) from operations	15,878	(883)	25	4,831	25	19,876

Other income (expense):
Interest expense, net	(2,679)	—	(156)	(606)	—	(3,441)
Other, net	(50)	195	2	105	—	252
Equity in earnings of subsidiaries	3,538	—	—	—	(3,538)	—
	809	195	(154)	(501)	(3,538)	(3,189)

Net income (loss)	16,687	(688)	(129)	4,330	(3,513)	16,687
Preferred stock dividends	(792)	—	—	—	—	(792)
Net income (loss) allocable to common shares	$15,895	$(688)	$(129)	$4,330	$(3,513)	$15,895

Condensed Consolidating Statement of Cash Flows (unaudited)

Three Months Ended January 31, 2006

(Amounts in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$(417)	$1,120	$634	$10,998	$(10,690)	$1,645

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,250)	—	(2)	(10,012)	—	(13,264)
Investment in subsidiaries	(10,690)	—	—	—	10,690	—
Net cash used in investing activities	(13,940)	—	(2)	(10,012)	10,690	(13,264)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	7,689	—	—	10,000	—	17,689
Payments on long-term debt	—	—	—	(96)	—	(96)
Due to/due from parent/subsdiaries	2,497	(1,120)	(632)	(745)	—	—
Net cash provided by (used in) financing activities	10,186	(1,120)	(632)	9,159	—	17,593

Net increase (decrease) in cash	(4,171)	—	—	10,145	—	5,974

Cash at beginning of period	8,916	—	1	14,569	—	23,486
Cash at end of period	$4,745	$—	$1	$24,714	$—	$29,460

Condensed Consolidating Statement of Cash Flows (unaudited)

Three Months Ended January 31, 2005

(Amounts in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$(854)	$196	$(175)	$9,133	$(4,454)	$3,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,816)	—	(105)	(12,648)	—	(16,569)
Investment in subsidiaries	(4,454)	—	—	—	4,454	—
Net cash used in investing activities	(8,270)	—	(105)	(12,648)	4,454	(16,569)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	(2,677)	—	—	580	—	(2,097)
Payments on long-term debt	—	—	—	(12)	—	(12)
Due to/due from parent/subsdiaries	(74)	(196)	280	(10)	—	—
Net cash provided by (used in) financing activities	(2,751)	(196)	280	558	—	(2,109)

Net decrease in cash	(11,875)	—	—	(2,957)	—	(14,832)

Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$1,537	$—	$1	$3,948	$—	$5,486

DOE RUN PERU S.R.L.

Condensed Balance Sheets

(U.S. dollars in thousands, except share and per share data)

	January 31,	October 31,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash	$24,714	$14,569
Trade accounts receivable, net of allowance for doubtful accounts	32,656	31,637
Inventories	99,292	68,756
Prepaid expenses and other current assets	20,293	16,191

Total current assets	176,955	131,153

Property, plant and equipment, net	168,793	161,563

Total assets	$345,748	$292,716

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt	$49,889	$39,821
Accounts payable	103,349	67,115
Accrued liabilities	30,537	31,200
Due to related parties	143,063	143,063

Total current liabilities	326,838	281,199

Due to parent company and related parties	13,312	14,057

Other non current liabilities	3,519	3,466

Total liabilities	343,669	298,722

Shareholders’ equity (deficit):
Capital stock, $0.01 par value per share, 15,912,083,739 shares, fully paid	2,005	2,005
Retained earnings (deficit) and other comprehensive income (loss)	74	(8,011)

Total shareholders’ equity (deficit)	2,079	(6,006)

Total liabilities and shareholders’ equity (deficit)	$345,748	$292,716

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Operations (unaudited)

(U.S. dollars in thousands)

	Three Months
	Ended January 31,
	2006	2005

Net sales	$208,932	$151,109

Costs and expenses:
Costs of sales	190,434	138,364
Depletion, depreciation and amortization	2,999	3,155
Selling, general and administrative expenses	5,984	4,314
Unrealized (gain) loss on derivatives	(2,270)	311
Other	290	134

Total costs and expenses	197,437	146,278

Income from operations	11,495	4,831

Other income (expense):
Interest expense, net	(1,468)	(606)
Other, net	(100)	105

	(1,568)	(501)

Income before income tax expense	9,927	4,330
Income tax expense	1,842	0

Net income	$8,085	$4,330

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Cash Flows (unaudited)

(U.S. dollars in thousands)

	Three Months
	Ended January 31,
	2006	2005

Net cash provided by operating activities	$10,998	$9,133

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,012)	(12,648)

Net cash used in investing activities	(10,012)	(12,648)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	10,000	580
Payments on long term debt	(96)	(12)
Decrease in amount due to related parties	(745)	(10)

Net cash provided by financing activities	9,159	558

Net increase (decrease) in cash	10,145	(2,957)

Cash at beginning of period	14,569	6,905

Cash at end of period	$24,714	$3,948

The accompanying notes are integral part of these financial statements.

DOE RUN PERU S.R.L

Notes to Financial Statements

(U.S. dollars in thousands)

(1)       Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim financial statements include the accounts of Doe Run Peru S.R.L. (“Doe Run Peru”). In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of January 31, 2006 and results of operations for the three-month periods ended January 31, 2006 and 2005. All material intercompany balances and transactions have been eliminated. Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current presentation.

(2)       Financial Condition

Doe Run Peru is highly leveraged and has significant commitments for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. (See Note 6: Asset Retirement and Environmental Obligations). These factors also increase Doe Run Peru’s vulnerability to general adverse conditions, limit Doe Run Peru’s flexibility in planning for or reacting to changes in its business and industry, and limit Doe Run Peru’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on Doe Run Peru’s ability to meet its obligations when due. Doe Run Peru’s ability to meet these obligations is also dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting Doe Run, many of which are beyond Doe Run Peru’s control.

The effects of higher metal prices over the past two years have been positive. Comparing the first quarter of 2006 to that of 2005, the value of the metal recovered over paid metal has increased 25% from $6,927 to $8,684. The values of by-products, too, have improved from $4,997 to $6,437, or 28%. During the first quarter of 2006, Doe Run Peru has benefited from its ferrites floatation plant which was placed in service at the end of the prior fiscal year. Though the plant has not reached its full capacity, it still contributed $2,504 to revenues.

While conversion costs have risen by $5,549 over the two periods and SG&A has risen $1,570, management believes that Doe Run Peru’s financial condition, as a result of the improved market conditions discussed in the preceding paragraphs, has stabilized. There still exists, however, the possibility that concentrate supplies will tighten again in one or more metals in the near future. In addition, one or more of Doe Run Peru’s significant local suppliers could cease delivery of concentrates. Under these circumstances there is no assurance that we would be able to secure sufficient replacement at economically favorable terms. An interruption in the feed supply would adversely affect production at La Oroya and impair financial condition and liquidity.

The financial statements have been prepared assuming Doe Run Peru will continue as a going concern. Doe Run Peru has significant capital requirements under environmental commitments, which, if not met, could result in defaults of Doe Run Peru’s credit agreements; has substantial contingencies related to tax; and has significant debt service obligations that raise substantial doubt about Doe Run Peru’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and the continuing increases seen in the first quarter of fiscal year 2006, the potential revenues and cash flow enhancements from the new ferrite project in Peru and the anticipated approval of the application to extend the PAMA requirement for the construction of the sulfuric acid plants, will enable Doe Run Peru to continue as a going concern. However, there can be no assurance that these actions will achieve the desired results.

Doe Run Peru continues to have substantial cash requirements in the future, including the maturity of the revolving credit facility on June 23, 2006 and significant capital requirements under environmental commitments (see Note 6: Asset Retirement and Environmental Obligation). In addition, there are substantial contingencies related to taxes (see Note 4: Income Taxes) and litigation (see Note 5: Litigation).

Net unused availability at January 31, 2006 under the Doe Run Peru Revolving Credit Facility was approximately $200. In addition to the availability under its revolving credit facilities, the cash balance at Doe Run Peru was $24,714 at January 31, 2006. Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher Value-Added Tax (“VAT”) payments funded by cash from operations.

The Doe Run Peru Revolving Credit Facility expires in the third quarter of 2006, and will require renegotiation to extend their terms. There can be no assurance that Doe Run Peru will be successful, or if it is successful, that the renewal would be at terms that are favorable to Doe Run Peru.

A default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility. A default under the requirements of the Doe Run Peru Revolving Credit Facility results in defaults under the Doe Run Revolving Credit Facility and the indenture governing the Doe Run 11.75% notes to which Doe Run Peru is a guarantor.

(3)     Inventories

Inventories consist of the following:

	January 31,	October 31,
	2006	2005

Finished metals and concentrates	$12,744	$10,397
Metals and concentrates in process	71,853	44,668
Materials, supplies and repair parts	14,695	13,691
	$99,292	$68,756

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $1,358 and $1,162 at January 31, 2006 and October 31, 2005, respectively.

(4)       Income Taxes

Doe Run Peru has received income tax assessments from Peru’s tax authority, (“SUNAT”), for tax years 1998 through 2001. The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Metaloroya S.A. into Doe Run Peru which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income. Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessments of years 1999 through 2001 also relate to the disallowance of the deduction of interest paid, the offsetting of losses on derivatives executed in the U.S. and some leaseback and leasing operations. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of January 31, 2006 totals approximately $116,200. Doe Run Peru estimates that the effect of a similar assessment for tax years after 2001 would be approximately $30,700. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,300 for calendar years 1998 through 2005.

Doe Run Peru has also received VAT assessments for the tax years 1999 through 2001 and for the period from January through July 2004. The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods was approximately $46,200. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. Doe Run Peru discontinued the use of holding certificates for exports in June 2004. Doe Run Peru estimates expected additional assessments related to VAT for tax years 2002 and 2003 to total approximately $21,500 in regard to its exports with holding certificates.

Management of Doe Run Peru believes that in each case Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required. No amounts have been accrued as liabilities related to these actions.

Doe Run Peru expects to utilize all of its net operating loss carryforwards in the current fiscal year. As a result, Doe Run Peru has recorded $1,842 of income tax expense for the first quarter of 2006.

(5)       Litigation

All existing and pending litigations at the time of the acquisition of Doe Run Peru were retained by Centromin, the prior owner of the La Oroya smelter and Cobriza mine.

Doe Run Peru is currently a defendant in 197 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $17. Of 19 previously concluded cases in this category, 18 were dismissed and 1 resulted in an award of $9.

Doe Run Peru is also currently a defendant in 156 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. (Some of the open cases date back to 1991). The average claim is $20. Of 38 previously concluded cases in this category, 29 were dismissed and 9 resulted in awards totaling $19. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 149 workers remaining in the lawsuit have been valued at a total of $218 according to a report by an expert appointed by the court.

Doe Run Peru is also currently a defendant in 21 lawsuits alleging various labor claims including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $7. Of 30 previously concluded cases in this category, 26 were dismissed and 4 resulted in awards totaling $21.

The amount of awards in the various categories of lawsuits referenced above represented total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5 billion. On February 2, 2006, Doe Run Peru was served with a lawsuit by the municipality of Jauja. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5,000. Material liability to Doe Run Peru, in these two actions, is believed to be remote based on the opinion of management and outside counsel for Doe Run Peru. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian government.

On July 11, 2005, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

Since most of the above cases are either in the pleading or discovery stages, Doe Run Peru is unable at this time to estimate the expected outcome and the final costs, except as noted, of these actions. No amounts have been accrued as liabilities related to these actions. There can be no assurance that these cases would not have a material adverse effect, both individually and in the aggregate, on the results of operations, financial condition and liquidity of Doe Run Peru. Doe Run Peru has and will continue to vigorously defend itself against such claims.

(6)       Asset Retirement and Environmental Obligations

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities will be increased to full value over time through charges of accretion to operating expense. In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and will be depreciated over the asset’s useful life. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows shall be recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005. It applies to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow, including a financial guarantee for environmental issues. Doe Run Peru must submit a mine closure plan to the Ministry of Energy and Mines by August 17, 2006. Doe Run Peru intends to hire a technical mining consultant to prepare the mine closure plan to include all of the technical and legal requirements. The mine closure plan must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Pursuant to the tax stabilization agreement, Doe Run Peru is exempt from new obligations that could result in a reduction of its cash availability, such as the guarantee discussed above. Therefore, Doe Run Peru considers that the establishment of the corresponding environmental guarantees would be in opposition to the provisions set forth in the tax stabilization agreement. The mining authorities could disagree with our position or there may be future obligations when our tax stabilization agreement expires on December 31, 2006.

Doe Run Peru has AROs at its Cobriza mine, related to the costs associated with closing the mine openings and covering acid rock. Doe Run Peru is also responsible for the eventually covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the La Oroya smelter where the slag is currently stored.

Doe Run Peru’s total recorded liability for AROs was approximately $1,866 as of January 31, 2006 and October 31, 2005

Environmental Remediation

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable Ministry of Energy and Mines (“MEM”) maximum permissible limits pertaining to air emissions and wastewater effluent quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Minera del Centro del Peru S.A., which we refer to as Centomin, received approval from the Peruvian government for a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data, mitigation measures and a closure plan. The PAMA also sets forth the actions and corresponding annual investments the concession holder agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years mining operation such as Cobriza). The PAMA projects, which are more fully discussed below, have been designed to achieve compliance with these requirements. The Peruvian government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations. After expiration of the PAMA, the operator must comply with all applicable standards and requirements. Because these costs improve the property or prevent future environmental contamination, they are capitalized.

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

•      Construct domestic wastewater treatment and domestic waste disposal; and

•      Construct a monitoring station.

An investment schedule in the PAMA provides a specific plan for achieving the applicable MEM maximum permissible limits pertaining to air emissions and wastewater effluent quality. The PAMA may be modified and amended as to the actual design and timing of projects to be implemented, provided compliance with the applicable maximum permissible limits is achieved by December 31, 2006. The required estimated spending for the projects approved in the La Oroya PAMA, as amended on January 25, 2002, is $101,000 for calendar 2006.

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

On December 29, 2004 the Peruvian government issued a Supreme Decree No. 046-2004-EM (“Supreme Decree”), which recognized that exceptional circumstances may justify an extension of one or more projects within the scope of a PAMA. The Supreme Decree specifies that companies had until December 31, 2005 to apply for an extension. The maximum extension is for three years and the MEM may authorize an additional year based upon the results of a health risk study.

Pursuant to the Supreme Decree, the application for a PAMA extension must be supported by a health risk study performed by a third party. The application must contain an engineering description and funding plan of any project to be extended, a discussion of how and when environmental emission standards will be met, a plan to monitor emissions with the participation of the community, proof that at least three public workshops were held in various districts to provide information on Doe Run Peru’s financial situation and health programs, proof that two public hearings were held regarding the extension plans, and other financial information. Upon meeting these requirements, Doe Run Peru applied for an extension on December 20, 2005. As part of the procedure, MEM made 90 observations to the request of extension, to which Doe Run Peru responded on March 20, 2006. MEM has 60 days from the date of Doe Run Peru’s submission to evaluate the application and the responses to its observations and make a decision.

In the 90 observations made by the MEM, additional requirements have been levied as a condition of the extension. Doe Run Peru has responded to the MEM that it believes it can technically comply with the acid plant requirement within the three year extension. However, no assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its PAMA requirements with respect to Cobriza in June 2004, ceased discharging mine waste into the Mantaro River and is in compliance with the emissions standards required by the PAMA.

Upon approval of a modified PAMA, Doe Run Peru would be required to create a trust account to administer the receipts and disbursements related to the extended PAMA. The Supreme Decree requires that receipts from sales be remitted monthly directly to the trust account, in an amount sufficient to fund the cash requirements of the extended PAMA.

The Supreme Decree also requires that Doe Run Peru provide financial security within 30 days of the approval of the PAMA extension in an amount equal to 20% of the projected cost of the project or projects to be extended. Doe Run Peru currently expects the remaining investment needed to build the sulfuric acid plants to be approximately $103,000.

To achieve the financial guarantee and the trust contract required by Supreme Decree, Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a local bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for up to $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary and intends to use such funds in the fulfillment of the financial security as mentioned above. It is unlikely that Doe Run Peru will be able to utilize the entire facility due to production limitations and other conditions within the agreement. As of January 31, 2006, Doe Run Peru has received $10,000 from this facility.

Doe Run Peru has performed other environmental projects to reduce fugitive emissions in 2005 including the installation of a second short rotary furnace, enclosing the blast furnace and dross plant, along with other complementary work. Major projects scheduled for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining PAMA projects, including the sulfuric acid plant construction, and these projects is approximately $122,000.

Management believes that Doe Run Peru will obtain an approval of an extension to complete the sulfuric acid plants. There is no assurance, however, that Doe Run Peru will receive an extension, or, if it does, that the project will be completed within the time limitation specified by the Supreme Decree.

In the future, to reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a submergered lanced reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57 million and the project will likely require additional financing.

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

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to a zinc ferrite disposal site. The current closure plan provides for encapsulating the ferrite residues in place at Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of January 31, 2006 and October 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (“Doe Run” and together with its subsidiaries, the “Company”) and the notes thereto, and other financial information included herein.

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

Recent events

On April 6 and 7, 2006 Buick Resource Recycling’s hourly production, maintenance and materials handling employees participated in a union election conducted by the National Labor Relations Board to determine representation by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, AFL-CIO, The majority of the employees voted against representation by the union.

Results of Operations

Metals Pricing

The following table sets forth average London Metal Exchange prices for lead, copper and zinc and the average London Bullion Market Association price for silver for the periods indicated:

	Three Months Ended
	January 31,
Average Prices	2006	2005
Lead ($/ton)	$1,026.20	$875.80
Copper ($/ton)	4,102.20	2,853.20
Zinc ($/ton)	1,667.00	1,062.80
Silver ($/troy ounce)	8.53	7.08

These prices reflect the continued tightening in the worldwide metal supply and the effect of other macroeconomic factors such as exchange rates, interest rates, and oil prices.

Production

All references to “ton” are in short tons.

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended
	January 31,
	2006	2005
U.S. Operations
Lead metal - primary (tons)	41,935	40,416
Lead metal - secondary (tons)	33,064	33,698
Lead concentrates (metal content, tons)	68,800	65,148
Ore grade (lead)	5.57%	5.36%

Doe Run Peru Operations
Refined copper (tons)	16,891	15,914
Refined lead (tons)	32,945	31,761
Refined zinc (tons)	11,508	16,228
Refined silver (thousands of troy ounces)	9,218	8,239
Refined gold (thousands of troy ounces)	18	15
Copper concentrates (metal content, tons)	4,450	3,772
Ore grade (copper content)	1.00%	0.99%

The 5.6% increase in lead concentrate production at the Company’s primary lead operation’s mines in the first quarter of 2006 over the first quarter of 2005 was the result of an increase in ore production of 1.1% and an increase in ore grade of almost 4%. The higher volume and grade of ore processed in the first quarter of 2006 was primarily the result of shifting some personnel from the low grade 29 mine to the Fletcher mine and increasing production from a new high grade development area. Improved equipment availability (fixed and mobile equipment) and the growing experience of the workforce are also contributors to the increased production from the Southeast Missouri mining and milling division (“Semo”). Approximately a third of the Semo workforce has less than two years experience in our operations. The workforce additions are the result of the Company making the decision in 2004, during the period when metal pricing increased to well above its historic average, to increase ore production and mine at a lower grade to optimize the earnings on the mineral resources. The tonnage of ore treated in the first quarter of fiscal 2006 was also slightly greater, 0.3%, than plan for the period.

We expect development of the drift connecting the south end of the Fletcher mine to a new ore body called RC West Fork will continue at the planned pace, with ore production expected to begin in the 4th calendar quarter of 2006.

In the first quarter of 2006, the Herculaneum primary smelter operation’s lead metal production was almost 4% greater than in the first quarter of 2005, but 13% below the planned production level for such quarter. The lower than planned production was due to the necessary replacement of a major component in the acid plant in December instead of as scheduled in March. The scheduled March shutdown was reduced substantially as a result of the acid plant work that was completed in December, which allowed the smelter to make up some portion of the first quarter production shortfall.

Environmentally, the Herculaneum primary smelter did not meet the ambient air lead standard at the Broad Street monitoring station in the first calendar quarter of 2006 while all other monitors were in attainment. Additionally, all ambient air monitors at the Herculaneum primary smelter were in attainment for the fourth calendar quarter in 2005. The company continues to work with the community and the regulatory agencies to establish a buffer zone around the smelter and to make improved process modifications that management expects will allow the facility to continuously meet the ambient air standard at all monitoring stations.

Lead production at the Company’s U.S. recycling operation was essentially flat in the first quarter of 2006 compared to 2005, but approximately 10% lower than planned production. The lower than planned production was the result of feed mixes into the plant that contained high levels of sulfur and negatively impacted furnace operations. Several process changes have been made to both the plant’s desulphurization circuit and to the furnace operations in an effort to resolve the sulfur - related problems.

A permit to permanently expand the emissions capacity of the recycling operation to allow approximately 175,000 tons of production was granted by the Department of Natural Resources in January 2005. While production capacity constraints will prevent production at the level allowed by the permit, the permit allows the Company’s recycling facility to operate at higher levels without obtaining annual approvals.

During the first quarter of 2006, Doe Run Peru’s copper and lead metal production increased slightly from the comparable prior year period. This increase was due in part to certain adverse factors that occurred during the first quarter of 2005 that no longer affected operations in the first quarter of the 2006 fiscal year. These factors were:

•      a two day work stoppage in December 2004;

•      a lack of readily available coke at reasonable prices;

•      frequent shut-downs of the oxy-fuel reverberatory furnace for maintenance, affecting copper production and

•      metallurgical issues in the lead cells occurring principally during the first quarter of 2005.

The decrease in the 2006 first quarter production of zinc compared to the 2005 first quarter was due to the cessation of operations of Doe Run Peru's three New Jersey zinc roasters in January 2005, which were costly to operate and environmentally inefficient. The decision resulted in a reduction of refined zinc production capacity to 50,000 tons per year.

Production of copper concentrates (metal content) at Doe Run Peru’s Cobriza mine in the 2006 first quarter was approximately 18% higher than the 2005 first quarter, due primarily to an increase in production related to improved mine preparation and development and correction of mine stability problems. This allowed Doe Run Peru to enhance ore grade by increasing the mining of pillars.

The 2006 First Quarter Compared to the 2005 First Quarter

Gross Margin on sales (net sales less cost of sales) increased from $38.0 million in the 2005 first quarter to $50.7 million in the 2006 first quarter. Gross margin on sales for Doe Run’s operations increased from $25.2 million in the 2005 first quarter to $32.2 million in the 2006 first quarter while gross margin on sales for Doe Run Peru increased from $12.7 million in the 2005 first quarter to $18.5 million in the 2006 first quarter.

A 23.2% increase in the Company’s realized prices for lead metal, fueled by a 17% increase in London Metal Exchange prices and higher premiums achieved over the London Metal Exchange, contributed an additional $12.3 million to the Company’s gross margin on sales in the 2006 first quarter compared to the 2005 first quarter. An increase in lead concentrate sales volume and a decrease in copper concentrate sales volume resulted in an increase in gross margin of $0.4 million and decrease of $2.0 million, respectively, in the 2006 first quarter over the 2005 first quarter. Increases in copper and zinc metal prices contributed an additional $5.1 million to gross margin compared to the 2005 first quarter. These increases were offset by higher production costs at Doe Run’s primary operations, primarily due to slightly higher production, higher salaries, wages and employee benefits, maintenance and fuel costs. Increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, were offset by improved feed costs per unit of metal produced.

The $5.8 million increase in Doe Run Peru’s gross margin from the first quarter 2005 to the first quarter 2006 is primarily the result of an improvement in the treatment charges received for processing concentrates and higher metal prices, offset by a LIFO adjustment

Selling, General and Administrative costs increased $2.2 million in the 2006 first quarter over the 2005 first quarter. The increase was due primarily to increased salaries and employee benefit costs, legal fees, and professional fees related to software implementation.

Unrealized Gains (Losses) on derivative financial instruments are related to the change in fair market value of derivative financial instruments that are a part of the Company’s risk management strategy. The change from an unrealized gain of $0.8 million in the 2005 first quarter to an unrealized gain of $2.0 million is primarily the result of the settled 2006 first quarter positions. This gain is offset by realized losses included in net sales. Also see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Other Expenses decreased $0.5 million from the 2005 first quarter to the 2006 first quarter. The decrease in expenses primarily relate to a decrease in the recognition of impairment losses for the value of houses purchased in the town of Herculaneum, Missouri under a residential property purchase plan. The 2006 first quarter recognized less impairment losses because the program was waning in the 2006 first quarter. As of January 31, 2006, 150 homeowners had requested offers, and 142 of 150 delivered offers had been accepted, however, due to the terms of the offers, 5 of the offers have expired. As of January 31, 2006, the Company spent approximately $10.3 million under the residential property purchase plan. Three offers totaling $0.14 million are awaiting closing, and another $1.7 million of offers that had not been accepted or had been accepted but subsequently expired.

Income Tax Expense increased $1.8 million in the 2006 first quarter over the 2005 first quarter. The Company expects to utilize all of Doe Run Peru’s net operating loss carryforwards in the current fiscal year. As a result, Doe Run Peru recorded $1.8 million of income tax expense.

The Renco Group, Inc., the parent company of Doe Run’s sole shareholder (referred to as Renco), has elected for the Company to be treated as a qualified subchapter S subsidiary for U.S. federal tax purposes. Most states in which the Company operates will follow similar tax treatment. Subchapter S status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns. As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement.

Liquidity and Capital Resources

Overview

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the 2005 audited financial statements of Doe Run Peru that expressed substantial doubt about the Company's and Doe Run Peru's ability to continue as going concerns. Doe Run Peru has significant capital requirements under environmental commitments, which if not met, could result in defaults of the Company’s credit agreements; has substantial contingencies related to Peruvian tax; and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern. These commitments require Doe Run Peru to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. In addition, the Company is highly leveraged. These factors also increase the Company’s vulnerability to general adverse conditions, limit our flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

Management believes that high metal prices and other revenue enhancements, and the issuance of Supreme Decree No. 046-2004-EM issued by the Peruvian government allowing the Ministry of Energy and Mines to extend, in its discretion, the Doe Run Peru’s La Oroya smelter PAMA requirement for the construction of the sulfuric acid plants, will enable the Company to continue as a going concern. The Company made a timely application for the extension in December 2005 and on March 20, 2006 responded to 90 observations about the application that came from the Ministry of Energy and Mines. The Ministry has 45 days from March 20, 2006 to evaluate the matter and issue its decision. Management believes that it has justified the extension and will receive the extension in due course manner. The Company’s ability to meet obligations after 2006 could be affected by future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control, or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

Capital Resources and Debt Instruments

Net unused availability at January 31, 2006 under the Doe Run Revolving Credit Facility was approximately $23.1 million, and under the Doe Run Peru Revolving Credit Facility was $0.2 million at January 31, 2006. In addition to the availability under revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $4.7 million and $24.7 million, respectively, at January 31, 2006. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. In response to the lack of borrowing availability, Doe Run Peru extended payments to its suppliers, which in addition to increased metal prices, resulted in an increase in accounts payable in the first quarter of 2006.

The Company’s outstanding term note of $8 million has been paid off subsequent to the reporting date however, the Company still has substantial debt service requirements in the future, including interest payments of $25.7 million in 2006 for the Company’s 11.75% notes which are due in 2008. At January 31, 2006, the Doe Run Peru revolving credit facility had an expiration date of June 23, 2006. It will need to be renegotiated and there can be no assurance that we will be successful in renewing the agreement, or if it is successful, that the renewal would be at terms favorable to us.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the majority warrantholders, pursuant to the Warrant Agreement dated as of October 29, 2002, between Doe Run and State Street Bank and Trust Company, as Warrant Agent, will have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. Management engaged a nationally recognized valuation firm to calculate the fair value of the warrants. Management’s estimate of the fair value of the warrants based on the valuation is approximately $0.6 million at January 31, 2006.

Tax Commitments

Income tax assessments from Peru’s tax authority, SUNAT, for the tax years 1998 through 2001, show an assessed amount due from Doe Run Peru, consisting of additional income taxes due, penalties and interest as of January 31, 2006, of approximately $116,200. Value-added tax, referred to as VAT assessments for tax years 1999 through 2001 and for the period from January through July 2004, show a total assessment amount of approximately $46,200. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $30,700 and $21,500 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,300 for calendar years 1998 through 2005.

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

The fair market value (gain/(loss)) of the Company’s derivatives was approximately $(2.5) million and $(2.0) million at January 31, 2006 and October 31, 2005. These losses, when realized, would be offset by higher prices on the Company’s sales of physical metal. The majority relates to sold lead futures and sold lead call options related to the U.S. operations. A 10% increase in metal prices would result in an additional gain of $3.9 million, based on the Company’s open contracts at January 31, 2006.

Interest Rate Risk

The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 0.75% per annum and at LIBOR plus 3% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 2-month or 3-month rate, depending on the term of the loan) plus 3.5%, 3.75% and 4.25%, respectively per annum. A material increase in interest rates could adversely affect the Company’s business, financial condition and results of operations. A 1% increase in the interest rate under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.9 million, based on the loan balances outstanding as of January 31, 2006.

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles. While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse affect on the Company’s business, financial condition and results of operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and principal executive officer and the Chief Financial Officer, the principal financial officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15(d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the Company’s last fiscal quarter, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In performing this assessment as of October 31, 2005, management identified a material weakness in our internal controls over financial reporting, resulting from the untimely reconciliation of broker statements reporting our trading activity in derivative financial instruments, to our general ledger at October 31, 2005. Although the deficiency did not result in a material change to our 2005 interim financial statements, management determined that the deficiency resulted in more than a remote likelihood that a material misstatement would not be prevented or detected in the future. As a result, management determined that the deficiency was a material weakness. We believe the areas most likely to be affected by this material weakness were accrued liabilities and unrealized gain or loss on derivative financial instruments.

As a result, the Company developed a plan that immediately implemented the following remediation efforts to address this material weakness. The Company now performs timely reconciliations of the general ledger to the broker statements on a monthly basis that are reviewed by a member of management. The Company also performs an independent review of the transactions entered into on a daily basis with a monthly review of the hedging results by a hedging committee and by management. In the judgment of management, each of these corrective efforts has strengthened the internal control over the timely reconciliation of broker statements so that the related material weakness has been eliminated. Each of these corrective actions constitutes a significant change in the Company’s internal controls. No other significant changes were made in the Company’s internal controls or in other factors that could significantly affect such controls during the first quarter of fiscal 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None requiring disclosure in this Form 10-Q.

Item 1A. Risk Factors.

None requiring disclosure in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On February 14, 2006 by written consent, in lieu of an annual meeting of the shareholders, DR Acquisition Corp., Doe Run’s sole shareholder, adopted resolutions re-electing Ira Leon Rennert, Chairman, Dennis A. Sadlowski and Thomas P. Krasner to Doe Run’s board of Directors.

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

THE DOE RUN RESOURCES CORPORATION
(Registrant)

/s/ David A. Chaput
Date: April 28, 2006	David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial officer)