Form 10-Q
period 2006-04-30
DOE RUN RESOURCES CORP
filed 2006-08-07
CIK 1061112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

or

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

☐    YES         ☒    No

Number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2006:

Common stock, $.10 par value                                  1,000 shares

THE DOE RUN RESOURCES CORPORATION

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	April 30,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$23,913	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	135,748	85,740
Inventories	167,496	105,634
Prepaid expenses and other current assets	27,588	20,814
Total current assets	354,745	235,674
Property, plant and equipment, net	262,715	253,263
Other noncurrent assets, net	8,633	5,838
Total assets	$626,093	$494,775

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$113,587	$114,947
Accounts payable	158,154	92,275
Accrued liabilities	106,749	87,060
Total current liabilities	378,490	294,282

Long-term debt, less current maturities	262,639	271,566
Other noncurrent liabilities	66,877	68,337
Total liabilities	708,006	634,185

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,849 shares issued and outstanding as of April 30, 2006 and October 31, 2005, liquidation and redemption value	30,276	28,495

Shareholder’s deficit:
Common stock, $.10 par value per share, 1,667 shares authorized; 1,000 shares issued and outstanding	—	—
Accumulated deficit	(65,644)	(123,141)
Accumulated preferred stock dividends in excess of paid in capital	(5,038)	(3,257)
Accumulated other comprehensive losses	(41,507)	(41,507)
Total shareholder’s deficit	(112,189)	(167,905)
Total liabilities and shareholder’s deficit	$626,093	$494,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
 (Dollars in thousands)

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Net sales	$380,221	$247,716	$694,345	$483,698

Costs and expenses:
Cost of sales	306,960	219,328	570,347	417,331
Depreciation, depletion and amortization	7,015	5,764	13,128	11,901
Selling, general and administrative	15,461	11,759	28,568	22,686
Unrealized gain on derivative financial instruments	(2,301)	(463)	(4,256)	(1,261)
Other	1,808	1,321	3,115	3,158
Total costs and expenses	328,943	237,790	610,902	453,815

Income from operations	51,278	10,007	83,443	29,883

Other income (expense):
Interest expense, net	(988)	(3,314)	(3,725)	(6,755)
Other, net	579	(27)	485	225
	(409)	(3,341)	(3,240)	(6,530)

Income before income tax expense	50,869	6,666	80,203	23,353

Income tax expense	3,428	—	5,270	—

Net income	$47,441	$6,666	$74,933	$23,353
Preferred stock dividends	(891)	(791)	(1,781)	(1,583)
Net income allocable to common shares	$46,550	$5,875	$73,152	$21,770

Total comprehensive income	$46,550	$6,696	$73,152	$23,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	April 30,
	2006	2005

Cash flows from operating activities:
Net income	$74,933	$23,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,128	11,901
Imputed interest and amortization of deferred financing costs	307	346
Unrealized gain on derivative financial instruments	(4,256)	(1,261)
Losses from impairment and disposal of long-lived assets	793	1,989
Net decrease resulting from other changes in assets and liabilities	(47,554)	(9,126)
Net cash provided by operating activities	37,351	27,202

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,131)	(26,614)
Net proceeds from sale of investments	—	333
Net cash used in investing activities	(23,131)	(26,281)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	455	5,335
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(20,990)	(14,638)
Payments of financing costs	(925)	—
Payments of tax dividends	(2,333)	(310)
Net cash used in financing activities	(13,793)	(9,613)

Net increase (decrease in cash)	427	(8,692)

Cash at beginning of period	23,486	20,318
Cash at end of period	$23,913	$11,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (“Doe Run”) and its subsidiaries, including Doe Run Peru S.R.L. (“Doe Run Peru”, and together with Doe Run on a consolidated basis, the “ Company”). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (“Renco”).  In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of April 30, 2006 and the results of operations for the three and six-month periods ended April 30, 2006 and 2005.  Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current presentation.

(2)                     Financial Condition

The Company is highly leveraged and has significant commitments both in the U.S. and Peru for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures, including the financial guarantee, that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes (see Note 7: Asset Retirement and Environmental Obligations). These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes.  An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due.  The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting Doe Run, many of which are beyond the Company’s control.

Metal prices have risen dramatically over the past two fiscal years. Lead prices increased from a London Metal Exchange (“LME”) settlement monthly average of $911.40 per short metal ton in October 2005 to $1,061.80 per short metal ton in April 2006.  The Company has benefited from this price increase in both its lead metal and lead concentrate sales.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern.  Doe Run Peru however has significant capital requirements under environmental commitments and substantial contingencies related to Peruvian taxes and has significant debt service obligations, each of which, if not satisfied, could result in a default under the Company’s credit agreements and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and in the first two quarters of fiscal year 2006, the potential revenues and cash flow enhancements from the Company’s new ferrite project in Peru and the approval by the Peruvian government of the application to extend the PAMA requirement for the construction of the sulfuric acid plants, will enable the Company to continue as a going concern.  However, there can be no assurance that these actions will achieve the desired results.

Net unused availability at April 30, 2006 under the Doe Run Revolving Credit Facility was $34,689.  Net unused availability at April 30, 2006 under the Doe Run Peru Revolving Credit Facility was approximately $200.  In addition to the availability under its revolving credit facilities, the cash balance of Doe Run was $1,073 at April 30, 2006.  The cash balance of Doe Run Peru was $22,840 at April 30, 2006.  Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations.

The Doe Run Revolving Credit Facility expires on August 29, 2008.  The Doe Run Peru Revolving Credit Facility expires on September 22, 2006 and will require negotiations to extend its terms. There can be no assurance that the Company will be successful in extending the existing credit agreement or negotiating a new credit agreement, or if it is successful, that the extended or new credit agreement would be at terms that are favorable to the Company.

Any default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility.  A default under the requirements of the Doe Run Peru Revolving Credit Facility results in defaults under the Doe Run Revolving Credit Facility and the indenture governing the bonds.

(3)                     Inventories

Inventories consist of the following:

	April 30,	October 31,
	2006	2005

Finished metals and concentrates	$32,066	$18,461
Metals and concentrates in process	101,843	55,681
Materials, supplies and repair parts	33,587	31,492
	$167,496	$105,634

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $4,999 and $5,389 at April 30, 2006 and October 31, 2005, respectively.

(4)                   Income Taxes

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

On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments (“Contract”) with the government of Peru.  The Contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  The Contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments and, therefore, requested an extension of the time, from the Ministry of Energy and Mines (“MEM”), for these investments that would coincide with the extended period of compliance for the PAMA. MEM denied the request.  As a result, Doe Run Peru will not receive the benefits of the additional tax stabilization agreement.

Doe Run Peru has received income tax assessments from Peru’s tax authority (“SUNAT”) for tax years 1998 through 2001.  The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Metaloroya S.A. into Doe Run Peru, which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income.  Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessments of years 1999 through 2001 also relate to the disallowance of the deduction of interest paid, the offsetting of losses on derivatives executed in the U.S. and some leaseback and leasing operations. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of April 30, 2006 totals approximately $121,100.  The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $32,900.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,300, for calendar years 1998 through 2005.

Doe Run Peru has also received Value Added Tax (“VAT”) assessments for the tax years 1999 through 2001 and for the period from January through July 2004.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods, calculated with penalties and interest as of April 30, 2006 was approximately $48,100. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July of 2004.  Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued the use of holding certificates for exports in June of 2004. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003, calculated with penalties and interest as of April 30, 2006 to total approximately $22,400 in regard to its exports with holding certificates.

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

For the past several years, Doe Run Peru has generated net losses from operations that according to tax law may be used to offset taxable income in the future.  The Company expects to utilize all of Doe Run Peru’s net operating loss carryforwards in the current fiscal year.  As a result, Doe Run Peru has recorded $5,270 of income tax expense for the first two quarters of 2006.

Pursuant to the Company’s tax sharing agreement with Renco, a tax dividend is payable to Renco for federal and state income taxes that would be assessed if the Company was a C corporation.  Tax dividends payable to Renco of $15,487 and $384 were reflected in the Company’s balance sheets at April 30, 2006 and October 31, 2005, respectively.  The dividend payable at October 31, 2005 of $384 was paid in the second quarter of 2006 along with the tax dividend for the first quarter of 2006 of $1,949. The Company paid $12,842 of the dividend payable at April 30, 2006 in the third quarter of 2006 and the remaining $2,645 to be paid during the fourth quarter of 2006.

(5)                     Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Service cost	$(226)	$551	$—	$1,097
Interest cost on projected benefit obligation	2,577	1,670	3,412	3,325
Expected return on assets	(2,426)	(1,435)	(3,166)	(2,858)
Net amortization and deferral of unrecognized net losses	142	714	666	1,422
Net periodic benefit cost	$67	$1,500	$912	$2,986

The Company is required to make total contributions of $10,082 in 2006, of which $4,317 had been paid as of April 30, 2006.

Net Worth Appreciation Agreements

Certain current and former employees are parties to net worth agreements with Doe Run, pursuant to which, upon termination of each person’s employment with Doe Run, they are entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined in such agreement, from a base date until the end of the fiscal quarter preceding the date of his termination or in accordance with the terms of the individual agreements. Such amounts are payable without interest in 40 equal quarterly installments, commencing three months after the termination of each person’s employment or in accordance with the terms of the individual agreements, and at three month intervals thereafter. The net worth appreciation agreements also provide that, in the event of payment of a dividend, other than tax dividends paid in accordance with the Company’s tax sharing agreement, or sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. The Company recorded $2,503 in expense during the first two quarters of 2006.

 (6)                  Segment Information

The Company’s operating segments are separately managed business units that are distinguished by products, location and production processes.  The primary lead segment includes integrated mining, milling and smelting operations located in Missouri.  The recycling operation segment, located in Missouri, recycles lead-bearing materials, primarily spent batteries.  The fabricated products segment, located in Washington and Arizona, produces value-added lead products.  Doe Run Peru produces an extensive product mix of non-ferrous and precious metals.

Operating Segments — Revenues

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues from external customers:
Doe Run Peru	$247,673	$158,316	$450,365	$306,701
Primary lead	101,094	65,143	183,868	129,080
Recycling operation	22,672	22,432	46,760	40,998
Fabricated products	4,030	3,386	7,393	7,201
Total	375,469	249,277	688,386	483,980
Revenues from other operating segments: (1)
Doe Run Peru	6,091	—	12,331	2,724
Primary lead	397	209	1,076	711
Recycling operation	100	82	182	180
Total	6,588	291	13,589	3,615
Total reportable segments	382,057	249,568	701,975	487,595
Metal sales not attributed to operating segments	6,982	(1)	12,126	2,520
Realized losses on derivative contracts	(2,230)	(1,560)	(6,167)	(2,802)
Intersegment eliminations	(6,588)	(291)	(13,589)	(3,615)
Total revenues	$380,221	$247,716	$694,345	$483,698

(1)          Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation and amortization (“EBITDA”), as adjusted to exclude losses from impairment and disposal of long-lived assets and  unrealized gains (losses) on derivatives (“Adjusted EBITDA”). Consolidated Adjusted EBITDA also excludes accretion expense under Statement of Financial Accounting Standards No. 143, Asset Retirement Obligations adopted November 1, 2002.

Operating Segments — Adjusted EBITDA

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Doe Run Peru	$21,483	$7,238	$33,607	$15,714
Primary lead	44,797	15,168	76,493	37,686
Recycling operation	3,328	3,957	7,507	7,629
Fabricated products	836	676	1,141	1,149
Total reportable segments	70,444	27,039	118,748	62,178
Realized losses on derivatives	(2,230)	(1,560)	(6,167)	(2,802)
Other revenues and expenses (1)	(1,229)	(2,084)	(2,191)	(2,793)
Corporate selling, general and administrative expenses	(9,298)	(6,856)	(16,011)	(13,111)
Intersegment eliminations	(44)	(12)	(3)	13
Consolidated adjusted EBITDA	57,643	16,527	94,376	43,485
Depreciation, depletion and amortization	(7,015)	(5,764)	(13,128)	(11,901)
Interest expense, net	(988)	(3,314)	(3,725)	(6,755)
Unrealized gain on derivatives	2,301	463	4,256	1,261
Losses from impairment and disposal of long-lived assets	(668)	(779)	(793)	(1,989)
Asset retirement obligation accretion expense	(404)	(374)	(783)	(748)
Other	—	(93)	—	—
Income before income taxes	$50,869	$6,666	$80,203	$23,353

(1)          Other revenues and expenses consist of the profit on metal sales not attributed to operating segments and expenses not allocated to operating segments, including environmental expenses relating to historic operations of $542 and $803 for the three and six months ended April 30, 2006, respectively and  $2,877 for the three and six months ended April 30, 2005.

(7)                     Asset Retirement and Environmental Obligations

The Company is subject to numerous federal, state,  local and other government environmental laws and regulations governing, among other things, air emissions, wastewater discharges, solid and hazardous waste treatment, storage and disposal and remediation of releases of hazardous substances. The Company’s facilities are located on sites that have been used for heavy industrial purposes for decades and may require remediation. The Company has made and intends to continue making the necessary expenditures for environmental remediation and compliance with environmental laws and regulations. Environmental laws and regulations may become more stringent in the future, which could increase costs of compliance.

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

Doe Run has a RCRA permit addressing the closure of portions of its recycling operation. The majority of the cost will arise from removing hazardous materials from the facility. No ARO liability or related asset cost has been recorded because the fair value of the obligation cannot be determined due to the indeterminate timing. The cost of closure, based on third party estimates for bonding purposes, is approximately $3,200. The life of the operation is considered indeterminable because there is not currently a cost-effective alternative to the lead acid batteries and because battery manufacturers are required to recycle the batteries.

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005.  It applies to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow, including a financial guarantee for environmental issues.   Doe Run Peru must submit a mine closure plan to the MEM by August 17, 2006 which must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Doe Run Peru has hired a technical mining consultant to prepare the mine closure plans for Cobriza and La Oroya to insure that they will comply with the technical and legal requirements. The financial guarantee will not be known until the final mine closure plan is approved therefore, the guarantee is estimated to be established in January of 2007.

Doe Run Peru has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock.  Doe Run Peru is also responsible for the eventual covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the La Oroya smelter where the slag is currently stored.

The Company’s total recorded liabilities for AROs were approximately $15,945 and $15,188 as of April 30, 2006 and October 31, 2005, respectively.

Environmental Remediation - Domestic Operations

The Company had recorded liabilities of approximately $15,000 and $20,000 related to remediation obligations as of April 30, 2006 and October 31, 2005, respectively.

Doe Run is subject to an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“U.S. EPA”), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, Missouri, elevated blood lead levels in the community and lead releases from the plant. This AOC was modified effective on May 20, 2004 which addressed the technical requirements concerning the slag pile design and construction along with adjustments to the remediation schedule. At April 30, 2006 the estimated remaining cost of remediating the soils of this community was approximately $434.

Doe Run signed a settlement agreement with the State of Missouri on April 26, 2002, whereby it agreed to offer to purchase approximately 160 residential properties in an area close to the smelter if the owner requests such an offer. Offers totaling $10,300 have been accepted and closed.  The remaining offers have expired except for a few with pending closing dates or special arrangements for a total of $138.  The formal program under the agreement is now essentially completed.

The Company’s statements of operations reflect losses from impairment or retirement of long-lived assets primarily related to the residential properties owned in Herculaneum, as it is probable that the cost of the properties will not be recovered through future cash flows.

Doe Run has received notice that it is a potentially responsible party (“PRP”) subject to liability under The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), at the following sites: six sites in St. Francois County, Missouri, including the Big River Mine Tailings site, the Bonne Terre site, the Federal site, the National site, the Rivermines site and the Leadwood site; sites comprising areas along roads in Iron, Dent and Reynolds counties in Missouri; the Oronogo-Durenweg site in Jasper County, Missouri; the Cherokee County site in Cherokee County, Kansas; the Tar Creek site in Ottawa County, Oklahoma; the Block “P” site in Cascade County and Judith County, Montana; and the Missouri Electric Works site in Cape Girardeau, Missouri. There are two additional sites in St. Francois County for which the U.S. EPA has indicated it will issue notice. CERCLA provides for strict and, in certain circumstances, joint and several liability for response costs and natural resource damages. The Company’s estimate of the cost of the remediation of these sites, including the two additional sites in St. Francois County, is included in the total liability for remediation obligations, which the Company believes is adequate based on its investigations to date. However, depending upon the types of remediation required and certain other factors, additional costs at these sites, individually or collectively, could have a material adverse effect on the results of operations, financial condition and liquidity of the Company.

In addition to being asked to conduct remediation at the above sites, the U.S. EPA may also seek reimbursement from Doe Run for response actions it has conducted at these sites.  The U.S. Government has advised PRP’s at the Tar Creek site, including Doe Run, that it will seek reimbursement for approximately $125 million of such costs.  Given legal issues about Doe Run’s responsibility for activities of a former subsidiary, the fact that the former subsidiary’s activities at the site were localized and small (less than 1% of the waste), and the major involvement at the site of the U.S. Government through the Bureau of Land Management’s and the Bureau of Indian Affairs’ management of mineral leasing at the site, the Company is unable to estimate the expected outcome of any such potential claim.

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

Doe Run has completed an Engineering Evaluation/Cost Analysis (“EE/CA”) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the west Bonne Terre site and is nearly finished on the east site with completion expected in the summer of 2006.

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

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas. The National EE/CA was completed by the PRPs and was submitted to the U.S. EPA for approval. The U.S. EPA then had two EE/CA’s prepared, the last of which was accepted by them. The cost of their remedy is higher than that estimated by the EE/CA prepared by Doe Run. On July 6, 2006, the U.S. EPA issued a unilateral administrative order to four parties, the generating company and three landowners including Doe Run. Doe Run is negotiating its share with the generating PRP. The Leadwood EE/CA has been modified and submitted to the U.S. EPA for approval and it is contemplated that a unilateral order will be issued during the fiscal year to conduct the work. We would utilize Doe Run’s internal workforce which is about to complete work at Elvins-Rivermines. In addition, Doe Run has signed an

AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) to assess potential off-site impacts of these site operations on groundwater, residential soils, several creeks and a river and the need for related remediation. The initial draft of the RI/FS was submitted in early March of 2002. Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March of 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After sampling approximately 750 houses by the U.S. EPA and the Missouri Department of Natural Resources, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. The five companies have completed a mediation session concerning the allocation of costs and, subject to resolving certain outstanding issues, expect to modify the agreement between them resolving the allocation of the completed work. They are also expected to sign an agreement to resolve the management and expenditures regarding future work on this project. Also, in regard to potential contamination from transportation activities in and near the City of Viburnum, Doe Run has signed an AOC to conduct sampling and prepare a Preliminary Assessment/Site Inspection report. The draft of that work has been completed and submitted.

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

Environmental Remediation - Foreign Operations

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable maximum permissible limits established by MEM pertaining to air emissions and wastewater effluents quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Minera del Centro del Peru S.A., which we refer to as Centromin, received approval from the Peruvian Government for a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data mitigation measures and a closure plan. The PAMA also set forth the actions and corresponding annual investments a company agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for mining operations, such as Cobriza). The PAMA projects, which are more fully discussed below, were designed to achieve compliance with these requirements.

On December 29, 2004, the Peruvian Government issued a Supreme Decree No. 046-2004-EM (“Supreme Decree”), which recognized that exceptional circumstances may justify an extension of the time to complete one or more projects within the scope of a PAMA. Since Doe Run Peru expected that it would not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule by the end of calendar year 2006 with respect to certain projects, Doe Run Peru applied for an extension on December 20, 2005.

On May 29, 2006, MEM approved the extension of certain PAMA projects through October 31, 2009 (the “Modified PAMA”). Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively and Doe Run Peru remains obligated under the original PAMA to implement the following projects at its La Oroya smelter by December 31, 2006:

•        Upgrade the acid plant for the zinc circuit;

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

•        Construct domestic wastewater treatment and domestic waste disposal; and

•        Construct a monitoring station.

The Modified PAMA also requires Doe Run Peru to comply with certain special measures not previously required. These measures include, but are not limited to, implementation of projects to reduce stack and fugitive emissions which are designed to meet certain air quality objectives, a continuing improvement provision that provides for additional pollution controls to address the shortfalls in meeting objectives or to further reduce risks and certain measures regarding protection of public health, including, among others, actions for the reduction of lead in blood levels and special health programs for children and expectant women.

MEM has also required that the cost of a planned replacement of the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace that will reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant be included as part of the cost of the Modified PAMA acid plant projects. The estimated cost of this reactor furnace is $57,000, which brings the total remaining investment needed to build the sulfuric acid plants to approximately $152,590.

Additional PAMA projects required for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining

Modified PAMA projects as of April 30, 2006 was approximately $175,000 of which $31,500 remains to be spent in the 2006 calendar year.

Doe Run Peru’s ability to complete the required projects by the specific deadlines depends in large part upon the availability of sufficient funds. Doe Run Peru believes that sufficient funds will be available on a timely basis, but the availability of sufficient funds is largely dependent upon the results of its business operations and the possibility of additional financing; therefore, there can be no assurance that sufficient funds will be available for these projects.

Consistent with the requirements of the Supreme Decree providing for the possibility of PAMA extensions, in addition to other terms and conditions, the Modified PAMA contains two separate financial security arrangements to ensure that Doe Run Peru fulfills its statutory obligation to complete the Modified PAMA projects.

First, Doe Run Peru has established an environmental trust account with Scotiabank Peru into which receipts from sales are required to be remitted directly in an amount to have cash available sufficient to pay the expenditures estimated to be incurred in each subsequent month by Doe Run Peru in complying with the Modified PAMA. Second, Doe Run Peru has provided to MEM a bank letter of guarantee in the amount of $28,641 (an amount estimated to be 20% of the projected cost of the Modified PAMA projects to be spent after 2006). Doe Run Peru deposited such amount with Standard Chartered Bank which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited. Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for these arrangements.

Although not contemplated by the Supreme Decree providing for the possibility of PAMA extensions, as a condition of granting the Modified PAMA, MEM has provided that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate, which could affect the full and satisfactory compliance with the Modified PAMA obligations. This provision has not been agreed to by Doe Run or Doe Run Peru but was imposed under applicable law over their objection. Doe Run Peru was required, however, to provide a bank letter of guarantee in the amount of $4,000 which may be drawn upon to fund Modified PAMA projects if Doe Run Peru makes any payments to any shareholder or affiliate. Doe Run Peru satisfied this requirement by depositing such amount with Standard Chartered Bank which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.

Separately, Renco has confirmed to MEM that Renco understands that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate which could affect the full and satisfactory compliance with Doe Run Peru’s Modified PAMA obligations and Renco has stated that Renco has no intention of causing, and will not do anything to cause, Doe Run Peru to make any such payment.

In connection with its negotiations with MEM regarding the Modified PAMA, Doe Run voluntarily agreed to extend the maturity of Doe Run Peru’s $139,063 intercompany note payable to Doe Run until such time as the Modified PAMA has been completed.

No assurance can be given that implementation of the projects under the Modified PAMA is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the Modified PAMA period. The Peruvian Government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations, as well as their ability to comply with the Modified PAMA. After expiration of the Modified PAMA, Doe Run Peru must comply with all applicable standards and requirements.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its own

PAMA requirements with respect to Cobriza in June of 2004 and is in compliance with emissions standards required by this PAMA.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to the zinc ferrite disposal site at La Oroya. The current closure plan provides for encapsulating the ferrite residues in place in Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of April 30, 2006 and October 31, 2005.

Under the purchase agreement related to the acquisition of the La Oroya assets in October of 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian Government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligation and investment requirements or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

Doe Run is currently a defendant in three asbestos injury suits filed in Madison County, Illinois, each alleging that a worker was exposed to asbestos at the premises of the St. Joe Minerals Corporation.  However, Doe Run has not been properly served in one of these cases. Doe Run has reached a tentative settlement in another of these cases prior to going to trial.  Doe Run is also a defendant in an asbestos case filed in Lawrence County, Pennsylvania

Doe Run is in a commercial dispute with a buyer concerning one ocean shipment of lead concentrates.  Buyer is seeking reimbursement of expenses incurred to address a large amount of water that appeared during the voyage on top of concentrates in the forward holds.  This contract dispute is in arbitration before the LME.

Doe Run is a defendant in a lawsuit by Korea Zinc Co. and affiliates filed on January 19, 2006 in the Circuit Court of St. Louis County, concerning alleged violations of an agreement regarding the sale of zinc concentrates.  Doe Run disputes the claim and will seek dismissal because the dispute should be subject to arbitration.

Doe Run is a defendant in lawsuit filed by Nadist, LLC in U.S. District Court for the Eastern District of Missouri on June 23, 2006 concerning the Sweetwater Mine and Mill. The lawsuit purports to constitute a citizen suit alleging violations of certain U.S. environmental laws and includes certain state law allegations.

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

Doe Run Peru is currently a defendant in 207 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’

insurance. The average claim is $17. Of 19 previously concluded cases in this category, 18 were dismissed and 1 resulted in an award of $9.

Doe Run Peru is also currently a defendant in 164 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $20. Of 38 previously concluded cases in this category, 29 were dismissed and 9 resulted in awards totaling $19. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 149 workers remaining in the lawsuit have been valued at a total of $218 according to a report by an expert appointed by the court.

Doe Run Peru is also currently a defendant in 22 lawsuits alleging various labor claims including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $7. Of 30 previously concluded cases in this category, 26 were dismissed and 4 resulted in awards totaling $21.

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

On December 3, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli — La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

(9)                   Guarantor Subsidiaries

The Guarantor Subsidiaries (Fabricated Products, Inc. (“FPI”) and DR Land Holdings, LLC (together with FPI, the “Domestic Guarantors”) Buick Resource Recycling Facility, LLC, Doe Run Cayman Ltd. (“Doe Run Cayman”) and its subsidiary Doe Run Peru) have jointly and severally, fully, unconditionally and irrevocably guaranteed the 11.75% notes of the Company.  Doe Run Cayman has no operations separate from those of Doe Run Peru.  Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.  Intercompany transactions eliminated in consolidation consist of various service and agency fees between Doe Run and Doe Run Peru and sales of metal to Doe Run by Doe Run Peru and to FPI by Doe Run.

Condensed Consolidating Balance Sheet (unaudited)

As of April 30, 2006

(Dollars in thousands, except share and per share data)

	The Company Excluding Guarantor Subsidiaries	Buick Resource Recycling Facility, LLC	Other Domestic Guarantors	Doe Run Cayman and Subsidiary	Eliminations	The Company

ASSETS
Current assets:
Cash	$1,072	$—	$1	$22,840	$—	$23,913
Trade accounts receivable, net of allowance for doubtful accounts	84,869	—	2,565	55,677	(7,363)	135,748
Inventories	42,495	—	1,605	123,436	(40)	167,496
Prepaid expenses and other current assets	4,776	—	40	22,772	—	27,588
Due from subsidiaries/parent	9,023	2,512	—	—	(11,535)	—
Total current assets	142,235	2,512	4,211	224,725	(18,938)	354,745
Property, plant and equipment, net	75,477	14,720	805	171,713	—	262,715
Due from subsidiaries	156,753	—	—	—	(156,753)	—
Other noncurrent assets, net	8,300	—	63	270	—	8,633
Investment in subsidiaries	27,984	—	—	—	(27,984)	—
Total assets	$410,749	$17,232	$5,079	$396,708	$(203,675)	$626,093

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:

Current maturities of long-term debt	$67,581	$—	$—	$46,006	$—	$113,587
Accounts payable	31,864	—	434	133,219	(7,363)	158,154
Accrued liabilities	68,587	—	604	37,558	—	106,749
Due to parent/subsidiaries	2,512	—	9,023	—	(11,535)	—
Total current liabilities	170,544	—	10,061	216,783	(18,898)	378,490

Long-term debt, less current maturities	258,704	—	—	3,935	—	262,639
Due to parent	—	—	—	156,753	(156,753)	—
Other noncurrent liabilities	63,414	—	3	3,460	—	66,877
Total liabilities	492,662	—	10,064	380,931	(175,651)	708,006

Series A redeemable preferred stock	30,276	—	—	—	—	30,276

Shareholders’ equity (deficit):

Common stock, $.10 par value, 1,667 shares authorized, 1000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,305	1,205	—	(24,510)	—
Accumulated preferred stock dividends in excess of paid in capital	(5,038)	—	—	—	—	(5,038)
Retained earnings (accumulated deficit and accumulated) other comprehensive losses	(107,151)	(6,073)	(6,191)	13,772	(1,508)	(107,151)
Total shareholders’ equity (deficit)	(112,189)	17,232	(4,985)	15,777	(28,024)	(112,189)
Total liabilities and shareholders’ equity (deficit)	$410,749	$17,232	$5,079	$396,708	$(203,675)	$626,093

Condensed Consolidating Balance Sheet
As of October 31, 2005
(Dollars in thousands, except share and per share data)

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$8,916	$—	$1	$14,569	$—	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	—	2,202	31,637	(4,553)	85,740
Inventories	35,613	—	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	—	59	16,191	—	20,814
Due from subsidiaries	151,617	2,037	—	—	(153,654)	—
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	—	253,263
Due from subsidiaries	14,057	—	—	—	(14,057)	—
Other noncurrent assets, net	5,775	—	63	—	—	5,838
Investment in subsidiaries	6,708	—	—	—	(6,708)	—
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$—	—	$39,821	$—	$114,947
Accounts payable	29,007	—	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	—	468	31,200	—	87,060
Due to parent/subsidiaries	2,037	—	8,554	143,063	(153,654)	—
Total current liabilities	161,562	—	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	—	—	—	—	271,566
Due to parent	—	—	—	14,057	(14,057)	—
Other noncurrent liabilities	64,590	—	281	3,466	—	68,337
Total liabilities	497,718	—	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	—	—	—	—	28,495

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,305	1,205	—	(24,510)	—
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	—	—	—	—	(3,257)
Accumulated deficit and accumulated other comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders’ equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders’ equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Statement of Operations (unaudited)
Six Months Ended April 30, 2006
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$237,845	$—	$7,393	$462,696	$(13,589)	$694,345

Costs and expenses:
Cost of sales	161,435	—	5,248	417,249	(13,585)	570,347
Depletion, depreciation and amortization	4,771	1,364	219	6,774	—	13,128
Selling, general and administrative	15,425	—	1,327	11,816	—	28,568
Unrealized gain on derivative financial instruments	(1,963)	—	—	(2,293)	—	(4,256)
Other	2,028	—	—	1,087	—	3,115
Total costs and expenses	181,696	1,364	6,794	434,633	(13,585)	610,902

Income (loss) from operations	56,149	(1,364)	599	28,063	(4)	83,443

Other income (expense):
Interest expense, net	(2,004)	—	(217)	(1,504)	—	(3,725)
Other, net	(487)	475	3	494	—	485
Equity in earnings of subsidiaries	21,275	—	—	—	(21,275)	—
	18,784	475	(214)	(1,010)	(21,275)	(3,240)

Income (loss) before income tax expense	74,933	(889)	385	27,053	(21,279)	80,203

Income tax expense	—	—	—	5,270	—	5,270
Net income (loss)	74,933	(889)	385	21,783	(21,279)	74,933
Preferred stock dividends	(1,781)	—	—	—	—	(1,781)
Net income (loss) allocable to common shares	$73,152	$(889)	$385	$21,783	$(21,279)	$73,152

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended April 30, 2006
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$129,015	$—	$4,030	$253,764	$(6,588)	$380,221

Costs and expenses:
Cost of sales	83,981	—	2,707	226,815	(6,543)	306,960
Depletion, depreciation and amortization	2,447	684	109	3,775	—	7,015
Selling, general and administrative	8,958	—	671	5,832	—	15,461
Unrealized gain on derivative financial instruments	(2,278)	—	—	(23)	—	(2,301)
Other	1,011	—	—	797	—	1,808
Total costs and expenses	94,119	684	3,487	237,196	(6,543)	328,943

Income (loss) from operations	34,896	(684)	543	16,568	(45)	51,278

Other income (expense):
Interest expense, net	(851)	—	(101)	(36)	—	(988)
Other, net	(246)	230	1	594	—	579
Equity in earnings of subsidiaries	13,642	—	—	—	(13,642)	—
	12,545	230	(100)	(558)	(13,642)	(409)

Income (loss) before income tax expense	47,441	(454)	443	17,126	(13,687)	50,869

Income tax expense	—	—	—	3,428	—	3,428
Net income (loss)	47,441	(454)	443	13,698	(13,687)	47,441
Preferred stock dividends	(891)	—	—	—	—	(891)
Net income (loss) allocable to common shares	$46,550	$(454)	$443	$13,698	$(13,687)	$46,550

Condensed Consolidating Statement of Operations (unaudited)
Six Months Ended April 30, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$170,687	$—	$7,201	$309,425	$(3,615)	$483,698

Costs and expenses:
Cost of sales	130,709	—	5,240	285,010	(3,628)	417,331
Depletion, depreciation and amortization	4,533	1,256	209	5,903	—	11,901
Selling, general and administrative	12,631	—	1,202	8,853	—	22,686
Unrealized (gain) loss on derivative financial instruments	(1,492)	—	—	231	—	(1,261)
Other	2,840	29	152	137	—	3,158
Total costs and expenses	149,221	1,285	6,803	300,134	(3,628)	453,815

Income (loss) from operations	21,466	(1,285)	398	9,291	13	29,883

Other income (expense):
Interest expense, net	(5,207)	—	(314)	(1,234)	—	(6,755)
Other, net	(438)	446	2	215	—	225
Equity in earnings of subsidiaries	7,532	—	—	—	(7,532)	—
	1,887	446	(312)	(1,019)	(7,532)	(6,530)

Income (loss) before income tax expense	23,353	(839)	86	8,272	(7,519)	23,353

Income tax expense	—	—	—	—	—	—
Net income (loss)	23,353	(839)	86	8,272	(7,519)	23,353
Preferred stock dividends	(1,583)	—	—	—	—	(1,583)
Net income (loss) allocable to common shares	$21,770	$(839)	$86	$8,272	$(7,519)	$21,770

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended April 30, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$86,305	$—	$3,386	$158,316	$(291)	$247,716

Costs and expenses:
Cost of sales	70,671	—	2,290	146,646	(279)	219,328
Depletion, depreciation and amortization	2,274	633	109	2,748	—	5,764
Selling, general and administrative	6,605	—	615	4,539	—	11,759
Unrealized gain on derivative financial instruments	(383)	—	—	(80)	—	(463)
Other	1,319	—	(1)	3	—	1,321
Total costs and expenses	80,486	633	3,013	153,856	(279)	237,709

Income (loss) from operations	5,819	(633)	373	4,460	(12)	10,007

Other income (expense):
Interest expense, net	(2,528)	—	(158)	(628)	—	(3,314)
Other, net	(359)	222	—	110	—	(27)
Equity in earnings of subsidiaries	3,734	—	—	—	(3,734)	—
	847	222	(158)	(518)	(3,734)	(3,341)

Income (loss) before income tax expense	6,666	(411)	215	3,942	(3,746)	6,666

Income tax expense	—	—	—	—	—	—
Net income (loss)	6,666	(411)	215	3,942	(3,746)	6,666
Preferred stock dividends	(791)	—	—	—	—	(791)
Net income (loss) allocable to common shares	$5,875	$(411)	$215	$3,942	$(3,746)	$5,875

Condensed Consolidating Statement of Cash Flows (unaudited)
 Six Months Ended April 30, 2006
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by operating activities	$41,081	$475	$129	$16,941	$(21,275)	$37,351

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,869)	—	(12)	(17,250)	—	(23,131)
Net proceeds from sales of investments	—	—	—	—	—	—
Investment in subsidiaries	(21,275)	—	—	—	21,275	—
Net cash used in investing activities	(27,144)	—	(12)	(17,250)	21,275	(23,131)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	455	—	—	—	—	455
Proceeds from long-term debt	—	—	—	10,000	—	10,000
Payments on long-term debt	(20,862)	—	—	(128)	—	(20,990)
Payment of financing costs	—	—	—	(925)		(925)
Payments of dividends	(2,333)	—	—	—	—	(2,333)
Change in due to/due from parent/subsdiaries	959	(475)	(117)	(367)	—	—
Net cash provided by (used in) financing activities	(21,781)	(475)	(117)	8,580	—	(13,793)

Net increase (decrease) in cash	(7,844)	—	—	8,271	—	427

Cash at beginning of period	8,916	—	1	14,569	—	23,486
Cash at end of period	$1,072	$—	$1	$22,840	$—	$23,913

Condensed Consolidating Statement of Cash Flows (unaudited)
 Six Months Ended April 30, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$13,758	$417	$(709)	$22,587	$(8,851)	$27,202

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,387)	—	(130)	(18,097)	—	(26,614)
Net proceeds from sales of investments	333	—	—	—	—	333
Investment in subsidiaries	(8,851)	—	—	—	8,851	—
Net cash used in investing activities	(16,905)	—	(130)	(18,097)	8,851	(26,281)

Cash flows from financing activities:
Proceeds from revolving loans and short-term borrowings, net	10,535	—	—	(5,200)	—	5,335
Payments on long-term debt	(14,621)	—	—	(17)	—	(14,638)
Payments of dividends	(310)	—	—	—	—	(310)
Change in due to/due from parent/subsdiaries	1,575	(417)	839	(1,997)	—	—
Net cash provided by (used in) financing activities	(2,821)	(417)	839	(7,214)	—	(9,613)

Net decrease in cash	(5,968)	—	—	(2,724)	—	(8,692)

Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$7,444	$—	$1	$4,181	$—	$11,626

DOE RUN PERU S.R.L.

Condensed Balance Sheets

(U.S. dollars in thousands, except share and per share data)

	April 30,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$22,840	$14,569
Trade accounts receivable, net of allowance for doubtful accounts	55,677	31,637
Inventories	123,436	68,756
Prepaid expenses and other current assets	22,772	16,191
Total current assets	224,725	131,153

Property, plant and equipment, net	171,713	161,563
Other noncurrent assets, net	270	—
Total assets	$396,708	$292,716

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$46,006	$39,821
Accounts payable	133,219	67,115
Accrued liabilities	37,558	31,200
Due to related parties	—	143,063
Total current liabilities	216,783	281,199

Long-term debt, less current maturities	3,935	—
Due to parent company and related parties	156,753	14,057
Other noncurrent liabilities	3,460	3,466
Total liabilities	380,931	298,722

Shareholders’ equity (deficit):
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Retained earnings (deficit) and comprehensive income (loss)	13,772	(8,011)
Total shareholders’ equity (deficit)	15,777	(6,006)
Total liabilities and shareholders’ equity (deficit)	$396,708	$292,716

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Operations (unaudited)

(U.S. dollars in thousands)

	Three Months		Six Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005

Net sales	$253,764	$158,316	$462,696	$309,425

Costs and expenses:
Cost of sales	226,815	146,646	417,249	285,010
Depletion, depreciation and amortization	3,775	2,748	6,774	5,903
Selling, general and administrative	5,832	4,539	11,816	8,853
Unrealized gain on derivative financial instruments	(23)	(80)	(2,293)	231
Other	797	3	1,087	137
Total costs and expenses	237,196	153,856	434,633	300,134

Income from operations	16,568	4,460	28,063	9,291

Other income (expense):
Interest expense, net	(36)	(628)	(1,504)	(1,234)
Other, net	594	110	494	215
	(558)	(518)	(1,010)	(1,019)
Income before income tax expense	17,126	3,942	27,053	8,272

Income tax expense	3,428	—	5,270	—

Net income	$13,698	$3,942	$21,783	$8,272

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L

Condesned Statements of Cash Flows (unaudited)

(U.S. dollars in thousands)

	Six Months
	Ended April 30,
	2006	2005

Net cash provided by operating activities	$16,941	$22,587

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,250)	(18,097)
Net cash used in investing activities	(17,250)	(18,097)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans and short-term borrowings, net	—	(5,200)
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(128)	(17)
Payments of financing costs	(925)	—
Change in amount due to/due from related parties	(367)	(1,997)

Net cash provided by (used in) financing activities	8,580	(7,214)

Net increase (decrease) in cash	8,271	(2,724)

Cash at beginning of period	14,569	6,905
Cash at end of period	$22,840	$4,181

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L

Notes to Financial Statements

(U.S. dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim financial statements include the accounts of Doe Run Peru S.R.L. (“Doe Run Peru”). In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of April 30, 2006 and results of operations for the three and six-month periods ended April 30, 2006 and 2005.  All material intercompany balances and transactions have been eliminated.  Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current presentation.

(2)                     Financial Condition

Doe Run Peru is highly leveraged and has significant commitments for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures including the financial guarantees that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes.  (See Note 6: Asset Retirement and Environmental Obligations). These factors also increase Doe Run Peru’s vulnerability to general adverse conditions, limit Doe Run Peru’s flexibility in planning for or reacting to changes in its business and industry, and limit Doe Run Peru’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes.  An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on Doe Run Peru’s ability to meet its obligations when due. Doe Run Peru’s ability to meet these obligations is also dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting Doe Run Peru, many of which are beyond Doe Run Peru’s control.

The effects of higher metal prices over the past two years have been positive. Comparing the first two quarters of 2006 to that of 2005, the value of the metal recovered over the amount paid for the metal has increased 33% from $13,967 to $18,608. The values of by-products have also improved from $10,568 to $13,663 or 29%.  During the first two quarters of 2006, Doe Run Peru has benefited from its ferrites floatation plant which was placed in service at the end of the prior fiscal year. Though the plant has not reached its full capacity, it still contributed $6,033 to revenues.

While conversion costs have risen by $10,832 over the two periods and SG&A has risen $2,870, management believes that Doe Run Peru’s financial condition, as a result of the improved market conditions discussed in the preceding paragraphs, is stabilizing.  There still exists, however, the possibility that concentrate supplies will tighten again in one or more metals in the near future or that one or more of Doe Run Peru’s significant local suppliers could cease delivery of concentrates. Under these circumstances there is no assurance that we would be able to secure sufficient replacement at economically favorable terms. An interruption in the feed supply would adversely affect production at La Oroya and impair financial condition and liquidity.

The financial statements have been prepared assuming Doe Run Peru will continue as a going concern.  Doe Run Peru has significant capital requirements under environmental commitments and guarantees and substantial contingencies related to taxes and has significant debt service obligations under the revolving credit facility, each of which, if not satisfied, could result in a default under Doe Run Peru’s credit agreement and collectively raise substantial doubt about Doe Run Peru’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and in the first two quarters of fiscal year 2006, the potential revenues and cash flow enhancements from the new ferrite project and the approval obtained on May 29, 2006 to extend certain PAMA projects, will enable Doe Run Peru to continue as a going concern.  However, there can be no assurance that these actions will achieve the desired results.

Doe Run Peru continues to have substantial cash requirements in the future, including the maturity of the revolving credit facility on September 22, 2006 and significant capital requirements under environmental commitments. (see Note 6: Asset Retirement and Environmental Obligation).  In addition, there are substantial contingencies related to taxes (see Note 4: Income Taxes) and litigation (see Note 5: Litigation).

Net unused availability at April 30, 2006 under the Doe Run Peru Revolving Credit Facility was approximately $200.  In addition to the availability under its revolving credit facility, the cash balance of Doe Run Peru was $22,840 at April 30, 2006.  Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher Value-Added Tax (“VAT”) payments funded by cash from operations.

The Doe Run Peru Revolving Credit Facility expires on September 22, 2006 and will require negotiations to extend its terms. There can be no assurance that Doe Run Peru will be successful in extending the existing credit agreement or negotiating a new agreement, or if it is successful, that the extended or new credit agreement would be at terms that are favorable to Doe Run Peru.

Any default under the requirements of the PAMA could result in a default under the Doe Run Peru Revolving Credit Facility.  A default under the requirements of the Doe Run Peru Revolving Credit Facility results in defaults under the Doe Run Revolving Credit Facility and the indenture governing the bonds.

 (3)            Inventories

Inventories consist of the following:

	April 30,	October 31,
	2006	2005

Finished metals and concentrates	$17,489	$10,397
Metals and concentrates in process	90,528	44,668
Materials, supplies and repair parts	15,419	13,691
	$123,436	$68,756

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $1,357 and $1,162 at April 30, 2006 and October 31, 2005, respectively.

(4)                     Income Taxes

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

On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments (“Contract”) with the government of Peru.  The Contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  The Contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments and, therefore, requested an extension of the time, from the Ministry of Energy and Mines (“MEM”) for these investments that would coincide with the extended period of compliance for the PAMA. MEM denied the request.  As a result, Doe Run Peru will not receive the benefits of the additional tax stabilization agreement.

Doe Run Peru has received income tax assessments from Peru’s tax authority (“SUNAT”) for tax years 1998 through 2001.  The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Metaloroya S.A. into Doe Run Peru which was purchased by Doe Run Peru in October 1997, and its effects on subsequent years’ taxable income.  Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed.  The assessments of years 1999 through 2001 also relate to the disallowance of the deduction of interest paid, the offsetting of losses on derivatives executed in the U.S. and some leaseback and leasing operations. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of April 30, 2006 totals approximately $121,100.  Doe Run Peru estimates that the effect of a similar assessment for tax years after 2001 would be approximately $32,900.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,300, for calendar years 1998 through 2005.

Doe Run Peru has also received VAT assessments for the tax years 1999 through 2001 and for the period from January through July 2004.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. The total assessment for these periods, calculated with penalties and interest as of April 30, 2006, was approximately $48,100. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July of 2004.  Future VAT reimbursements cannot be used to offset the assessment by SUNAT.  Doe Run Peru discontinued the use of holding certificates for exports in June 2004. Doe Run Peru estimates expected additional assessments related to VAT for tax years 2002 and 2003, calculated with penalties and interest as of April 30, 2006, to total approximately $22,400 in regard to its exports with holding certificates.

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

For the past several years, Doe Run Peru has generated net losses from operations that according to tax law may be used to offset taxable income in the future.  Doe Run Peru expects to utilize all of its net operating loss carryforwards in the current fiscal year.  As a result, Doe Run Peru has recorded $5,270 of income tax expense for the first two quarters of 2006.

(5)                     Litigation

All existing and pending litigations at the time of the acquisition of Doe Run Peru were retained by Centromin, the prior owner of the La Oroya smelter and Cobriza mine.

Doe Run Peru is currently a defendant in 207 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $17. Of 19 previously concluded cases in this category, 18 were dismissed and 1 resulted in an award of $9.

Doe Run Peru is also currently a defendant in 164 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $20. Of 38 previously concluded cases in this category, 29 were dismissed and 9 resulted in awards totaling $19. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 149 workers remaining in the lawsuit have been valued at a total of $218 according to a report by an expert appointed by the court.

Doe Run Peru is also currently a defendant in 22 lawsuits alleging various labor claims including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $7. Of 30 previously concluded cases in this category, 26 were dismissed and 4 resulted in awards totaling $21.

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

On December 3, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli - La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005.  It applies to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow, including a financial guarantee for environmental issues.  Doe Run Peru must submit a mine closure plan to the MEM by August 17, 2006 which must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Doe Run Peru has hired a technical mining consultant to prepare the mine closure plans for Cobriza and La Oroya to insure that they will comply with all the technical and legal requirements. The financial guarantee will not be known until the final mine closure plan is approved therefore, the guarantee is estimated to be established in January of 2007.

Doe Run Peru has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock.  Doe Run Peru is also responsible for the eventual covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the La Oroya smelter, where the slag is currently stored.

Doe Run Peru’s total recorded liability for AROs was approximately $1,866 as of April 30, 2006 and October 31, 2005.

Environmental Remediation

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable maximum permissible limits established by MEM pertaining to air emissions and wastewater effluents quality. Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Minera del Centro del Peru S.A., which we refer to as Centromin, received approval from the Peruvian Government for a PAMA. The PAMA was designed to achieve compliance with MEM’s air and wastewater limits. It consisted of an environmental impact analysis, monitoring plan and data mitigation measures and a closure plan. The PAMA also set forth the actions and corresponding annual investments a company agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for mining operations, such as Cobriza). The PAMA projects, which are more fully discussed below, were designed to achieve compliance with these requirements.

On December 29, 2004, the Peruvian Government issued a Supreme Decree No. 046-2004-EM (“Supreme Decree”), which recognized that exceptional circumstances may justify an extension of the time to complete one or more projects within the scope of a PAMA. Since Doe Run Peru expected that it would not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule by the end of calendar year 2006 with respect to certain projects, Doe Run Peru applied for an extension on December 20, 2005.

On May 29, 2006, MEM approved the extension of certain PAMA projects through October 31, 2009 (the “Modified PAMA”). Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively and Doe Run Peru remains obligated under the original PAMA to implement the following projects at its La Oroya smelter by December 31, 2006:

•        Upgrade the acid plant for the zinc circuit;

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

•        Construct domestic wastewater treatment and domestic waste disposal; and

•        Construct a monitoring station.

The Modified PAMA also requires Doe Run Peru to comply with certain special measures not previously required. These measures include, but are not limited to, implementation of projects to reduce stack and fugitive emissions which are designed to meet certain air quality objectives, a continuing improvement provision that provides for additional pollution controls to address the shortfalls in meeting objectives or to further reduce risks and certain measures regarding protection of public health, including, among others, actions for the reduction of lead in blood levels and special health programs for children and expectant women.

MEM has also required that the cost of a planned replacement of the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace that will reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant be included as part of the cost of the Modified PAMA acid plant projects. The estimated cost of this reactor furnace is $57,000, which brings the total remaining investment needed to build the sulfuric acid plants to approximately $152,590.

Additional PAMA projects required for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining

Modified PAMA projects as of April 30, 2006 was approximately $175,000 of which $31,500 remains to be spent in the 2006 calendar year.

Doe Run Peru’s ability to complete the required projects by the specific deadlines depends in large part upon the availability of sufficient funds. Doe Run Peru believes that sufficient funds will be available on a timely basis, but the availability of sufficient funds is largely dependent upon the results of its business operations and the possibility of additional financing; therefore, there can be no assurance that sufficient funds will be available for these projects.

Consistent with the requirements of the Supreme Decree providing for the possibility of PAMA extensions, in addition to other terms and conditions, the Modified PAMA contains two separate financial security arrangements to ensure that Doe Run Peru fulfills its statutory obligation to complete the Modified PAMA projects.

First, Doe Run Peru has established an environmental trust account with Scotiabank Peru into which receipts from sales are required to be remitted directly in an amount to have cash available sufficient to pay the expenditures estimated to be incurred in each subsequent month by Doe Run Peru in complying with the Modified PAMA. Second, Doe Run Peru has provided to MEM a bank letter of guarantee in the amount of $28,641 (an amount estimated to be 20% of the projected cost of the Modified PAMA projects to be spent after 2006). Doe Run Peru deposited such amount with Standard Chartered Bank which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited. Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for these arrangements.

Although not contemplated by the Supreme Decree providing for the possibility of PAMA extensions, as a condition of granting the Modified PAMA, MEM has provided that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate, which could affect the full and satisfactory compliance with the Modified PAMA obligations. This provision has not been agreed to by Doe Run or Doe Run Peru but was imposed under applicable law over their objection. Doe Run Peru was required, however, to provide a bank letter of guarantee in the amount of $4,000 which may be drawn upon to fund Modified PAMA projects if Doe Run Peru makes any payments to any shareholder or affiliate. Doe Run Peru satisfied this requirement by depositing such amount with Standard Chartered Bank which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.

Separately, Renco has confirmed to MEM that Renco understands that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate which could affect the full and satisfactory compliance with Doe Run Peru’s Modified PAMA obligations and Renco has stated that Renco has no intention of causing, and will not do anything to cause, Doe Run Peru to make any such payment.

In connection with its negotiations with MEM regarding the Modified PAMA, Doe Run voluntarily agreed to extend the maturity of Doe Run Peru’s $139,063 intercompany note payable to Doe Run until such time as the Modified PAMA has been completed.

No assurance can be given that implementation of the projects under the Modified PAMA is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the Modified PAMA period. The Peruvian Government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations, as well as their ability to comply with the Modified PAMA. After expiration of the Modified PAMA, Doe Run Peru must comply with all applicable standards and requirements.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage. Doe Run Peru completed its own

PAMA requirements with respect to Cobriza in June of 2004 and is in compliance with emissions standards required by this PAMA.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to the zinc ferrite disposal site at La Oroya. The current closure plan provides for encapsulating the ferrite residues in place in Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of April 30, 2006 and October 31, 2005.

Under the purchase agreement related to the acquisition of the La Oroya assets in October of 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and their apportioned share of any complaint related to emissions. Performance of the indemnity has been guaranteed by the Peruvian Government through the enactment of the Supreme Decree No. 042-97-PCM. However, there can be no assurance that Centromin will satisfy its environmental obligation and investment requirements or that the guarantee will be honored. Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the three-months and the six-months ended April 30, 2006 compared to the three-months and the six-months ended April 30, 2005 should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (“Doe Run” and together with its subsidiaries, the “Company”) and the notes thereto, and other financial information included herein.

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

Recent events

On May 29, 2006, MEM approved the extension of certain PAMA projects through October 31, 2009 (the “Modified PAMA”). Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively and Doe Run Peru remains obligated under the original PAMA to implement the following projects at its La Oroya smelter by December 31, 2006:

•            Upgrade the acid plant for the zinc circuit;

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

•            Construct domestic wastewater treatment and domestic waste disposal; and

•            Construct a monitoring station.

The Modified PAMA also requires Doe Run Peru to comply with certain special measures not previously required. These measures include, but are not limited to, implementation of projects to reduce stack and fugitive emissions which are designed to meet certain air quality objectives, a continuing improvement provision that provides for additional pollution controls to address the shortfalls in meeting objectives or to further reduce risks and certain measures regarding protection of public health, including, among others, actions for the reduction of lead in blood levels and special health programs for children and expectant women.

MEM has also required that the cost of a planned replacement of the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace that will reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant be included as part of the cost of the Modified PAMA acid plant projects. The estimated cost of this reactor furnace is $57,000, which brings the total remaining investment needed to build the sulfuric acid plants to approximately $152,590.

Additional PAMA projects required for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining Modified PAMA projects as of April 30, 2006 was approximately $175,000 of which $31,500 remains to be spent in the 2006 calendar year.

Doe Run Peru’s ability to complete the required projects by the specific deadlines depends in large part upon the availability of sufficient funds. Doe Run Peru believes that sufficient funds will be available on a timely basis, but the availability of sufficient funds is largely dependent upon the results of its business operations and the possibility of additional financing; therefore, there can be no assurance that sufficient funds will be available for these projects.

Consistent with the requirements of the Supreme Decree providing for the possibility of PAMA extensions, in addition to other terms and conditions, the Modified PAMA contains two separate financial security arrangements to ensure that Doe Run Peru fulfills its statutory obligation to complete the Modified PAMA projects.

First, Doe Run Peru has established an environmental trust account with Scotiabank Peru into which receipts from sales are required to be remitted directly in an amount to have cash available sufficient to pay the expenditures estimated to be incurred in each subsequent month by Doe Run Peru in complying with the Modified PAMA. Second, Doe Run Peru has provided to MEM a bank letter of guarantee in the amount of $28,641 (an amount estimated to be 20% of the projected cost of the Modified PAMA projects to be spent after 2006). Doe Run Peru deposited such amount with Standard Chartered Bank which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited. Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for these arrangements.

Although not contemplated by the Supreme Decree providing for the possibility of PAMA extensions, as a condition of granting the Modified PAMA, MEM has provided that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate, which could affect the full and satisfactory compliance with the Modified PAMA obligations. This provision has not been agreed to by Doe Run or Doe Run Peru but was imposed under applicable law over their objection. Doe Run Peru was required, however, to provide a bank letter of guarantee in the amount of $4,000 which may be drawn upon to fund Modified PAMA projects if Doe Run Peru makes any payments to any shareholder or affiliate. Doe Run Peru satisfied this requirement by depositing such amount with Standard Chartered Bank which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.

Separately, Renco has confirmed to MEM that Renco understands that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate which could affect the full and satisfactory compliance with Doe Run Peru’s Modified PAMA obligations and Renco has stated that Renco has no intention of causing, and will not do anything to cause, Doe Run Peru to make any such payment.

In connection with its negotiations with MEM regarding the Modified PAMA, Doe Run voluntarily agreed to extend the maturity of Doe Run Peru’s $139,063 intercompany note payable to Doe Run until such time as the Modified PAMA has been completed.

No assurance can be given that implementation of the projects under the Modified PAMA is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the Modified PAMA period. The Peruvian Government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations, as well as their ability to comply with the Modified PAMA. After expiration of the Modified PAMA, Doe Run Peru must comply with all applicable standards and requirements.

Doe Run Peru had obtained a ten-year tax stabilization agreement with the Peruvian government, which provides for Peruvian taxation based on tax statutes and regulations prevailing on November 6, 1997, beginning with the Peruvian tax year ending on December 31, 1997 through December 31, 2006. On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments with the government of Peru.  This contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  This contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments and as a result Doe Run Peru will not receive the benefits of the additional tax stabilization agreement through 2021.

Doe Run received a notice from the U.S Environmental Protection Agency of a potential unilateral order concerning transportation matters under the Resource Conservation and Recovery Act of 1976, section 7003 on July 5, 2006. It included an offer to negotiate the terms to a voluntary agreement. The Company is evaluating the issues presented in the letter and has arranged to meet with the agency to explore the matter. It is too early to understand any impact such an agreement will have.

On June 19, 2006 Doe Run Peru, the Ministry of Health and the Regional Government of Junin signed a cooperation agreement for the implementation of the plan to reduce contamination at La Oroya. This agreement is an extension of a previous one signed between Doe Run Peru and the Ministry of Health in 2003. In the agreement Doe Run Peru commits to support the Ministry of Health’s environmental health clinic, supplemental educational program, family environmental health training, and community cleaning programs. Doe Run Peru will continue to make certain building space and equipment available and provide specified professional and support  personnel.

On July 31, 2006, the majority warrantholders exercised their right to require Doe Run to repurchase all of the warrants as promptly as practicable in the manner specified by the Warrant Agreement dated October 29, 2002 between Doe Run and State Street Bank and Trust, as Warrant Agent. Doe Run is in the process of engaging an appraiser to value the warrants.

Results of Operations

Metals Pricing

The following table sets forth average London Metal Exchange prices for lead, copper and zinc and the average London Bullion Market Association price for silver for the periods indicated:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
Average Prices	2006	2005	2006	2005
Lead ($/ton)	$1,100.80	$898.00	$1,062.80	$886.80
Copper ($/ton)	4,937.20	3,033.60	4,513.00	2,942.60
Zinc ($/ton)	2,312.60	1,210.80	1,984.60	1,136.20
Silver ($/troy ounce)	10.76	7.13	9.63	7.11

These prices reflect the continued tightening in the worldwide metal supply and the effect of other macroeconomic factors such as exchange rates, interest rates, and oil prices.

Production

All references to “ton” are in short tons.

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005
U.S. Operations
Lead metal - primary (tons)	39,158	39,943	81,093	80,359
Lead metal - secondary (tons)	34,008	32,812	67,072	66,510
Lead concentrates (metal content, tons)	67,841	71,497	136,641	136,645
Ore grade (lead)	5.20%	5.40%	5.38%	5.38%

Doe Run Peru Operations
Refined copper (tons)	16,657	15,594	33,548	31,508
Refined lead (tons)	33,126	33,135	66,070	64,895
Refined zinc (tons)	11,122	11,088	22,630	27,316
Refined silver (thousands of troy ounces)	9,200	8,727	18,418	16,966
Refined gold (thousands of troy ounces)	18	15	36	30
Copper concentrates (metal content, tons)	4,649	3,607	9,098	7,379
Ore grade (copper content)	1.05%	0.96%	1.03%	0.98%

The metal contained in lead concentrates produced at the Company’s primary lead operation’s mines in the 2006 second quarter was 5% lower than the 2005 second quarter, but was the same production when comparing the 2006 six-month period with the 2005 six-month period.  The lower 2006 second quarter lead concentrate production was due to the ore grade being about 4% lower than the corresponding 2005 second quarter, but the ore grade for the 2006 six-month period was identical to the 2005 six-month period.  The volume of ore processed for the 2006 second quarter and 2006 six month period were essentially at plan.

Development of the drift connecting the south end of the Fletcher mine to a new ore body called RC West Fork is continuing at the planned pace, with ore production expected to begin in the fourth calendar quarter of 2006.

In the 2006 second quarter, the Herculaneum primary smelter operation’s lead metal production was about 2% lower than in the 2005 second quarter, but the 2006 six-month period was 1% higher than the 2005 six-month period.  Lead metal production was at plan for the 2006 second quarter, but 7% below plan for the 2006 six-month period due to the necessary replacement of a major component in the acid plant in December.

Doe Run is subject to a State Implementation Plan (“SIP”) with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to attain and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected attainment of the lead standard for 11 of the last 15 quarters including the second quarter of the 2006 calendar year. However, once the air quality monitors reflected two quarters of non-compliance, the permitted annual capacity of the Herculaneum primary smelter decreased from 250,000 to 200,000 tons. This decrease in permitted capacity does not affect results at current production levels. Further non-compliance could result in SIP revisions that could have a material adverse financial impact on the Company. Management is in discussions with the Missouri Department of Natural Resources to explore options intended to improve the smelter’s ability to attain and maintain compliance in the future.

Lead production at the Company’s U.S. recycling operation was almost 4% and 1% higher in the 2006 second quarter and 2006 six-month period, respectively, than in the 2005 second quarter and 2006 six-month period, but was 8% lower than planned for the 2006 six-month period.  The production increases are the result of process changes made to the desulphurization circuit and to the furnace operations to allow the facility to handle feeds with higher levels of sulfur in an effort to further increase production regardless of the sulfur content of available feed.  The recycling operation continues to make other adjustments to the processes in an effort to further increase production with the high sulfur feeds.

During the 2006 second quarter, Doe Run Peru’s copper, silver and gold production increased 6.8%, 5.4% and 17.6%, respectively, compared to the 2005 second quarter. These increases were due, principally, to factors that occurred during the 2005 second quarter that no longer affected operations in the 2006 second quarter. These factors included:

•                    maintenance on the oxy-fuel furnace that limited the availability of blister copper for the copper refinery which had lead to a reduction in copper slimes from which precious metal products, including silver and gold ore, are derived; and

•                    gold content in copper concentrates acquired in the 2006 second quarter exceeded the content in the 2005 second  quarter.

The metal content in the copper concentrates produced at Doe Run Peru’s Cobriza mine in the 2006 second quarter was approximately 29% higher than the 2005 second quarter due to the correction of mine stability problems, improved mine preparation and development, and increased recoveries from pillars and sills. Production of lead remained essentially unchanged from the 2005 quarter to the 2006 quarter.

Results of Operations

Gross Margin on sales (net sales less cost of sales) increased from $28.4 million in the 2005 second quarter to $73.3 million in the 2006 second quarter and from $66.4 million in the 2005 six-month period to $124.0 million in the 2006 six-month period. Gross margin on sales for Doe Run’s operations increased from $16.7 million in the 2005 second quarter to $46.3 million in the 2006 second quarter and $42.0 million in the 2005 six-month period to $78.6 million in the 2006 six-month period while gross margin on sales for Doe Run Peru increased from $11.7 million in the 2005 second quarter to $26.9 million in the 2006 second quarter and $24.4 million in the 2005 six-month period to $45.4 million in the 2006 six-month period.

A 14.7% and 18.6% increase in the Company’s realized prices for lead metal, fueled by a 22.6% and 19.8% increase in London Metal Exchange prices and higher premiums achieved over the London Metal Exchange, contributed an additional $7.4 million and $19.7 to the Company’s gross margin on sales in the 2006 second quarter and 2006 six-month period compared to the 2005 second quarter and 2005 six-month period, respectively. An increase in lead concentrate sales volume and a decrease in copper concentrate sales volume resulted in an increase in net sales of $2.6 million and decrease of $1.9 million, respectively, in the 2006 six-month period over the 2005 six-month period. Increases in copper and zinc metal prices contributed an additional $21.0 million to net sales compared to the 2005 six-month period. These increases were offset by higher production costs at Doe Run’s primary operations, primarily due to slightly higher production, higher salaries, wages and employee benefits and maintenance and fuel costs. Increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, were partially offset by improved feed costs per unit of metal produced.

The $15.2 million increase in Doe Run Peru’s gross margin from the 2005 second quarter to the 2006 second quarter and the $21.0 million increase in Doe Run Peru’s gross margin from the 2005 six-month period to the 2006 six-month period were primarily the result of an improvement in the treatment charges received for processing concentrates and higher metal prices, offset by a LIFO inventory adjustment.

Selling, General and Administrative costs increased $3.7 million in the 2006 second quarter over the 2005 second quarter and $5.9 million in the 2006 six-month period over the 2005 six-month period. The increase was due primarily to increased salaries and employee benefit costs, legal fees, and professional fees related to software implementation.

Unrealized Gains  on derivative financial instruments are related to the change in fair market value of derivative financial instruments that are a part of the Company’s risk management strategy. The change from an unrealized gain of $1.3 million in the 2005 six-month period to an unrealized gain of $4.3 million in the 2006 six-month  period and the increase from $0.5 million to $2.3 million in the 2006 second quarter versus 2005 second quarter is primarily the result of the settled 2006  positions.  These gains were overcome by realized losses included in net sales.   Also see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Other Expenses increased $0.5 million from the 2005 second quarter to the 2006 second quarter and remained essentially unchanged from the 2005 six-month period to the 2006 six-month period.

The Renco Group, Inc., the parent company of Doe Run’s sole shareholder (referred to as Renco), has elected for the Company to be treated as a qualified subchapter S subsidiary for U.S. federal tax purposes.  Most states in which the Company operates will follow similar tax treatment. Subchapter S status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns.  As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement and our costs are shown as tax dividends.

Liquidity and Capital Resources

Overview

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the 2005 audited financial statements of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as  going concerns.  Doe Run Peru has significant capital requirements under environmental commitments, substantial contingencies related to Peruvian taxes and has significant debt service obligations, each of which, if not satisfied, could result in a default under the Company’s credit agreements and collectively raise substantial doubt about the Company’s ability to continue as a going concern. These commitments require Doe Run Peru to dedicate a substantial portion of cash flow from operations to the payment of these obligations which includes future expenditures of approximately $175 million under the terms of the Modified PAMA.  These commitments will reduce funds available for other business purposes.  In addition, the Company is highly leveraged. These factors also increase the Company’s vulnerability to general adverse conditions, limit our flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

The period for Doe Run Peru’s compliance with the PAMA requiring the construction of sulfuric acid plants at its La Oroya smelter was due to expire on December 31, 2006.  On May 29, 2006, the Peruvian Ministry of Energy and Mines issued a resolution, pursuant to Supreme Decree No. 046-2004-EM, extending the completion dates of certain PAMA projects to October 31, 2009. The sulfuric acid plant projects for the zinc circuit, the lead circuit and the copper circuit are required to be completed by December 31, 2006, September 30, 2008 and October 31, 2009, respectively.  They were all originally required to be completed by December 31, 2006. Management believes the Modified PAMA compliance period, in addition to high metal prices and other revenue enhancements will enable the Company to continue as a going concern.  The Company’s ability to meet obligations after 2006 could be affected by future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control, or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

Capital Resources and Debt Instruments

Net unused availability at April 30, 2006 under the Doe Run Revolving Credit Facility was approximately $34.7 million and under the Doe Run Peru Revolving Credit Facility was $0.2 million at April 30, 2006.  In addition to the availability under these revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $1.1 million and $22.8 million, respectively, at April 30, 2006. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.  Accounts payable have increased during the 2006 six-month period due, in part, to the high metal prices for materials and, in part, to Doe Run Peru extending its payment terms with certain suppliers in response to the lack of borrowing availability.

The Company’s term note of $8 million has been paid, however, the Company still has substantial debt service requirements in the future, including interest payments of $12.9 million in October of 2006 for the Company’s 11.75% notes which are due in 2008. The Doe Run Peru Revolving Credit Facility expires on September 22, 2006 and will require negotiations to extend its terms. There can be no assurance that the Company will be successful in extending the existing credit agreement or negotiating a new credit agreement, or if it is successful, that the extended or new credit agreement would be at terms that are favorable to the Company.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the majority warrantholders, pursuant to the Warrant Agreement dated as of October 29, 2002 between Doe Run and State Street Bank and Trust Company, as Warrant Agent, will have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. Management engaged a nationally recognized valuation firm to calculate the fair value of the warrants. Management’s estimate of the fair value of the warrants based on the valuation is approximately $0.6 million at April 30, 2006.

Tax Commitments

Income tax assessments from Peru’s tax authority, SUNAT, for the tax years 1998 through 2001, show an assessed amount due from Doe Run Peru, consisting of additional income taxes due, penalties and interest as of April 30, 2006, of approximately $121,100.  Value-added tax, referred to as VAT, assessments for tax years 1999 through 2001 and for the period from January through July 2004, calculated with penalties and interest as of April 30, 2006, show a total assessment amount of approximately $48,100. SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004.  In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $32,900 and $22,400 for the income tax and VAT matters, respectively.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,300 for calendar years 1998 through 2005.

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

The fair market value (gain/(loss)) of the Company’s derivatives was approximately $(0.2) million at April 30, 2006 . These losses, when realized, would be offset by higher prices on the Company’s sales of physical metal. The majority relates to sold lead futures and sold lead call options related to the U.S. operations. A 10% change in metal prices would not have a significant effect on the Company’s open contracts at April 30, 2006.

Interest Rate Risk

The Company is subject to interest rate risk on variable interest rate obligations. The Doe Run Revolving Credit Facility bears interest at the prime rate plus 0.75% per annum and at LIBOR plus 3% per annum. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 2-month or 3-month rate, depending on the term of the loan) plus 3.5%, 3.75% and 4.25%, respectively, per annum. A material increase in interest rates could adversely affect the Company’s business, financial condition and results of operations. A 1% increase in the interest rate under both the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.8 million, based on the loan balances outstanding as of April 30, 2006.

Foreign Tax Risk

On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments with the government of Peru.  This contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  This contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments and, therefore, requested an extension of the time, from the Ministry of Energy and Mines, for these investments that would coincide with the extended period of compliance for the PAMA. The Ministry of Energy and Mines denied the request.  As a result, Doe Run Peru will not receive the benefits of the additional tax stabilization agreement and the current tax stability agreement will expire on December 31, 2006. The Company will be subject to tax risk on any future changes to taxes or guarantees required by the Peruvian government. Any significant change could have an adverse affect on the Company’s business, financial condition and results of operations.

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles. While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse affect on the Company’s business, financial condition and results of operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed by our management,  under the supervision and with the participation of our Chief Executive Officer, the principal executive officer, and Chief Financial Officer, the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15(d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon, and as of the date of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and  procedures  are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Nadist, LLC v. The Doe Run Resources Corporation, et al. was filed on June 23, 2006 in the U.S. District Court for the Eastern District of Missouri. This suit alleges violations of U.S. environmental laws and claims damages to property allegedly due to contamination.

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

THE DOE RUN RESOURCES CORPORATION
(Registrant)

Date: August 7, 2006	/s/ David A. Chaput
David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial officer)