Form 10-Q
period 2006-07-31
DOE RUN RESOURCES CORP
filed 2006-09-14
CIK 1061112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

or

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

Number of shares outstanding of each of the issuer’s classes of common stock, as of September 14, 2006:

Common stock, $.10 par value	1,000 shares

THE DOE RUN RESOURCES CORPORATION

Item 1. Financial Statements.

THE DOE RUN RESOURCES CORPORATION

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	July 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$15,232	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	118,074	85,740
Inventories	142,012	105,634
Prepaid expenses and other current assets	30,619	20,814
Total current assets	305,937	235,674
Property, plant and equipment, net	268,724	253,263
Noncurrent restricted cash	38,471	—
Other noncurrent assets, net	7,520	5,838
Total assets	$620,652	$494,775

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current maturities of long-term debt	$99,117	$114,947
Accounts payable	138,292	92,275
Accrued liabilities	124,698	87,060
Total current liabilities	362,107	294,282

Long-term debt, less current maturities	260,950	271,566
Other noncurrent liabilities	67,990	68,337
Total liabilities	691,047	634,185

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,849 shares issued and outstanding as of July 31, 2006 and October 31, 2005, liquidation and redemption value	31,165	28,495

Shareholder’s deficit:
Common stock, $.10 par value per share, 1,667 shares authorized; 1,000 shares issued and outstanding	—	—
Accumulated deficit	(54,125)	(123,141)
Accumulated preferred stock dividends in excess of paid in capital	(5,928)	(3,257)
Accumulated other comprehensive losses	(41,507)	(41,507)
Total shareholder’s deficit	(101,560)	(167,905)
Total liabilities and shareholder’s deficit	$620,652	$494,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Net sales	$419,189	$257,523	$1,113,534	$741,221

Costs and expenses:
Cost of sales	364,416	227,900	934,763	645,231
Depreciation, depletion and amortization	6,929	6,310	20,057	18,211
Selling, general and administrative	14,291	12,998	42,859	35,684
Unrealized gain on derivative financial instruments	(547)	(2,595)	(4,803)	(3,856)
Other	940	871	4,055	4,029
Total costs and expenses	386,029	245,484	996,931	699,299

Income from operations	33,160	12,039	116,603	41,922

Other income (expense):
Interest expense, net	(1,681)	(1,955)	(5,406)	(8,710)
Other, net	(309)	248	176	473
	(1,990)	(1,707)	(5,230)	(8,237)

Income before income tax expense	31,170	10,332	111,373	33,685

Income tax expense	8,134	—	13,404	—

Net income	$23,036	$10,332	$97,969	$33,685
Preferred stock dividends	(890)	(792)	(2,671)	(2,375)
Net income allocable to common shares	$22,146	$9,540	$95,298	$31,310

Total comprehensive income	$23,036	$11,177	$97,969	$34,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	July 31,
	2006	2005

Cash flows from operating activities:
Net income	$97,969	$33,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	20,057	18,211
Imputed interest and amortization of deferred financing costs	471	705
Unrealized gain on derivative financial instruments	(4,803)	(3,856)
Losses from impairment and disposal of long-lived assets	1,079	2,250
Increase (decrease) resulting from changes in:
Trade receivables	(32,334)	(3,603)
Inventories	(36,378)	(17,132)
Prepaid expenses and other current assets	(9,504)	11,496
Accounts payable	46,017	23,209
Accrued liabilites	28,660	(1,458)
Other noncurrent assets and liabilites, net	(1,869)	284
Net cash provided by operating activities	109,365	63,791

Cash flows from investing activities:
Purchases of property, plant and equipment	(36,355)	(37,878)
Proceeds from disposal of assets and sale of investments	—	512
Increase in PAMA guarantees and other restricted cash	(38,471)	—
Net cash used in investing activities	(74,826)	(37,366)

Cash flows from financing activities:
Payments on revolving loans, net	(14,570)	(15,122)
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(22,124)	(14,642)
Payments of financing costs	(925)	—
Payments of tax dividends	(15,174)	(451)
Net cash used in financing activities	(42,793)	(30,215)

Net decrease in cash	(8,254)	(3,790)

Cash at beginning of period	23,486	20,318
Cash at end of period	$15,232	$16,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (“Doe Run”) and its subsidiaries, including Doe Run Peru S.R.L. (“Doe Run Peru”, and together with Doe Run on a consolidated basis, the “Company”). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (“Renco”).  In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of July 31, 2006 and the results of operations for the three and nine-month periods ended July 31, 2006 and 2005.  Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current presentation.

(2)                     Financial Condition

The Company is highly leveraged and has significant commitments both in the U.S. and Peru for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes (see Note 7: Asset Retirement and Environmental Obligations).  These factors increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due.  The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the majority warrantholders, pursuant to the Warrant Agreement dated as of October 29, 2002 between Doe Run and State Street Bank and Trust Company, as Warrant Agent,  have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. On July 31, 2006, the warrantholders exercised this right and management engaged BearingPoint, a nationally recognized valuation firm, to value the warrants as of April 30, 2006 in accordance with the terms of the warrant agreement.   Management’s estimate of the fair value of the warrants was approximately $0.6 million at July 31, 2006, based on the valuation made at October 31, 2005 by BearingPoint.

Metal prices have risen dramatically over the past two fiscal years as shown in the following table using the London Metal Exchange (“LME”) settlement monthly average:

	October 2004	October 2005	July 2006

Lead ($/ton)	$847.4	$911.4	$954.6
Copper ($/ton)	$2,734.6	$3,682.8	$6,996.2
Zinc ($/ton)	$965.6	$1,350.2	$3,029.8
Silver ($/troy ounce)	$7.11	$7.67	$11.23

The Company has benefited from these price increases in both its metal and concentrate sales.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. Doe Run Peru has significant capital requirements under environmental commitments and substantial contingencies related to Peruvian taxes and has significant debt service obligations, each of which, if not satisfied, could result in a default under the Company’s credit agreements and collectively raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and in the first three quarters of fiscal year 2006, the potential revenues and cash flow enhancements from the Company’s new ferrite project in Peru and the approval by the Peruvian Government obtained on May 29, 2006 to extend certain PAMA projects (“the Modified PAMA”), will enable the Company to continue as a going concern.  However, there can be no assurance that these actions will achieve the desired results.

Net unused availability at July 31, 2006 under the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility was $42,643 and $200, respectively.  In addition to the availability under its revolving credit facilities, the cash balances at July 31, 2006 of Doe Run and Doe Run Peru were $10,897 and $4,335, respectively.  The cash balances at July 31, 2006 are after funding $32,641 for the financial guarantees required by the terms of the Modified PAMA.  Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher Value-Added Tax (“VAT”) payments funded by cash from operations.

The Doe Run Revolving Credit Facility expires on August 29, 2008.  The Doe Run Peru Revolving Credit Facility expires on September 22, 2006 and negotiations are ongoing to extend its terms. There can be no assurance that the Company will be successful in extending the existing credit agreement or negotiating a new credit agreement, or if it is successful, that the extended or new credit agreement would be at terms that are favorable to the Company.

Any default under the requirements of the Modified PAMA could result in a default under the Doe Run Peru Revolving Credit Facility.  A default under the requirements of the Doe Run Peru Revolving Credit Facility results in defaults under the Doe Run Revolving Credit Facility and the indenture governing the bonds.

(3)                     Inventories

Inventories consist of the following:

	July 31,	October 31,
	2006	2005

Finished metals and concentrates	$24,775	$18,461
Metals and concentrates in process	78,692	55,681
Materials, supplies and repair parts	38,545	31,492
	$142,012	$105,634

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $5,024 and $5,389 at July 31, 2006 and October 31, 2005, respectively.

(4)                   Income Taxes

Doe Run Cayman Ltd. (“Doe Run Cayman”), the parent of Doe Run Peru, is subject to the regulations of the Cayman Islands, which currently have no corporate income or capital gains tax. Doe Run Peru and Doe Run Cayman’s other subsidiaries located in Peru, however, are subject to Peruvian taxation. The statutory income tax rate in Peru is 30%. Doe Run Peru has a ten-year tax stabilization agreement with the Peruvian Government, which provides for Peruvian taxation based on tax statutes and regulations prevailing on November 6, 1997, beginning with the Peruvian tax year ending on December 31, 1997 through December 31, 2006.

On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments (“Contract”) with the Government of Peru.  The Contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  The Contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments, and as a result, Doe Run Peru will not receive the benefits of the additional tax stabilization agreement.  Beginning in January 2007, Doe Run Peru will be subject to future tax law changes.  These changes could have a material impact on Doe Run Peru’s financial results.

Doe Run Peru is the subject of income tax assessments from Peru’s tax authority (“SUNAT”) for tax years 1998 through 2001.  The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Metaloroya S.A. into Doe Run Peru, which Doe Run Peru purchased in October 1997, and its effects on subsequent years’ taxable income.  Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed. The assessments of years 1999 through 2001 also relate to the disallowance of the deduction of interest paid, the offsetting of losses on derivatives executed in the U.S. and some leaseback and leasing operations. The estimated assessed amount, consisting of additional income taxes due, penalties and interest as of July 31, 2006, totals approximately $129,125.  The Company estimates that the effect of a similar assessment for tax years after 2001 would be approximately $35,087.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,376, for calendar years 1998 through 2005.

Doe Run Peru is the subject of VAT assessments for the tax years 1999 through 2001 and for the period from January through July 2004.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. Doe Run Peru discontinued the use of holding certificates for exports in June of 2004. The total assessment for these periods, calculated with penalties and interest as of July 31, 2006, was approximately $50,205. SUNAT offset their original assessment for 2004 of $2,300 with Doe Run Peru’s VAT receivable balance from July of 2004; however, on May 17, 2006, SUNAT confirmed its 2004 tax assessment relating to exports using holding certificates for an amount of $1,380 and approved Doe Run Peru’s treatment of the tax credits of 2004. The difference between the original 2004 assessment of $2,300 and the confirmed amount of $1,380 was refunded to Doe Run Peru.  The Company is appealing this assessment to the tax courts. The Company estimates expected additional assessments related to VAT for tax years 2002 and 2003, calculated with penalties and interest as of July 31, 2006, to total approximately $23,883 in regard to its exports with holding certificates.

Management of the Company believes that in each case discussed above for income tax and VAT assessments, Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required. No amounts have been accrued as liabilities related to these actions.

For the past several years, Doe Run Peru has generated net losses from operations that according to tax law may be used to offset taxable income in the future.  The Company expects to utilize all of Doe Run Peru’s net operating loss carryforwards in the current fiscal year.  As a result, Doe Run Peru has recorded $13,404 of income tax expense for the first three quarters of 2006.

Pursuant to the Company’s tax sharing agreement with Renco, a tax dividend is payable to Renco for federal and state income taxes that would be assessed if the Company was a C corporation.  Tax dividends payable to Renco of $14,163 and $384 were reflected in the Company’s balance sheets, as accrued liabilities, at July 31, 2006 and October 31, 2005, respectively.  The dividend payable at October 31, 2005 of $384 was paid in the second quarter of 2006 along with the tax dividend for the first quarter of 2006 of $1,949.  The Company paid $12,841 of the tax dividend payable for the second quarter in the third quarter of 2006, and the remaining $2,645 of the tax dividend payable for the second quarter along with the tax dividend for the third quarter of $11,518 was paid during the fourth quarter of 2006.

(5)                     Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Service cost	$—	$667	$—	$1,764
Interest cost on projected benefit obligation	1,731	1,711	5,143	5,036
Expected return on assets	(1,606)	(1,418)	(4,772)	(4,276)
Net amortization and deferral of unrecognized net losses	338	1,734	1,004	3,156
Curtailment loss	—		—	690
Net periodic benefit cost	$463	$2,694	$1,375	$6,370

The Company is required to make total contributions of $10,082 in 2006, of which $6,612 had been paid as of July 31, 2006.

Net Worth Appreciation Agreements

Certain current and former employees are parties to net worth agreements with Doe Run, pursuant to which, upon termination of each employee’s employment with Doe Run, they are entitled to receive a fixed percentage of the increase in the net worth of the Company, as defined in such agreement, from a base date until the end of the fiscal quarter preceding the date of the employee’s termination or in accordance with the terms of the individual agreements. Such amounts are payable without interest in 40 equal quarterly installments, commencing three months after the termination of each employee’s employment or in accordance with the terms of the individual agreements, and at three month intervals thereafter. The net worth appreciation agreements also provide that, in the event of payment of a dividend, other than tax dividends paid in accordance with the Company’s tax sharing agreement, or sale of the Company, the active participants will be entitled to receive a percentage of the dividend or the net proceeds of the sale equal to their maximum percentages under the agreements. The Company recorded $3,200 in expense during the first three quarters of 2006.

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

Operating Segments – Revenues

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Revenues from external customers:
Doe Run Peru	$301,500	$171,975	$751,865	$478,676
Primary lead	84,023	63,256	267,891	192,336
Recycling operation	25,508	22,262	72,268	63,260
Fabricated products	3,908	3,137	11,301	10,338
Total	414,939	260,630	1,103,325	744,610
Revenues from other operating segments: (1)
Doe Run Peru	5,422	396	17,753	3,120
Primary lead	4,555	508	5,631	1,219
Recycling operation	—	14	182	194
Total	9,977	918	23,566	4,533
Total reportable segments	424,916	261,548	1,126,891	749,143
Metal sales not attributed to operating segments	5,169	31	17,295	2,551
Realized losses on derivative contracts	(919)	(3,138)	(7,086)	(5,940)
Intersegment eliminations	(9,977)	(918)	(23,566)	(4,533)
Total revenues	$419,189	$257,523	$1,113,534	$741,221

(1)          Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

The measure of segment profit and loss used by the Company is earnings of the segment before interest, taxes, depletion, depreciation and amortization (“EBITDA”), as adjusted to exclude losses from impairment and disposal of long-lived assets and unrealized gains (losses) on derivatives (“Adjusted EBITDA”). Consolidated Adjusted EBITDA also excludes accretion expense under Statement of Financial Accounting Standards No. 143; Asset Retirement Obligations adopted November 1, 2002.

Operating Segments – Adjusted EBITDA

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Doe Run Peru	$16,628	$12,437	$50,235	$28,151
Primary lead	32,243	11,429	108,736	49,115
Recycling operation	3,722	5,075	11,229	12,704
Fabricated products	474	449	1,615	1,598
Total reportable segments	53,067	29,390	171,815	91,568
Realized losses on derivatives	(919)	(3,138)	(7,086)	(5,940)
Other revenues and (expenses) (1)	(3,549)	(1,384)	(5,740)	(4,177)
Corporate selling, general and administrative expenses	(8,326)	(8,220)	(24,337)	(21,331)
Intersegment eliminations	(62)	(10)	(66)	3
Consolidated adjusted EBITDA	40,211	16,638	134,586	60,123
Depreciation, depletion and amortization	(6,929)	(6,310)	(20,057)	(18,211)
Interest expense, net	(1,681)	(1,955)	(5,406)	(8,710)
Unrealized gain on derivatives	547	2,595	4,803	3,856
Losses from impairment and disposal of long-lived assets	(287)	(261)	(1,079)	(2,250)
Asset retirement obligation accretion expense	(691)	(375)	(1,474)	(1,123)
Income before income taxes	$31,170	$10,332	$111,373	$33,685

(1)          Other revenues and expenses consist of the profit on metal sales not attributed to operating segments and expenses not allocated to operating segments, including environmental expenses relating to historic operations of $3,310 and $4,113 for the three and nine months ended July 31, 2006, respectively, and $330 and $3,301 for the three and nine months ended July 31, 2005, respectively.

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

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities are increased to full value over time through charges of accretion to operating expense. In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and is depreciated over the asset’s useful life. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

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

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005 and is applicable to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow and requires, among other things, the provision of a financial guarantee for environmental issues.  Under the Law, Doe Run Peru was originally required to submit a mine closure plan to the Ministry of Energy and Mines (“MEM”) by August 17, 2006. According to a modification issued August 15, 2006, however, Doe Run Peru was required to submit a conceptual mine closure plan to MEM by August 16, 2006, which provided a general description of the remediation measures to be done.  Doe Run Peru retained one of the technical mining consultants registered with MEM to prepare the mine closure plans for Cobriza and La Oroya to ensure compliance with the technical and legal requirements of the Law and regulations. The conceptual mine closure plan was filed when due and the final mine closure plan is now due approximately six months later. The financial guarantee requirements will not be known until the final mine closure plan is approved; therefore, the guarantee is expected to be funded by equal annual payments into a trust fund between January of 2008 and the estimated closure date of each element of operation.

Doe Run Peru has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock.  Doe Run Peru is also responsible for the eventual covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the La Oroya smelter where the slag is currently stored.

The Company’s total recorded liabilities for AROs were approximately $16,661 and $15,188 as of July 31, 2006 and October 31, 2005, respectively.

Environmental Remediation - Domestic Operations

The Company recorded liabilities of approximately $16,626 and $20,021 related to remediation obligations as of July 31, 2006 and October 31, 2005, respectively.

Doe Run is subject to an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“U.S. EPA”), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, Missouri, elevated blood lead levels in the community and lead releases from the plant. The AOC was modified effective on May 20, 2004 to address the technical requirements concerning the slag pile design and construction along with adjustments to the remediation schedule. At July 31, 2006, the estimated remaining cost of remediating the soils of this community was approximately 604.

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

In addition to being asked to conduct remediation at the above sites, the U.S. EPA may also seek reimbursement from Doe Run for response actions it has conducted at these sites.  The U.S. EPA has advised PRP’s at the Tar Creek site, including Doe Run, that it will seek reimbursement for approximately $125,000 of such costs.  Given the Company’s belief that Doe Run’s responsibility for activities of a former subsidiary are uncertain, the fact that the former subsidiary’s activities at the site were localized and small (less than 1% of the waste) and the major involvement at the site of the U.S. Government through the Bureau of Land Management’s and the Bureau of Indian Affairs’ management of mineral leasing at the site, the Company is unable to estimate the expected outcome of any such potential claim.

Doe Run has completed an Engineering Evaluation/Cost Analysis (“EE/CA”) for the Bonne Terre site and has signed two AOCs to conduct removal actions on the west and east portions of the site. Work is completed on the west Bonne Terre site and is nearly finished on the east site, with completion expected by the end of fiscal year 2006.

Doe Run has completed an EE/CA for the Rivermines site and, while unable to accept certain financial assurance provisions of a proposed AOC, has agreed to conduct a removal action at the site under a UAO. Work has commenced on the removal action. The EPA accelerated the timeframe to complete the majority of the remediation effort by the end of fiscal year 2006.

Doe Run is subject to an AOC with the U.S. EPA to remediate the Big River Mine Tailings site. The remediation work required by the AOC has been substantially completed and will continue with revegetation and ongoing monitoring and maintenance activities.

Doe Run has also signed AOCs to perform an EE/CA on each of the National and Leadwood sites for remediation of mine waste areas. The National EE/CA was completed by the PRPs and was submitted to the U.S. EPA for approval. The U.S. EPA then had two EE/CA’s prepared, the last of which was accepted by them. The cost of their remedy is higher than that estimated by the EE/CA prepared by Doe Run. On July 6,

2006, the U.S. EPA issued a unilateral administrative order to four parties, the generating company and three landowners, including Doe Run.  Doe Run is negotiating its share with the generating PRP. The Leadwood EE/CA has been modified and submitted to the U.S. EPA for approval, and it is contemplated that a unilateral order or a negotiated AOC will be issued during the fiscal year to conduct the work.  Doe Run will utilize its internal workforce, which is about to complete work at Elvins-Rivermines. In addition, Doe Run has signed an AOC with the U.S. EPA to conduct a Remedial Investigation/Feasibility Study (“RI/FS”) to assess potential off-site impacts of these site operations on groundwater, residential soils, several creeks and a river and the need for related remediation. The initial draft of the RI/FS was submitted in early March of 2002. Doe Run signed an order to conduct interim measures, which consisted of blood lead testing of young children, residential soil sampling and limited soil remediation as indicated by the testing and sampling results, which was terminated and replaced by an AOC to conduct certain additional soil remediation in the area and has included its best estimate of these efforts in its recorded liabilities. The Company believes the recorded liabilities related to these sites are adequate. However, should remediation goals or areas change, requiring substantially increased measures, there can be no assurance that the recorded liabilities would be adequate.

In March of 2004, Doe Run received notice that it is a PRP subject to liability under CERCLA for contamination along roads in Iron, Dent and Reynolds counties in Missouri, along with a number of mining companies involved in the transportation of concentrates. After the U.S. EPA and the Missouri Department of Natural Resources sampled approximately 750 houses, approximately 150 houses were identified as potentially requiring some level of remediation. Doe Run and four other mining companies have signed an AOC to conduct soil remediation at approximately 40 of these houses. The five companies have completed a mediation session concerning the allocation of costs and, subject to resolving certain outstanding issues, expect to modify the agreement between them resolving the allocation of the completed work.  They are also expected to sign an agreement to resolve the management and expenditures regarding future work on this project.  Also, in regard to potential contamination from transportation activities in and near the City of Viburnum, Doe Run has signed an AOC to conduct sampling and prepare a Preliminary Assessment/Site Inspection report.  The draft of that work has been completed and submitted.

Doe Run has been advised that the U.S. EPA is considering taking certain response actions at a mine site in Madison County, Missouri known as the Mine LaMotte Site. Doe Run and the owner of the other 50% share of stock in the company that mined the site, have signed an AOC to conduct an RI/FS at the site. This site is substantially smaller than the sites in St. Francois County where the Company has been named a PRP, and the potential issues are less complex. Doe Run has also been advised that remediation is required at a related small satellite mine site. After conducting an investigation, Doe Run has determined that it was not involved in operations at the satellite site, but further review will be required before a determination can be made as to whether it has any liability at the main site. At this time, based on preliminary information and an inspection of the sites, management does not believe that any future action will result in a material adverse impact to the results of operations, financial condition or liquidity of the Company.

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

Environmental Remediation - Foreign Operations

Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable maximum permissible limits established by MEM pertaining to air emissions and wastewater effluents quality.  Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, a subsidiary of Empresa Minera del Centro del Peru S.A. (“Centromin”), received approval from the Peruvian Government for a PAMA.  The PAMA is an environmental regulatory program for Peruvian mining operations designed to achieve compliance with MEM’s air and wastewater limits.  It consisted of an environmental impact analysis, monitoring program and data mitigation measures and a closure plan.  The PAMA also set forth the actions and corresponding annual investments a company agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for mining operations, such as Cobriza).  The PAMA projects, which are more fully discussed below, were designed to achieve compliance with these requirements.

In compliance with La Oroya’s PAMA, from inception, Doe Run Peru completed the following projects:

•        Constructed a treatment plant for the copper refinery effluent;

•        Improved the slag handling system;

•        Improved Huanchan lead and copper slag deposits;

•        Constructed an arsenic trioxide deposit;

•        Improved the zinc ferrite disposal site; and

•        Constructed a monitoring station.

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

On May 29, 2006, MEM approved the extension of certain projects required under La Oroya’s PAMA through October 31, 2009.  Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively, and Doe Run Peru remains obligated to implement the following projects at its La Oroya smelter by December 31, 2006:

•        Upgrade the acid plant for the zinc circuit;

•        Construct an industrial wastewater treatment plant for the smelter and refinery; and

•        Construct domestic wastewater treatment and domestic waste disposal.

The Modified PAMA also requires Doe Run Peru to comply with certain special measures not previously required.  These measures include, but are not limited to, implementation of projects to reduce stack and fugitive emissions, which are designed to meet certain air quality objectives, a continuing improvement provision that provides for additional pollution controls to address the shortfalls in meeting objectives or to further reduce risks and certain measures regarding protection of public health, including, among others, actions for the reduction of lead in blood levels and special health programs for children and expectant women.  Doe Run Peru is required to spend approximately $2,300 per year for 2007, 2008 and 2009 complying with these measures and existing social programs, with additional expected spending of $1,600 for the remainder of the 2006 calendar year.

MEM has also required that the cost of a planned replacement of the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace that will reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant be included as part of the cost of the Modified PAMA acid plant projects.  The estimated cost of this reactor furnace is $57,000, which brings the total remaining investment needed to build the sulfuric acid plants to approximately $150,876 as of July 31, 2006.

Additional projects required under the Modified PAMA for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds.  The total cost of the currently remaining Modified PAMA projects as of July 31, 2006 was approximately $175,868, of which $25,642 remains to be spent in the 2006 calendar year.

Doe Run Peru’s ability to complete the required projects by the specific deadlines depends in large part upon the availability of sufficient funds.  Doe Run Peru believes that sufficient funds will be available on a timely basis, but the availability of sufficient funds is substantially dependent upon the results of its business operations and the possibility of additional financing; therefore, there can be no assurance that sufficient funds will be available for these projects.

Consistent with the requirements of the Supreme Decree, the Modified PAMA also contains two separate financial security arrangements to ensure that Doe Run Peru fulfills its statutory obligation to complete the Modified PAMA projects.

First, Doe Run Peru has established an environmental trust account with Scotiabank Peru into which receipts from sales to certain customers are required to be directly remitted in an amount sufficient to have cash available to pay the expenditures estimated to be incurred in each subsequent month by Doe Run Peru under the Modified PAMA. At July 31, 2006, the balance in this account was $5,830 and is included in noncurrent restricted cash on the balance sheet. Second, Doe Run Peru has provided to MEM a bank letter of guarantee in the amount of $28,641 (which, when determined, was 20% of the projected cost of the Modified PAMA projects to be spent after 2006).  Doe Run Peru deposited such amount with Standard Chartered Bank, which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.  This amount was included as noncurrent restricted cash on the balance sheet at July 31, 2006.  Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for these arrangements.

Although not contemplated by the Supreme Decree, as a condition of granting the Modified PAMA, MEM unilaterally determined that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate that could affect the full and satisfactory compliance with the Modified PAMA obligations.  This determination was not agreed to by Doe Run or Doe Run Peru, but was imposed under applicable law over their objection.  Doe Run Peru was required, however, to provide a bank letter of guarantee in the amount of $4,000, which may be drawn upon to fund Modified PAMA projects if Doe Run Peru makes any payments to any shareholder or affiliate.  Doe Run Peru satisfied this requirement by depositing such amount with Standard Chartered Bank, which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.  At July 31, 2006, this amount was included in noncurrent restricted cash on the balance sheet.

Separately, Renco has advised Doe Run that Renco has confirmed to MEM that Renco understands that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate that could affect the full and satisfactory compliance with Doe Run Peru’s Modified PAMA obligations, and Renco has advised Doe Run that Renco has no intention of causing, and will not do anything to cause, Doe Run Peru to make any such payment.

In connection with its negotiations with MEM regarding the Modified PAMA, Doe Run voluntarily agreed to extend the maturity of Doe Run Peru’s $139,063 intercompany note payable to Doe Run from December 9, 2006 until such time as the Modified PAMA has been completed.

No assurance can be given that implementation of the projects under the Modified PAMA is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the Modified PAMA period.  The Peruvian Government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations, as well as its ability to comply with the Modified PAMA.  After expiration of the Modified PAMA, Doe Run Peru must continue to comply with all applicable standards and requirements.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to the zinc ferrite disposal site at La Oroya.  The current closure plan provides for encapsulating the ferrite residues in place in Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of July 31, 2006 and October 31, 2005.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage.  Doe Run Peru completed its own PAMA requirements with respect to Cobriza in June of 2004 and is in compliance with emissions standards required by this PAMA.

Under the purchase agreement related to the acquisition of the La Oroya assets in October of 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and its apportioned share of any complaint related to emissions.  Performance of the indemnity has been guaranteed by the Peruvian Government through the enactment of the Supreme Decree No. 042-97-PCM.  However, there can be no assurance that Centromin will satisfy its environmental obligation and investment requirements or that the guarantee will be honored.  Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

(8)                     Litigation

Doe Run is a defendant in 29 lawsuits alleging certain damages stemming from the operations at the Herculaneum primary smelter.  Three of these cases are class action lawsuits.  In two of the class action lawsuits, the plaintiffs seek to have certified a class of property owners in a certain section of Herculaneum, alleging that property values have been damaged due to the operations of the smelter.  In the third class action lawsuit, plaintiffs seek to have certified a class of children who lived in Herculaneum during a period of time when they were less than six years old and children born to mothers who lived in Herculaneum during their pregnancies.  The remedy sought is medical monitoring for the class.  The other twenty-six cases are personal injury actions by 161 individuals who allege damages from the effects of lead due to operations at the smelter.  Punitive damages also are being sought in each case.  Doe Run is also a defendant in a wrongful death action concerning a drowning in the City of Herculaneum.

A resident of Herculaneum has claimed personal injuries allegedly resulting from exposure to emissions from the smelter.  No suit has yet been filed in this matter.

Doe Run is a defendant in 17 lawsuits alleging certain damages from discontinued mine facilities in St. Francois County.  Four of the cases are class action lawsuits.  The first case seeks to have certified a class consisting of property owners in Bonne Terre, Missouri, alleging that property values have been damaged due to the tailings from the discontinued operations.  In the second case, plaintiffs seek to have certified a class of children who lived, went to school or day care in Bonne Terre, or whose mothers lived in Bonne Terre during their pregnancies.  The third and fourth cases are class actions for property damage and medical monitoring concerning alleged damages caused by chat, tailings and related operations in six areas in St. Francois County.  The remainder of the cases allege personal injury to 28 individuals who were exposed to lead in St. Francois County.

Doe Run is a defendant in a lawsuit by the BNSF Railway Company, which has alleged that Doe Run and other companies associated with lead mining operations in Missouri are responsible for property damage at certain rail yards and for contribution and indemnity for costs incurred by BNSF associated with the settlement by BNSF of lead exposure cases.  Given the early stage of this case, the Company is unable at this time to estimate the expected outcome and any final costs of this action.

Doe Run is a defendant in five lawsuits alleging certain damages from past mining operations in Ottawa County, Oklahoma.  Three of these suits are class actions alleging personal injury and property damage in Picher and Quapaw, Oklahoma.  The other lawsuits are personal injury cases being brought by seven children living in Picher, Oklahoma and 42 children living in Ottawa County.

Doe Run, with several other defendants, has been named in four cases in Maryland but has not yet been joined as a defendant in any of these cases.  These suits seek damages, including punitive damages, alleging personal injuries as a result of lead poisoning from exposure to lead paint and tetraethyl lead dust.  Doe Run was dismissed from two similar cases in which it was joined as a defendant.  Until Doe Run is actually joined as a defendant in one or more of these cases, material liability from these cases is considered remote.

Doe Run is currently a defendant in three asbestos injury suits filed in Madison County, Illinois, each alleging that a worker was exposed to asbestos at the premises of the St. Joe Minerals Corporation.  However, Doe Run has not been properly served in one of these cases, and one case was settled and dismissed. Doe Run has reached a tentative settlement in another of these cases prior to going to trial.  Doe Run is also a defendant in an asbestos case filed in Lawrence County, Pennsylvania.

Doe Run is in a commercial dispute with a buyer concerning one ocean shipment of lead concentrates.  The buyer is seeking reimbursement of expenses incurred to address a large amount of water that appeared during the voyage on top of concentrates in the forward holds.  This contract dispute is in arbitration before the London Metal Exchange.

Doe Run is a defendant in a lawsuit by Korea Zinc Co. and affiliates filed on January 19, 2006 in the Circuit Court of St. Louis County, concerning alleged violations of an agreement regarding the sale of zinc concentrates.  Doe Run disputes the claim and will seek dismissal because the dispute should be subject to arbitration.

Doe Run is a defendant in a lawsuit filed by Nadist, LLC in U.S. District Court for the Eastern District of Missouri on June 23, 2006 concerning the Sweetwater Mine and Mill.  The lawsuit purports to constitute a citizen suit alleging violations of certain U.S. environmental laws and includes certain state law allegations.

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

Doe Run Peru is currently a defendant in 234 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of 21 previously concluded cases in this category, 19 were dismissed and 2 resulted in awards totaling $9.

Doe Run Peru is also currently a defendant in 176 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim, excluding those mentioned specifically below, is $20. Of 39 previously concluded cases in this category, 30 were dismissed and 9 resulted in awards totaling $18. Of the remaining lawsuits in this group, four are individually significant.  The Yauli-La Oroya Employees Union lawsuit has the claims of 149 workers remaining that have been valued at a total of $242 according to a report by an expert appointed by the court.  The Corbriza Workers Union lawsuit has the claims of 288 workers remaining for an amount of $2,086.  There are two lawsuits filed by indviduals, one claiming $1,449 and the other claiming $347.

Doe Run Peru is also currently a defendant in 24 lawsuits alleging various labor claims including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $6. Of 30 previously concluded cases in this category, 26 were dismissed and 4 resulted in awards totaling $21.

The amount of awards in the various categories of lawsuits referenced above represented total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5,000,000. On February 2, 2006, Doe Run Peru was served with a lawsuit by the municipality of Jauja. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5,000.  Material liability to Doe Run Peru, in these two actions, is believed to be remote based on the opinion of management and outside counsel for Doe Run Peru. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian Government.

On December 3, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to nullify and void a number of fines totaling $2,860. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

(9)                   Guarantor Subsidiaries

Fabricated Products, Inc. (“FPI”) and DR Land Holdings, LLC (together with FPI, the “Domestic Guarantors”), Buick Resource Recycling Facility, LLC, Doe Run Cayman and its subsidiary, Doe Run Peru, each a direct or indirect subsidiary of Doe Run (collectively, the “Guarantor Subsidiaries”), have jointly and severally, fully, unconditionally and irrevocably guaranteed the 11.75% notes of the Company.  Doe Run Cayman has no operations separate from those of Doe Run Peru.  Separate financial statements and other disclosures concerning certain Guarantor Subsidiaries and disclosures concerning non-Guarantor Subsidiaries have not been presented because management has determined that such information is not material to investors.  Intercompany transactions eliminated in consolidation consist of various service and agency fees between Doe Run and Doe Run Peru and sales of metal to Doe Run by Doe Run Peru and to FPI by Doe Run.

Condensed Consolidating Balance Sheet (unaudited)

As of July 31, 2006

(Dollars in thousands, except share and per share data)

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$10,896	$—	$1	$4,335	$—	$15,232
Trade accounts receivable, net of allowance for doubtful accounts	65,319	—	2,560	56,738	(6,543)	118,074
Inventories	45,287	—	1,637	95,190	(102)	142,012
Prepaid expenses and other current assets	8,727	—	33	21,859	—	30,619
Due from subsidiaries/parent	8,721	2,699	—	—	(11,420)	—
Total current assets	138,950	2,699	4,231	178,122	(18,065)	305,937
Property, plant and equipment, net	74,421	14,743	738	178,822	—	268,724
Due from subsidiaries	156,870	—	—	—	(156,870)	—
Noncurrent restricted cash	—			38,471		38,471
Other noncurrent assets, net	7,303	—	63	154	—	7,520
Investment in subsidiaries	31,070	—	—	—	(31,070)	—
Total assets	$408,614	$17,442	$5,032	$395,569	$(206,005)	$620,652

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:

Current maturities of long-term debt	$52,556	$—	$—	$46,561	$—	$99,117
Accounts payable	28,738	—	963	115,134	(6,543)	138,292
Accrued liabilities	72,087	—	539	52,072	—	124,698
Due to parent/subsidiaries	2,699	—	8,721	—	(11,420)	—
Total current liabilities	156,080	—	10,223	213,767	(17,963)	362,107

Long-term debt, less current maturities	258,704	—	—	2,246	—	260,950
Due to parent	—	—	—	156,870	(156,870)	—
Other noncurrent liabilities	64,225	—	5	3,760	—	67,990
Total liabilities	479,009	—	10,228	376,643	(174,833)	691,047

Series A redeemable preferred stock	31,165	—	—	—	—	31,165

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,909	1,205	—	(25,114)	—
Accumulated preferred stock dividends in excess of paid in capital	(5,928)	—	—	—	—	(5,928)
Retained earnings (accumulated deficit) and accumulated other comprehensive losses	(95,632)	(6,467)	(6,402)	16,921	(4,052)	(95,632)
Total shareholders’ equity (deficit)	(101,560)	17,442	(5,196)	18,926	(31,172)	(101,560)
Total liabilities and shareholders’ equity (deficit)	$408,614	$17,442	$5,032	$395,569	$(206,005)	$620,652

Condensed Consolidating Balance Sheet

As of October 31, 2005

(Dollars in thousands, except share and per share data)

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$8,916	$—	$1	$14,569	$—	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	—	2,202	31,637	(4,553)	85,740
Inventories	35,613	—	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	—	59	16,191	—	20,814
Selling, general and administrative	151,617	2,037	—	—	(153,654)	—
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	—	253,263
Due from subsidiaries	14,057	—	—	—	(14,057)	—
Other noncurrent assets, net	5,775	—	63	—	—	5,838
Investment in subsidiaries	6,708	—	—	—	(6,708)	—
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$—	—	$39,821	$—	$114,947
Accounts payable	29,007	—	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	—	468	31,200	—	87,060
Due to parent/subsidiaries	2,037	—	8,554	143,063	(153,654)	—
Total current liabilities	161,562	—	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	—	—	—	—	271,566
Due to parent	—	—	—	14,057	(14,057)	—
Other noncurrent liabilities	64,590	—	281	3,466	—	68,337
Total liabilities	497,718	—	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	—	—	—	—	28,495

Shareholders’ equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized, 1,000 shares issued and outstanding	—	—	—	—	—	—
Common stock, $1 par value, 1,000 shares authorized, issued and outstanding	—	—	1	—	(1)	—
Common stock, $1 par value, 2,005,000 shares authorized, issued and outstanding	—	—	—	2,005	(2,005)	—
Additional paid in capital	—	23,305	1,205	—	(24,510)	—
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	—	—	—	—	(3,257)
Accumulated deficit and accumulated other comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders’ equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders’ equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Statement of Operations (unaudited)
Nine Months Ended July 31, 2006
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$352,382	$—	$11,301	$769,618	$(19,767)	$1,113,534

Costs and expenses:
Cost of sales	244,083	—	8,356	702,025	(19,701)	934,763
Depreciation, depletion and amortization	7,212	1,944	330	10,571	—	20,057
Selling, general and administrative	23,447	—	2,127	17,285	—	42,859
Unrealized gain on derivative financial instruments	(2,650)	—	—	(2,153)	—	(4,803)
Other	2,687	—	—	1,368	—	4,055
Total costs and expenses	274,779	1,944	10,813	729,096	(19,701)	996,931

Income (loss) from operations	77,603	(1,944)	488	40,522	(66)	116,603

Other income (expense):
Interest expense, net	(2,692)	—	(319)	(2,395)	—	(5,406)
Other, net	(700)	662	5	209	—	176
Equity in earnings of subsidiaries	23,758	—	—	—	(23,758)	—
	20,366	662	(314)	(2,186)	(23,758)	(5,230)

Income (loss) before income tax expense	97,969	(1,282)	174	38,336	(23,824)	111,373

Income tax expense	—	—	—	13,404	—	13,404
Net income (loss)	97,969	(1,282)	174	24,932	(23,824)	97,969
Preferred stock dividends	(2,671)	—	—	—	—	(2,671)
Net income (loss) allocable to common shares	$95,298	$(1,282)	$174	$24,932	$(23,824)	$95,298

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended July 31, 2006
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$114,537	$—	$3,908	$306,922	$(6,178)	$419,189

Costs and expenses:
Cost of sales	82,648	—	3,108	284,776	(6,116)	364,416
Depreciation, depletion and amortization	2,441	580	111	3,797	—	6,929
Selling, general and administrative	8,022	—	800	5,469	—	14,291
Unrealized gain on derivative financial instruments	(687)	—	—	140	—	(547)
Other	659	—	—	281	—	940
Total costs and expenses	93,083	580	4,019	294,463	(6,116)	386,029

Income (loss) from operations	21,454	(580)	(111)	12,459	(62)	33,160

Other income (expense):
Interest expense, net	(688)	—	(102)	(891)	—	(1,681)
Other, net	(213)	187	2	(285)	—	(309)
Equity in earnings of subsidiaries	2,483	—	—	—	(2,483)	—
	1,582	187	(100)	(1,176)	(2,483)	(1,990)

Income (loss) before income tax expense	23,036	(393)	(211)	11,283	(2,545)	31,170

Income tax expense	—	—	—	8,134	—	8,134
Net income (loss)	23,036	(393)	(211)	3,149	(2,545)	23,036
Preferred stock dividends	(890)	—	—	—	—	(890)
Net income (loss) allocable to common shares	$22,146	$(393)	$(211)	$3,149	$(2,545)	$22,146

Condensed Consolidating Statement of Operations (unaudited)
Nine Months Ended July 31, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$253,621	$—	$10,338	$481,795	$(4,533)	$741,221

Costs and expenses:
Cost of sales	201,569	—	7,589	440,609	(4,536)	645,231
Depreciation, depletion and amortization	6,685	1,899	327	9,300	—	18,211
Selling, general and administrative	20,551	—	1,851	13,282	—	35,684
Unrealized (gain) loss on derivative financial instruments	(4,425)	—	—	569	—	(3,856)
Other	3,711	29	152	137	—	4,029
Total costs and expenses	228,091	1,928	9,919	463,897	(4,536)	699,299

Income (loss) from operations	25,530	(1,928)	419	17,898	3	41,922

Other income (expense):
Interest expense, net	(6,495)	—	(461)	(1,754)	—	(8,710)
Other, net	(527)	681	9	310	—	473
Equity in earnings of subsidiaries	15,177	—	—	—	(15,177)	—
	8,155	681	(452)	(1,444)	(15,177)	(8,237)

Income (loss) before income tax expense	33,685	(1,247)	(33)	16,454	(15,174)	33,685

Income tax expense	—	—	—	—	—	—
Net income (loss)	33,685	(1,247)	(33)	16,454	(15,174)	33,685
Preferred stock dividends	(2,375)	—	—	—	—	(2,375)
Net income (loss) allocable to common shares	$31,310	$(1,247)	$(33)	$16,454	$(15,174)	$31,310

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended July 31, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$82,934	$—	$3,137	$172,370	$(918)	$257,523

Costs and expenses:
Cost of sales	70,860	—	2,349	155,599	(908)	227,900
Depreciation, depletion and amortization	2,152	643	118	3,397	—	6,310
Selling, general and administrative	7,920	—	649	4,429	—	12,998
Unrealized (gain) loss on derivatives	(2,933)	—	—	338	—	(2,595)
Other	871	—	—	—	—	871
Total costs and expenses	78,870	643	3,116	163,763	(908)	245,484

Income (loss) from operations	4,064	(643)	21	8,607	(10)	12,039

Other income (expense):
Interest expense, net	(1,288)	—	(147)	(520)	—	(1,955)
Other, net	(89)	235	7	95	—	248
Equity in earnings of subsidiaries	7,645	—	—	—	(7,645)	—
	6,268	235	(140)	(425)	(7,645)	(1,707)

Income (loss) before income tax expense	10,332	(408)	(119)	8,182	(7,655)	10,332

Income tax expense	—	—	—	—	—	—
Net income (loss)	10,332	(408)	(119)	8,182	(7,655)	10,332
Preferred stock dividends	(792)	—	—	—	—	(792)
Net income (loss) allocable to common shares	$9,540	$(408)	$(119)	$8,182	$(7,655)	$9,540

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended July 31, 2006

(Dollars in the thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$83,525	$662	$(112)	$49,048	$(23,758)	$109,365

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,926)	—	(55)	(28,374)	—	(36,355)
Increase in PAMA guarantees and other restricted cash	—	—	—	(38,471)	—	(38,471)
Investment in subsidiaries	(23,758)	—	—	—	23,758	—
Net cash used in investing activities	(31,684)	—	(55)	(66,845)	23,758	(74,826)

Cash flows from financing activities:
Payments on revolving loans, net	(14,570)	—	—	—	—	(14,570)
Proceeds from long-term debt	—	—	—	10,000	—	10,000
Payments on long-term debt	(20,862)	—	—	(1,262)	—	(22,124)
Payment of financing costs	—	—	—	(925)	—	(925)
Payments of dividends	(15,174)	—	—	—	—	(15,174)
Change in due to/due from parent/subsdiaries	745	(662)	167	(250)	—	—
Net cash provided by (used in) financing activities	(49,861)	(662)	167	7,563	—	(42,793)

Net increase (decrease) in cash	1,980	—	—	(10,234)	—	(8,254)

Cash at beginning of period	8,916	—	1	14,569	—	23,486
Cash at end of period	$10,896	$—	$1	$4,335	$—	$15,232

Condensed Consolidating Statement of Cash Flows (unaudited)

Nine Months Ended July 31, 2005

(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$44,099	$653	$(851)	$35,067	$(15,177)	$63,791

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,596)	—	(130)	(26,152)	—	(37,878)
Proceeds from disposal of assets and sale of investments	511	—	1	—	—	512
Investment in subsidiaries	(15,177)	—	—	—	15,177	—
Net cash used in investing activities	(26,262)	—	(129)	(26,152)	15,177	(37,366)

Cash flows from financing activities:
Payments on revolving loans, net	(15,522)	—	—	400	—	(15,122)
Payments on long-term debt	(14,621)	—	—	(21)	—	(14,642)
Payments of dividends	(451)	—	—	—	—	(451)
Change in due to/due from parent/subsdiaries	2,673	(653)	980	(3,000)	—	—
Net cash provided by (used in) financing activities	(27,921)	(653)	980	(2,621)	—	(30,215)

Net decrease (decrease) in cash	(10,084)	—	—	6,294	—	(3,790)

Cash at beginning of period	13,412	—	1	6,905	—	20,318
Cash at end of period	$3,328	$—	$1	$13,199	$—	$16,528

DOE RUN PERU S.R.L.

Condensed Balance Sheets

(U.S. dollars in thousands, except share and per share data)

	July 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$4,335	$14,569
Trade accounts receivable, net of allowance for doubtful accounts	56,738	31,637
Inventories	95,190	68,756
Prepaid expenses and other current assets	21,859	16,191
Total current assets	178,122	131,153

Property, plant and equipment, net	178,822	161,563
Noncurrent restricted cash	38,471	—
Other noncurrent deferred financing fees, net	154	—
Total assets	$395,569	$292,716

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$46,561	$39,821
Accounts payable	115,134	67,115
Accrued liabilities	52,072	31,200
Due to related parties	—	143,063
Total current liabilities	213,767	281,199

Long-term debt, less current maturities	2,246	—
Due to related parties	156,870	14,057
Other noncurrent liabilities	3,760	3,466
Total liabilities	376,643	298,722

Shareholders’ equity (deficit):
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Retained earnings (deficit) and comprehensive income (loss)	16,921	(8,011)
Total shareholders’ equity (deficit)	18,926	(6,006)
Total liabilities and shareholders’ equity (deficit)	$395,569	$292,716

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.
Condensed Statement of Operations (unaudited)
(U.S. dollars in thousands)

	Three Months		Nine Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005

Net sales	$306,922	$172,370	$769,618	$481,795

Costs and expenses:
Cost of sales	284,776	155,599	702,025	440,609
Depreciation, depletion and amortization	3,797	3,397	10,571	9,300
Selling, general and administrative	5,469	4,429	17,285	13,282
Unrealized (gain) loss on derivatives	140	338	(2,153)	569
Other	281	—	1,368	137
Total costs and expenses	294,463	163,763	729,096	463,897

Income from operations	12,459	8,607	40,522	17,898

Other income (expense):
Interest expense, net	(891)	(520)	(2,395)	(1,754)
Other, net	(285)	95	209	310
	(1,176)	(425)	(2,186)	(1,444)
Income before income tax expense	11,283	8,182	38,336	16,454

Income tax expense	8,134	—	13,404	—

Net income	$3,149	$8,182	$24,932	$16,454

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L.

Condensed Statements of Cash Flows (unaudited)

(U.S. dollars in thousands)

	Nine Months
	Ended July 31,
	2006	2005

Net income	$24,932	$16,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,571	9,300
Imputed interest and amortization of deferred financing costs	308	100
Unrealized gain on derivative financial instruments	(2,153)	569
Losses from impairment and disposal of long-lived assets	786	74
Increase (decrease) resulting from changes in:
Trade receivables	(25,101)	(3,412)
Inventories	(26,434)	(11,330)
Prepaid expenses and other current assets	(5,206)	(120)
Accounts payable	48,019	21,118
Accrued liabilities and other current liabilities	23,026	2,890
Other noncurrent assets and liabilites, net	300	(576)
Net cash provided by operating activities	$49,048	$35,067

Cash flows from investing activities:
Purchases of property, plant and equipment	(28,374)	(26,152)
Increase in PAMA guarantees and other restricted cash	(38,471)	—
Net cash used in investing activities	(66,845)	(26,152)

Cash flows from financing activities:
Payments on revolving loans, net	—	400
Proceeds from long-term debt	10,000	—
Payments on long-term debt	(1,262)	(21)
Payments of financing costs	(925)	—
Change in amount due to related parties	(250)	(3,000)
Net cash provided by (used in) financing activities	7,563	(2,621)

Net increase (decrease) in cash	(10,234)	6,294

Cash at beginning of period	14,569	6,905
Cash at end of period	$4,335	$13,199

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L

Notes to Financial Statements

(U.S. dollars in thousands)

(1)                     Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim financial statements include the accounts of Doe Run Peru S.R.L. (“Doe Run Peru”). In the opinion of management, the interim financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position as of July 31, 2006 and results of operations for the three and nine-month periods ended July 31, 2006 and 2005.  All material intercompany balances and transactions have been eliminated.  Interim periods are not necessarily indicative of results to be expected for the year.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current presentation.

(2)                     Financial Condition

Doe Run Peru is highly leveraged and has significant commitments for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes (see Note 6: Asset Retirement and Environmental Obligations). These factors also increase Doe Run Peru’s vulnerability to general adverse conditions, limit Doe Run Peru’s flexibility in planning for or reacting to changes in its business and industry, and limit Doe Run Peru’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes.  An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on Doe Run Peru’s ability to meet its obligations when due. Doe Run Peru’s ability to meet these obligations is also dependent upon future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting Doe Run Peru, many of which are beyond Doe Run Peru’s control.

The effects of higher metal prices over the past two years have been positive. Comparing the first three quarters of 2006 to that of 2005, the value of the metal recovered over the amount paid for the metal has increased 40% from $21,276 to $29,804. The values of by-products have also improved from $17,293 to $21,637 or 25%.  During the first three quarters of 2006, Doe Run Peru has benefited from its ferrites floatation plant, which was placed in service at the end of the prior fiscal year. Though the plant has not reached its full capacity, it still contributed $9,890 to revenues.

While conversion costs have risen by $16,545 and SG&A has risen $4,003 from the nine-month period ending July 31, 2005 to the nine-month period ending July 31, 2006, management believes that Doe Run Peru’s financial condition, as a result of the improved market conditions discussed in the preceding paragraphs, is stabilizing.  There still exists, however, the possibility that concentrate supplies will tighten again in one or more metals in the near future or that one or more of Doe Run Peru’s significant local suppliers could cease delivery of concentrates. Under these circumstances there is no assurance that we would be able to secure sufficient replacement at economically favorable terms. An interruption in the feed supply would adversely affect production at La Oroya and impair financial condition and liquidity.

The financial statements have been prepared assuming Doe Run Peru will continue as a going concern.  Doe Run Peru has significant capital requirements under environmental commitments and guarantees and substantial contingencies related to taxes and has significant debt service obligations under the revolving credit facility, each of which, if not satisfied, could result in a default under Doe Run Peru’s credit agreement and collectively raise substantial doubt about Doe Run Peru’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and in the first three quarters of fiscal year 2006, the potential revenues and cash flow enhancements from the new ferrite project and the approval obtained on May 29, 2006 to extend certain PAMA projects (“the Modified PAMA”) will enable Doe Run Peru to continue as a going concern.  However, there can be no assurance that these actions will achieve the desired results.

Doe Run Peru continues to have substantial cash requirements in the future, including the maturity of the revolving credit facility on September 22, 2006 and significant capital requirements under environmental commitments, (see Note 6: Asset Retirement and Environmental Obligation).  In addition, there are substantial contingencies related to taxes (see Note 4: Income Taxes) and litigation (see Note 5: Litigation).

Net unused availability at July 31, 2006 under the Doe Run Peru Revolving Credit Facility was approximately $200.  In addition to the availability under its revolving credit facility, the cash balance of Doe Run Peru was $4,335, at July 31, 2006, after funding $32,641  for the financial guarantees required by the terms of the Modified PAMA.  Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher Value-Added Tax (“VAT”) payments funded with cash from operations.

The Doe Run Peru Revolving Credit Facility expires on September 22, 2006 and negotiations are ongoing to extend its terms. There can be no assurance that Doe Run Peru will be successful in extending the existing credit agreement or negotiating a new agreement, or if it is successful, that the extended or new credit agreement would be at terms that are favorable to Doe Run Peru.

Any default under the requirements of the Modified PAMA could result in a default under the Doe Run Peru Revolving Credit Facility.  A default under the requirements of the Doe Run Peru Revolving Credit Facility results in defaults under the Doe Run Revolving Credit Facility and the indenture governing the bonds.

 (3)            Inventories

Inventories consist of the following:

	July 31,	October 31,
	2006	2005

Finished metals and concentrates	$5,441	$10,397
Metals and concentrates in process	73,233	44,668
Materials, supplies and repair parts	16,516	13,691
	$95,190	$68,756

Materials, supplies and repair parts are stated net of reserves for obsolescence of approximately $1,357 and $1,162 at July 31, 2006 and October 31, 2005, respectively.

(4)                     Income Taxes

Doe Run Cayman Ltd. (“Doe Run Cayman”), the parent of Doe Run Peru is subject to the regulations of the Cayman Islands, which currently have no corporate income or capital gains tax. Doe Run Peru and Doe Run Cayman’s other subsidiaries located in Peru; however, are subject to Peruvian taxation. The statutory income tax rate in Peru is 30%. Doe Run Peru has a ten-year tax stabilization agreement with the Peruvian Government, which provides for Peruvian taxation based on tax statutes and regulations prevailing on November 6, 1997, beginning with the Peruvian tax year ending on December 31, 1997 through December 31, 2006.

On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments (“Contract”) with the Government of Peru.  The Contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  The Contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments and as a result, Doe Run Peru will not receive the benefits of the additional tax stabilization agreement. Beginning in January 2007, Doe Run Peru will be subject to future tax law changes.  These changes could have a material impact on Doe Run Peru’s financial results.

Doe Run Peru is the subject of income tax assessments from Peru’s tax authority (“SUNAT”) for tax years 1998 through 2001.  The assessments primarily relate to Doe Run Peru’s income tax treatment of the December 1997 merger of Metaloroya S.A. into Doe Run Peru which Doe Run Peru purchased in October 1997, and its effects on subsequent years’ taxable income.  Under the assessment by SUNAT, the tax basis of Doe Run Peru’s fixed assets acquired would decrease, resulting in lower tax depreciation expense than originally claimed.  The assessments of years 1999 through 2001 also relate to the disallowance of the deduction of interest paid, the offsetting of losses on derivatives executed in the U.S. and some leaseback and leasing operations. The estimated assessed amount consisting of additional income taxes due, penalties and interest as of July 31, 2006 totals approximately $129,125.  Doe Run Peru estimates that the effect of a similar assessment for tax years after 2001 would be approximately $35,087.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,376, for calendar years 1998 through 2005.

Doe Run Peru is the subject of VAT assessments for the tax years 1999 through 2001 and for the period from January through July 2004.  The assessments primarily relate to Doe Run Peru’s exports with holding certificates and differences in a tax credit application. Doe Run Peru discontinued the use of holding certificates for exports in June 2004. The total assessment for these periods, calculated with penalties and interest as of July 31, 2006, was approximately $50,205. SUNAT offset the original assessment for 2004 of $2,300 with Doe Run Peru’s VAT receivable balance from July of 2004; however on May 17, 2006, SUNAT confirmed its 2004 tax assessment relating to exports using holding certificates for an amount of $1,380 and approved Doe Run Peru’s treatment of the credit for 2004.  The difference between the original 2004 assessment of $2,300 and the confirmed amount of $1,380 was refunded to Doe Run Peru. The Company is appealing this assessment to the tax courts. Doe Run Peru estimates expected additional assessments related to VAT for tax years 2002 and 2003, calculated with penalties and interest as of July 31, 2006, to total approximately $23,883 in regard to its exports with holding certificates.

Management of Doe Run Peru believes that in each case discussed above for income tax and VAT assessments, Doe Run Peru has followed the applicable Peruvian tax statutes and intends to pursue all available administrative and judicial appeals. Doe Run Peru is not required to make any payments pending the administrative appeal process. If Doe Run Peru is not successful in the administrative appeal processes and were to appeal in the judicial system, some type of financial assurance would be required. No amounts have been accrued as liabilities related to these actions.

For the past several years, Doe Run Peru has generated net losses from operations that according to tax law may be used to offset taxable income in the future.  Doe Run Peru expects to utilize all of its net operating loss carryforwards in the current fiscal year.  As a result, Doe Run Peru has recorded $13,404 of income tax expense for the first three quarters of 2006.

(5)                     Litigation

All existing and pending litigations at the time of the acquisition of Doe Run Peru were retained by the prior owner of the La Oroya smelter and Cobriza mine, a subsidiary of Empresa Minera del Centro del Peru S.A., (“Centromin”).

Doe Run Peru is currently a defendant in 234 lawsuits in the Lima, Peru labor courts that allege damage to workers from industrial diseases. Doe Run Peru has made claims in most of the cases against Centromin and has also made claims against both governmental agencies and private companies that provide workers’ insurance. The average claim is $18. Of 21 previously concluded cases in this category, 19 were dismissed and 2 resulted in awards totaling $9.

Doe Run Peru is also currently a defendant in 176 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim, excluding those mentioned specifically below, is $20. Of 39 previously concluded cases in this category, 30 were dismissed and 9 resulted in awards totaling $18. Of the remaining lawsuits in this group, four are individually significant. The Yauli-La Oroya Employees Union lawsuit has the claims of 149 workers remaining that  have been valued at a total of $242 according to a report by an expert appointed by the court. The Cobriza

Workers Union lawsuit has the claims of 288 workers remaining for an amount of $2,086.  There are two lawsuits filed by individuals, one claiming $1,449 and the other claiming $347.

Doe Run Peru is also currently a defendant in 24 lawsuits alleging various labor claims including indemnification for arbitrary dismissal, nullity of dismissal, moral damage compensation, compensatory damages from work accident and readmission of worker. The average claim is $6. Of 30 previously concluded cases in this category, 26 were dismissed and 4 resulted in awards totaling $21.

The amount of awards in the various categories of lawsuits referenced above represented total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

On January 19, 2005, Doe Run Peru was served with a lawsuit by an association of municipalities of the Junin Region of Peru against Doe Run Peru and two other mining companies. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5,000,000. On February 2, 2006, Doe Run Peru was served with a lawsuit by the municipality of Jauja. This lawsuit alleges environmental damages to the Mantaro River basin in the amount of $5,000. Material liability to Doe Run Peru, in these two actions, is believed to be remote based on the opinion of management and outside counsel for Doe Run Peru. Any potential judgment would be subject to the indemnification obligations of Centromin, which are guaranteed by the Peruvian Government.

On December 3, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli – La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,860. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

(6)                     Asset Retirement and Environmental Obligations

Asset Retirement Obligations

Asset retirement obligations (“AROs”) are recognized as liabilities when incurred, with the initial measurement at fair value. These liabilities are increased to full value over time through charges of accretion to operating expense. In addition, an asset retirement cost is capitalized as part of the related asset’s carrying value and is depreciated over the asset’s useful life. Changes in the ARO liability resulting from revisions to the timing or the amount of the original estimate of undiscounted cash flows are recognized as an increase or a decrease in the carrying amount of the liability for an ARO and the related asset retirement cost capitalized as part of the carrying amount of the related long-lived asset.

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005 and is applicable to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow and requires, among other things, the provision of a financial guarantee for environmental issues. Under the Law, Doe Run Peru was originally required to submit a mine closure plan to the Ministry of Energy and Mines (“MEM”) by August 17, 2006. According to a modification issued August 15, 2006, however,  Doe Run Peru was required to submit a conceptual mine closure plan to MEM by August 16, 2006 which provided a general description of the remediation measures to be done. Doe Run Peru retained one of the technical mining consultants registered with MEM to prepare the mine closure plans for Cobriza and La Oroya to ensure compliance with all the technical and legal requirements of the Law and regulations.  The conceptual mine closure plan was filed when due and the final mine closure plan is now due approximately six months later. The financial guarantee requirements will not be known until the final mine closure plan is approved; therefore, the guarantee is expected to be funded by equal annual payments into a trust fund between January of 2008 and the estimated closure date of each element of operation.

Doe Run Peru has AROs at its Cobriza mine related to the costs associated with closing the mine openings and covering acid rock.  Doe Run Peru is also responsible for the eventual covering and revegetation of mixed lead and copper slag also stored in Huanchan, an area a short distance from the La Oroya smelter, where the slag is currently stored.

Doe Run Peru’s total recorded liability for AROs was approximately $2,166 as of July 31, 2006 and October 31, 2005.

Environmental Remediation

 Doe Run Peru’s La Oroya operations historically and currently exceed some of the applicable maximum permissible limits established by MEM pertaining to air emissions and wastewater effluents quality.  Prior to our acquisition of La Oroya, Metaloroya S.A., the former owner, Centromin, received approval from the Peruvian Government for a PAMA.  The PAMA is an environmental regulatory program for Peruvian mining operations designed to achieve compliance with MEM’s air and wastewater limits.  It consisted of an environmental impact analysis, monitoring program, mitigation measures and a closure plan.  The PAMA also set forth the actions and corresponding annual investments a company agrees to undertake in order to achieve compliance with the maximum permissible limits prior to expiration of the PAMA (ten years for smelters, such as Doe Run Peru’s operations in La Oroya, and five years for mining operations, such as Cobriza).  The PAMA projects, which are more fully discussed below, were designed to achieve compliance with these requirements.

In compliance with La Oroya’s PAMA from its inception, Doe run Peru completed the following projects:

•        Constructed a treatment plant for the copper refinery effluent;

•        Improved the slag handling system;

•        Improved Huanchan lead and copper slag deposits;

•        Constructed an arsenic trioxide deposit;

•        Improved the zinc ferrite disposal site; and

•        Constructed a monitoring station.

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

On May 29, 2006, MEM approved the extension of certain projects required under the La Oroya’s PAMA through October 31, 2009.  Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively, and Doe Run Peru remains obligated to implement the following projects at its La Oroya smelter by December 31, 2006:

•        Upgrade the acid plant for the zinc circuit;

•        Construct an industrial wastewater treatment plant for the smelter and refinery; and

•        Construct domestic wastewater treatment and domestic waste disposal.

The Modified PAMA also requires Doe Run Peru to comply with certain special measures not previously required.  These measures include, but are not limited to, implementation of projects to reduce stack and fugitive emissions, which are designed to meet certain air quality objectives, a continuing improvement provision that provides for additional pollution controls to address the shortfalls in meeting objectives or to further reduce risks and certain measures regarding protection of public health, including, among others, actions for the reduction of lead in blood levels and special health programs for children and expectant women.  Doe Run Peru is required to spend approximately $2,300 per year for 2007, 2008 and 2009 complying with these measures and existing social programs, with additional expected spending of $1,600 for the remainder of the 2006 calendar year.

MEM has also required that the cost of a planned replacement of the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace that will reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant be included as part of the cost of the Modified PAMA acid plant projects.  The estimated cost of this reactor furnace is $57,000, which brings the total remaining investment needed to build the sulfuric acid plants to approximately $150,876 as of July 31, 2006.

Additional projects required under the Modified PAMA for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases and the reduction of fugitive emissions from the copper and lead beds.  The total cost of the currently remaining Modified PAMA projects as of July 31, 2006 was approximately $175,868, of which $25,642 remains to be spent in the 2006 calendar year.

Doe Run Peru’s ability to complete the required projects by the specific deadlines depends in large part upon the availability of sufficient funds.  Doe Run Peru believes that sufficient funds will be available on a timely basis, but the availability of sufficient funds is substantially dependent upon the results of its business operations and the possibility of additional financing; therefore, there can be no assurance that sufficient funds will be available for these projects.

Consistent with the requirements of the Supreme Decree, the Modified PAMA also contains two separate financial security arrangements to ensure that Doe Run Peru fulfills its statutory obligation to complete the Modified PAMA projects.

First, Doe Run Peru has established an environmental trust account with Scotiabank Peru into which receipts from sales to certain customers are required to be directly remitted in an amount sufficient to have cash available to pay the expenditures estimated to be incurred in each subsequent month by Doe Run Peru under the Modified PAMA.  At July 31, 2006, the balance in this account was $5,830 and is included in noncurrent restricted cash on the balance sheet.  Second, Doe Run Peru has provided to MEM a bank letter of guarantee in the amount of $28,641 (which, when determined, was 20% of the projected cost of the Modified PAMA projects to be spent after 2006).  Doe Run Peru deposited such amount with Standard Chartered Bank, which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.  This amount was included as noncurrent restricted cash on the balance sheet at July 31, 2006.   Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for these arrangements.

Although not contemplated by the Supreme Decree, as a condition of granting the Modified PAMA, MEM unilaterally determined that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate, which could affect the full and satisfactory compliance with the Modified PAMA obligations.  This determination was not agreed to by Doe Run or Doe Run Peru, but was imposed under applicable law over their objection.  Doe Run Peru was required, however, to provide a bank letter of guarantee in the amount of $4,000, which may be drawn upon to fund Modified PAMA projects if Doe Run Peru makes any payments to any shareholder or affiliate.  Doe Run Peru satisfied this requirement by depositing such amount with Standard Chartered Bank, which has in turn provided for the issuance to MEM of the necessary bank letter of guarantee relying solely upon the funds so deposited.  At July 31, 2006, this amount was included in noncurrent restricted cash on the balance sheet.

Separately, Renco has advised Doe Run that Renco has confirmed to MEM that Renco understands that Doe Run Peru could lose the benefit of the extension if Doe Run Peru makes any payments to any shareholder or affiliate that could affect the full and satisfactory compliance with Doe Run Peru’s Modified PAMA obligations, and Renco has advised Doe Run that Renco has no intention of causing, and will not do anything to cause, Doe Run Peru to make any such payment.

In connection with its negotiations with MEM regarding the Modified PAMA, Doe Run voluntarily agreed to extend the maturity of Doe Run Peru’s $139,063 intercompany note payable to Doe Run from December 9, 2006 until such time as the Modified PAMA has been completed.

No assurance can be given that implementation of the projects under the Modified PAMA is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the Modified PAMA period.  The Peruvian Government may, in the future, require compliance with additional environmental regulations that could adversely affect Doe Run Peru’s business, financial condition and results of operations, as well as its ability to comply with the Modified PAMA.  After expiration of the Modified PAMA, Doe Run Peru must continue to comply with all applicable standards and requirements.

In addition to its PAMA obligations, Doe Run Peru is responsible for the remediation costs relating to the zinc ferrite disposal site at La Oroya.  The current closure plan provides for encapsulating the ferrite residues in place in Huanchan, an area a short distance from the smelter where they are currently stored, for which an environmental liability of $1,600 has been recorded as of July 31, 2006 and October 31, 2005.

The Cobriza mine has a separate PAMA in which Doe Run Peru committed to complete projects to manage tailings, mine drainage, sewage and garbage.  Doe Run Peru completed its own PAMA requirements with respect to Cobriza in June of 2004 and is in compliance with emissions standards required by this PAMA.

Under the purchase agreement related to the acquisition of the La Oroya assets in October of 1997, Centromin, the prior owner of the La Oroya smelter and Cobriza mine, agreed to indemnify Doe Run Peru against environmental liability arising out of its prior operations and its apportioned share of any complaint related to emissions.  Performance of the indemnity has been guaranteed by the Peruvian Government through the enactment of the Supreme Decree No. 042-97-PCM.  However, there can be no assurance that Centromin will satisfy its environmental obligation and investment requirements or that the guarantee will be honored.  Any failure by Centromin to satisfy its environmental obligations could adversely affect Doe Run Peru’s business, financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the three-months and the nine-months ended July 31, 2006 compared to the three-months and the nine-months ended July 31, 2005 should be read in conjunction with the condensed consolidated financial statements of The Doe Run Resources Corporation (“Doe Run” and together with its subsidiaries, the “Company”) and the notes thereto, and other financial information included herein.

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

Recent events

On August 16, 2006, the Company entered into a separation agreement with David A. Chaput in connection with Mr. Chaput’s planned resignation as vice president finance, treasurer and chief financial officer of the Company. Mr. Chaput’s resignation shall be effective September 24, 2006.

On September 5, 2006, the Company entered into an employment agreement with Theodore P. Fox, III to serve as vice president of finance and chief financial officer of the Company, effective September 25, 2006. The Company also entered into a net worth apprecaition agreement, dated August 24, 2006, with Mr. Fox

Results of Operations

Metals Pricing

The following table sets forth average London Metal Exchange prices for lead, copper and zinc and the average London Bullion Market Association price for silver for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
Average Prices	2006	2005	2006	2005
Lead ($/ton)	$961.00	855.20	1,028.20	876.20
Copper ($/ton)	6,935.20	3,145.00	5,337.60	3,010.40
Zinc ($/ton)	3,061.40	1,123.40	2,351.20	1,132.00
Silver ($/troy ounce)	11.80	7.12	10.37	7.11

These prices reflect the continued tightening in the worldwide metal supply and the effect of other macroeconomic factors such as exchange rates, interest rates and oil prices.

Production

All references to “ton” are in short tons.

The following table sets forth the Company’s production statistics for the periods indicated:

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
U.S. Operations
Lead metal - primary (tons)	41,473	29,950	122,566	110,309
Lead metal - secondary (tons)	33,891	34,262	100,963	100,772
Lead concentrates (metal content, tons)	64,639	73,864	201,280	210,509
Ore grade (lead)	4.92%	5.54%	5.22%	5.44%

Doe Run Peru Operations
Refined copper (tons)	15,175	16,667	48,723	48,175
Refined lead (tons)	33,414	33,655	99,485	98,550
Refined zinc (tons)	10,949	10,710	33,579	38,026
Refined silver (thousands of troy ounces)	9,342	8,488	27,760	25,454
Refined gold (thousands of troy ounces)	18.90	17.53	54.64	47.64
Copper concentrates (metal content, tons)	4,906	4,417	14,005	11,796
Ore grade (copper content)	1.02%	1.00%	1.02%	0.98%

The metal contained in lead concentrates produced at the Company’s primary lead operation’s mines in the 2006 third quarter was 12.5% lower than the 2005 third quarter, but was 4.4% lower when comparing the 2006 nine-month period with the 2005 nine-month period.  The lower 2006 third quarter lead concentrate production was due to the ore grade being about 11% lower than the corresponding 2005 third quarter, and the ore grade for the 2006 nine-month period was about 4% lower when compared to the 2005 nine-month period.  The volume of ore processed for the 2006 third quarter and 2006 nine-month period were essentially the same as the 2005 third quarter and 2005 nine-month period, respectively.

Development of the drift connecting the south end of the Fletcher mine to a new ore body called RC West Fork is near completion.  A ventilation shaft will be sunk in the next few months, which should allow ore production to begin by the end of the first calendar quarter of 2007.

In the 2006 third quarter, the Herculaneum primary smelter operation’s lead metal production was about 38.5% higher than in the 2005 third quarter, and the 2006 nine-month period production was 11% higher than the 2005 nine-month period.  The increase in production is due to the 2005 third quarter being negatively impacted by a storm and more consistent plant operation as a result of the continued investment in plant infrastructure.

Doe Run is subject to a State Implementation Plan (“SIP”) with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to attain and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected attainment of the lead standard for 11 of the last 15 quarters. However, once the air quality monitors reflected two quarters of non-compliance, the permitted annual capacity of the Herculaneum primary smelter decreased from 250,000 to 200,000 tons. This decrease in permitted capacity does not affect results at current production levels. Further non-compliance could result in SIP revisions that could have a material adverse financial impact on the Company. Management is in discussions with the Missouri Department of Natural Resources to explore options intended to improve the smelter’s ability to attain and maintain compliance in the future.

Lead production at the Company’s U.S. recycling operation was 1% lower in the 2006 third quarter than in the 2005 third quarter but remained consistent for the 2006 nine-month period when compared to the 2005 nine-month period. The lower 2006 third quarter production was the result of down time during the rebuilding of the reverberatory furnace in June of 2006.

During the 2006 third quarter, Doe Run Peru’s silver and gold production increased 10.1% and 7.8%, respectively, but decreased 9% for copper compared to the 2005 third quarter. These increases were due to higher gold content in the copper concentrates processed in the 2006 third quarter compared to that processed in the 2005 third quarter.  On the other hand, the decrease in copper production was due to maintenance on the oxy-fuel furnace that limited the availability of blister copper for the copper refinery in the 2006 third quarter. Production of lead remained essentially unchanged from the 2005 third quarter to the 2006 third quarter.

The metal content in the copper concentrates produced at Doe Run Peru’s Cobriza mine in the 2006 third quarter was approximately 11% higher than the 2005 third quarter due to the correction of mine stability problems, improved mine preparation and development and increased recoveries from pillars and sills.

Results of Operations

Gross Margin increased from $23.4 million in the 2005 third quarter to $48.1 million in the 2006 third quarter and gross margin increased from $78.3 million in the 2005 nine-month period to $159.4 million in the 2006 nine-month period. Gross margin for Doe Run’s U.S. operations increased from $10.1 million in the 2005 third quarter to $29.7 million in the 2006 third quarter and gross margin increased from $46.4 million in the 2005 nine-month period to $102.3 million in the 2006 nine-month period. Gross margin for Doe Run Peru increased from $13.4 million in the 2005 third quarter to $18.4 million in the 2006 third quarter and gross margin increased from $31.9 million in the 2005 nine-month period to $57.1 million in the 2006 nine-month period.

Gross margin is net sales less cost of sales, including depreciation, depletion, and amortization attributable to cost of sales as disclosed in the table below.

Depreciation, Depletion and Amortization Attributable to Cost of Sales

(dollars in the millions)

	Third quarter		Nine-month period
	2006	2005	2006	2005

U.S. operations	$2.9	$2.8	$8.9	$8.4
Doe Run Peru	3.8	3.4	10.5	9.3
Consolidated	$6.7	$6.2	$19.4	$17.7

An 8.5% and 15.4% increase in the Company’s realized prices for lead metal, fueled by a 12.4% and 17.3% increase in London Metal Exchange prices and higher premiums achieved over the London Metal Exchange, contributed a $4.0 million increase and $23.7 million increase to the Company’s gross margin on sales in the 2006 third quarter and 2006 nine-month period compared to the 2005 third quarter and 2005 nine-month period, respectively. A decrease in both lead concentrate sales volume and in copper concentrate sales volume offset by an increase in realized prices resulted in an increase in net sales of $13.3 million and $17.6 million, respectively, in the 2006 nine-month period over the 2005 nine-month period. These increases were offset by higher production costs at Doe Run’s primary operations, primarily due to slightly higher production, higher salaries, wages and employee benefits and maintenance and fuel costs. Increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, were partially offset by improved feed costs per unit of metal produced.

The $5.0 million increase in Doe Run Peru’s gross margin from the 2005 third quarter to the 2006 third quarter and the $25.2 million increase in Doe Run Peru’s gross margin from the 2005 nine-month period to the 2006 nine-month period were primarily the result of an improvement in the treatment charges received for processing concentrates and higher metal prices, offset by a LIFO inventory adjustment.

Selling, General and Administrative costs increased $1.3 million in the 2006 third quarter over the 2005 third quarter and $7.2 million in the 2006 nine-month period over the 2005 nine-month period. The increase was due primarily to increased salaries and employee benefit costs, legal fees and professional fees related to software implementation.

Unrealized Gains on derivative financial instruments are related to the change in fair market value of derivative financial instruments that are a part of the Company’s risk management strategy. The change from an unrealized gain of $3.9 million in the 2005 nine-month period to an unrealized gain of $4.8 million in the 2006 nine-month period and the decrease from $2.6 million to $0.5 million in the 2006 third quarter versus 2005 third quarter is primarily the result of the settled 2006 positions.  These gains were overcome by realized losses included in net sales along with the reduction in actual derivative positions during 2006.  Also see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Other Operating Expenses remained essentially unchanged from the 2005 third quarter to the 2006 third quarter and from the 2005 nine-month period to the 2006 nine-month period.

The Renco Group, Inc., the parent company of Doe Run’s sole shareholder (referred to as Renco), has elected for the Company to be treated as a qualified subchapter S subsidiary for U.S. federal tax purposes.  Most states in which the Company operates will follow similar tax treatment. Subchapter S status requires the ultimate shareholders to include their pro rata share of the Company’s income or loss in their individual tax returns.  As a result of the Company’s tax status in the U.S., the Company is not generally subject to U.S. federal and most state income taxes, however, under a tax sharing agreement with Renco, the Company is liable to Renco for pro forma federal and state income taxes as defined in the agreement, and our costs are shown as tax dividends.

Liquidity and Capital Resources

Overview

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the 2005 audited financial statements of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns.  Doe Run Peru has significant capital requirements under environmental commitments, substantial contingencies related to Peruvian taxes and has significant debt service obligations, each of which, if not satisfied, could result in a default under the Company’s credit agreements and collectively raise substantial doubt about the Company’s ability to continue as a going concern.  These commitments require Doe Run Peru to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which includes future expenditures of approximately $175.9 million as of July 31, 2006 under the terms of the PAMA, the term of which was extended as described below.  These commitments will reduce funds available for other business purposes.  In addition, the Company is highly leveraged.  These factors also increase the Company’s vulnerability to general adverse conditions, limit our flexibility in planning for or reacting to changes in its business and industry and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes.  An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

The period for Doe Run Peru’s compliance with the PAMA requiring the construction of sulfuric acid plants at its La Oroya smelter was due to expire on December 31, 2006.  On May 29, 2006, the Peruvian Ministry of Energy and Mines issued a resolution, pursuant to Supreme Decree No. 046-2004-EM, modifying the PAMA (the “Modified PAMA”) by extending the completion dates of certain projects under the PAMA to October 31, 2009.  The sulfuric acid plant projects for the zinc circuit, the lead circuit and the copper circuit are required to be completed by December 31, 2006, September 30, 2008 and October 31, 2009, respectively.  They were all originally required to be completed by December 31, 2006. Management believes the Modified PAMA compliance period, in addition to high metal prices and other revenue enhancements, will enable the Company to continue as a going concern.  The Company’s ability to meet obligations after 2006 could be affected by future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company’s control, or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

Capital Resources and Debt Instruments

Net unused availability at July 31, 2006 under the Doe Run Revolving Credit Facility was approximately $42.6 million and under the Doe Run Peru Revolving Credit Facility was $0.2 million at July 31, 2006.  In addition to the availability under these revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $10.9 million and $4.3 million, after funding $32.6 million for the financial guarantees required by the terms of the Modified PAMA, respectively, at July 31, 2006. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility.  Accounts payable have increased during the 2006 nine-month period due, in part to the high metal prices for materials and, in part to Doe Run Peru extending its payment terms with certain suppliers in response to the lack of borrowing availability.

The Company’s term note of $8 million has been paid; however, the Company still has substantial debt service requirements in the future, including interest payments of $12.9 million in October of 2006 for the Company’s 11.75%

notes which are due in 2008.  The Doe Run Peru Revolving Credit Facility expires on September 22, 2006 and negotiations are ongoing to extend its terms.  There can be no assurance that the Company will be successful in extending the existing credit agreement or negotiating a new credit agreement, or if it is successful, that the extended or new credit agreement would be at terms that are favorable to the Company.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the majority warrantholders, pursuant to the Warrant Agreement dated as of October 29, 2002 between Doe Run and State Street Bank and Trust Company, as Warrant Agent, have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. On July 31, 2006, the warrantholders, exercised this right and management engaged BearingPoint, a nationally recognized valuation firm, to value the warrants as of April 30, 2006 in accordance with the terms of the warrant agreement.  Management’s estimate of the fair value of the warrants was approximately $0.6 million at July 31, 2006, based on the valuation made at October 31, 2005 by BearingPoint.

Tax Commitments

Income tax assessments from Peru’s tax authority, SUNAT, for the tax years 1998 through 2001, show an assessed amount due from Doe Run Peru, consisting of additional income taxes due, penalties and interest as of July 31, 2006, of approximately $129.1 million.  Value-added tax, referred to as VAT, assessments for tax years 1999 through 2001 and for the period from January through July 2004, calculated with penalties and interest as of July 31, 2006, show a total assessment amount of approximately $50.2 million. SUNAT offset the amount assessed for 2004 of approximately $1,380 with Doe Run Peru’s VAT receivable balance from July 2004.  In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $35.1 million and $23.9 million for the income tax and VAT matters, respectively.  Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11.4 million for calendar years 1998 through 2005.

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

Contractual Obligations

Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively, and Doe Run Peru remains obligated to implement the following projects at its La Oroya smelter by December 31, 2006:

•            Upgrade the acid plant for the zinc circuit;

•            Construct an industrial wastewater treatment plant for the smelter and refinery; and

•            Construct domestic wastewater treatment and domestic waste disposal.

The Modified PAMA also requires Doe Run Peru to comply with certain special measures not previously required.  These measures include, but are not limited to, implementation of projects to reduce stack and fugitive emissions, which are designed to meet certain air quality objectives, a continuing improvement provision that provides for additional pollution controls to address the shortfalls in meeting objectives or to further reduce risks and certain measures regarding protection of public health, including, among others, actions for the reduction of lead in blood levels and special health programs for children and expectant women.  Doe Run Peru is required to spend approximately $2.3 million per year for 2007, 2008 and 2009 complying with these measures and existing social programs, with additional expected spending of $1,600 for the remainder of the 2006 calendar year.

The Peruvian Ministry of Energy and Mines has also required that the cost of a planned replacement of the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace that will reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant be included as part of the cost of the Modified PAMA acid plant projects.

The estimated cost of this reactor furnace is $57 million, which brings the total remaining investment needed to build the sulfuric acid plants to approximately $150.9 million.

Additional projects required under the Modified PAMA for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds.  The total cost of the currently remaining Modified PAMA projects as of July 31, 2006 was approximately $175.9 million, of which $25.6 million remains to be spent in the 2006 calendar year.

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

The fair market value (gain/(loss)) of the Company’s derivatives was approximately $(0.3) million at July 31, 2006. These losses, when realized, would be offset by higher prices on the Company’s sales of physical metal. The majority relates to sold lead futures and sold lead call options related to the U.S. operations.  A 10% increase in metal prices would result in a gain of approximately $0.4 million and a 10% decrease in the metal prices would not have a significant effect on the Company’s open contracts at July 31, 2006.

Interest Rate Risk

The Company is subject to interest rate risk on variable interest rate obligations.  The Doe Run Revolving Credit Facility bears interest at the prime rate plus 0.75% per annum and at LIBOR plus 3% per annum.  The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 2-month or 3-month rate, depending on the term of the loan) plus 3.5%, 3.75% and 4.25%, respectively, per annum. A material increase in interest rates could adversely affect the Company’s business, financial condition and results of operations. A 1% increase in the interest rate under both the Doe Run Revolving Credit Facility and the Doe Run Peru Revolving Credit Facility would result in additional annual interest expense of approximately $0.7 million, based on the loan balances outstanding as of July 31, 2006.

Foreign Tax Risk

On December 30, 1997, Doe Run Peru signed a Contract of Guarantees and Measures to Promote Investments with the government of Peru.  This contract, which has been modified various times through 2006, committed Doe Run Peru to making certain investments related to the improvements of its facilities in order to receive certain tax benefits.  This contract provided that if the investments were completed according to the schedule by December 31, 2006, Doe Run Peru would receive an additional tax stability agreement covering the period beginning January 1, 2007 and ending December 31, 2021.  Doe Run Peru will be unable to complete the required investments and as a result, Doe Run Peru will not receive the benefits of the additional tax stabilization agreement, and the current tax stability agreement will expire on December 31, 2006.  The Company will be subject to tax risk on any future changes to taxes or guarantees required by the Peruvian government.  Any significant change could have an adverse effect on the Company’s business, financial condition and results of operations.

Foreign Currency Risk

Doe Run Peru’s sales and feed costs are denominated in U.S. dollars. Certain operating costs, such as labor, are denominated in Peruvian nuevos soles.  While all revenues and significant costs are denominated in U.S. dollars, a material weakening of exchange rates could still have an adverse effect on the Company’s business, financial condition and results of operations.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed by our management, under the supervision and with the participation of our Chief Executive Officer, the principal executive officer, and Chief Financial Officer, the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)).  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Pagano, et al. v. Anheuser-Busch, Inc., et al. (filed December 17, 2004) was dismissed with prejudice on May 26, 2006. The case was filed against 43 defendants, including Doe Run, by a person who did laundry for insulation workers in her family. The plantiff alleged that the workers were exposed to asbestos at Doe Run’s Herculaneum, Missouri facility.

Item 1A.  Risk Factors.

No material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1.13	Employment agreement, dated as of September 5, 2006, between Doe Run and Theodore P. Fox, III.
10.1.14	Separation agreement and general release, dated August 16, 2006, between Doe run and Mr. David A. Chaput.
10.2.7	Net worth appreciation agreement, dated August 24, 2006, between Doe Run and Theodore P. Fox III
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DOE RUN RESOURCES CORPORATION
(Registrant)

/s/ David A. Chaput
Date: September 14, 2006	David A. Chaput
Chief Financial Officer
(duly authorized officer and principal financial officer)