Form 10-K/A
period 2005-10-31
DOE RUN RESOURCES CORP
filed 2006-10-20
CIK 1061112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 333-66291

The Doe Run Resources Corporation
(Exact name of registrant as specified in its charter)

New York	13-1255630
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1801 Park 270 Drive, Suite 300 St. Louis, Missouri	63146
(Address of principal executive offices)	(Zip Code)

(314) 453-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ]	Yes	[X]	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
[X]	Yes	[ ]	No

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

[ ]Larger accelerated filer	[ ] Accelerated filer	[X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]	Yes	[X]	No

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant: $0; all shares of the voting stock of the registrant are owned by its parent, DR Acquisition Corp.

Number of shares outstanding of each of the registrant’s classes of common stock, as of October 19, 2006: Common stock, $0.10 par value per share; 1,000 shares

Amendment No. 1 to the Annual Report on Form 10-K
For the Fiscal Year Ended October 31, 2005

EXPLANATORY NOTE

The Doe Run Resources Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Form 10-K for the fiscal year ended October 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006 (the “Original Filing”), for the purposes of:

•
Amending “Item 1. Business” to (a) include additional products in the Doe Run Peru products tables, (b) add a table of historical concentrate purchases from outside sources for the Company’s Peruvian operations for the last five years and (c) update the address for the SEC’s public reference room;

•	Expanding “Item 2. Properties” to include greater detail regarding the Company’s properties and leases, including a small-scale map that displays the location of each of the Company’s properties;

•	Amending “Item 3. Legal Proceedings” to clarify the Company’s disclosure regarding the BNSF Railway Company litigation;

•
Amending “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to (a) include the costs associated with the Peruvian environmental remediation as of October 31, 2005 in the contractual obligation table, and (b) include depreciation, depletion and amortization amounts attributable to costs of sales in the gross margin on sales disclosure;

•
Amending “Item 8. Financial Statements and Supplementary Data” to (a) include a revised audit report of Doe Run Peru’s prior auditor that references the correct fiscal periods covered by the report and incorporates such auditor’s letterhead that was inadvertently omitted during the Edgarization process, and (b) include revised audit reports of KPMG LLP and Doe Run Peru’s current auditors that incorporates such auditors’ letterhead that was inadvertently omitted during the Edgarization process; and

•	Correcting certain typographical errors.

Except as described above, no other changes have been made to the Original Filing and this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing. This Amended Filing continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amended Filing to speak to any later date.

THE DOE RUN RESOURCES CORPORATION

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

Doe Run Peru’s Operations

Products

Doe Run Peru’s principal products are refined silver, copper, lead, zinc and gold. In addition, Doe Run Peru produces a variety of by-products and provides tolling services. The following table sets forth net sales, excluding sales to Doe Run, for each of Doe Run Peru’s principal products.

	Year Ended October 31,
	2005	2004	2003
	(dollars in thousands)

Silver	$238,671	$227,546	$167,698
Copper	156,945	116,885	104,987
Lead	106,709	98,853	55,884
Zinc	58,955	68,524	58,376
Gold Bullion	30,063	25,261	28,496
Zinc/Silver Concentrates	3,724	3,038	2,270
Copper Concentrates	1,141	-	-
Tolling Services	11,709	5,311	6,601
By-Products	33,335	18,771	11,961
Total	$641,252	$564,189	$436,273

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

The following table sets forth Doe Run Peru’s purchases of copper, zinc, and lead concentrates (in tons) from outside sources for the last five fiscal years.

Year Ended October 31, (tons/year)

	2005	2004	2003	2002	2001
Copper	193,244	165,468	183,414	178,306	197,224
Zinc	95,251	153,358	168,402	174,300	174,300
Lead	246,300	236,574	226,768	227,774	231,943

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

Additional Information

We file annual, quarterly and current reports with the SEC. Any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, Washington D.C. 20549. Further information is available at 1-800-SEC-0330. Reports are also available on the SEC’s website at www.sec.gov.

Additional information related to us is available on our website at www.doerun.com. Our website and information contained on our website are not part of this Annual Report on Form 10-K and are not incorporated by reference herein.

Item 2. Properties

Doe Run

Mining Operations

Doe Run’s Southeast Missouri Mining and Milling Operations (‘SEMO”) based in Missouri are a major producer of lead, zinc and copper. In order to exploit the underground lead-zinc-copper reserves Doe Run has seven production shafts, six of which are currently operating, that form a north-south line along approximately 40 miles of the ore body. Two of its production shafts, Viburnum-29 and Viburnum-35, lie within a five-mile radius, north and south, respectively, of Viburnum, Missouri, which is located approximately 125 miles southwest of St. Louis, Missouri (Figure 1). Doe Run’s Buick, Brushy Creek, Fletcher, West Fork and Sweetwater production shafts are within 30 miles of Viburnum. The seventh production shaft, known as West Fork, is on care and maintenance status.

Figure 1 Doe Run's Missouri Mining Operations as of October 31, 2005

Doe Run also has five grinding/flotation mills located near its production shafts, four of which are currently operating as shown below. All of the mining and milling facilities are accessible by state or county roads or haul roads owned by Doe Run. Products are shipped by truck over public roads.

The production capacities of Doe Run’s mills are as follows:

Milling Capacity
Mill	(Tons of Ore Per Day)
Sweetwater	6,800
Buick	6,400
Fletcher	5,000
Brushy Creek	5,000
West Fork (1)	4,000

(1)	The West Fork mill is on care and maintenance status, where production at the facility is temporarily suspended, but certain maintenance activities are continued.

Historic SEMO Production

SEMO Production Statistics 2001-2005

	2001	2002	2003	2004	2005

Ore milled (dry tons)	5,354,098	5,070,334	4,672,924	5,002,459	5,537,230
Ore grade - (%):
Lead	6.17%	6.23%	6.51%	5.73%	5.36%
Zinc	1.22%	1.21%	1.25%	1.16%	1.01%
Copper	0.10%	0.12%	0.16%	0.22%	0.23%

Production (dry tons):
Lead concentrates	405,209	388,648	374,918	352,728	363,328
Grade (%)	78.66%	78.79%	78.84%	77.95%	77.55%
Recovery (%)	96.56%	97.00%	97.24%	95.85%	94.96%
Lead content	318,744	306,208	295,581	274,950	281,772

Zinc concentrates	93,238	86,887	82,047	80,606	73,899
Grade (%)	58.65%	58.36%	57.99%	57.43%	58.06%
Recovery (%)	83.74%	82.47%	81.50%	79.78%	76.44%
Zinc content	54,687	50,708	47,578	46,290	42,906

Copper concentrates	8,083	9,433	13,977	20,643	22,516
Grade (%)	27.17%	28.10%	28.82%	28.79%	28.74%
Recovery (%)	39.19%	45.27%	52.90%	54.99%	51.29%
Copper content	2,196	2,651	4,028	5,943	6,470

Land Ownership

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

A summary of the lands owned and leased by Doe Run for its Southeast Missouri Mining Operations as of October 31, 2005 is as follows:

Land Owned by Doe Run
	Acres	Acres	Acres	Total
Operation	Entire (1)	Mineral (2)	Surface (3)	Acreage

SEMO	23,079.27	19,474.70	10,256.32	52,810.29
Exploration	249.24	2,284.05	235.47	2,768.76
Total acreage	23,328.51	21,758.75	10,491.79	55,579.05

Third Party Land Leased by Doe Run

Area	Acres

Bureau of Land Management -USA (“BLM”)	33,622.79
Missouri	5,560.04

Total acreage	39,182.83

(1)	Acres Entire refers to acres where both subsurface and mineral rights are owned.

(2)	Mineral Acres refers to acres where only the mineral rights are owned.

(3)	Surface Acres refers to where only surface rights are owned.

Doe Run’s producing leases from the federal government, managed by the BLM, consist of the following:

	Number of	Expiration
Location	Producing Leases	Date

Viburnum	7	March 31, 2018
Fletcher	2	May 31, 2013
Buick	1	October 31, 2014
Brushy Creek	2	May 31, 2013
West Fork	1	January 31, 2013

Ore Reserves

The following tables set forth the proven and probable reserves estimated by Doe Run for the fiscal years ended October 31, 2005 and 2003, which have been audited by the mining consulting firm of Pincock, Allen & Holt (PAH), a division of Runge, Inc. PAH reviewed the methodology and cost basis used in the reserve calculation, as discussed in their reports dated January 16, 2006 and January 29, 2004, and believe that the reserve estimations have been performed in a reasonable manner consistent with industry accepted standards. For the purposes of calculating cutoff grades and reserves, beginning with the 2004 fiscal year, the 3-year annual average prices for lead, zinc and copper were used. Prior to that period 8-year annual price averages had been used for purpose of the calculation(s). The table below includes the audited reserves for the 2003 and 2005 fiscal years. The table does not include the total proven and probable reserves as of the fiscal year ended October 31, 2004, which were estimated by the Company to be 45.2 million tons consisting of 5.51% lead, 1.31% zinc and 0.29% copper. The 2004 proven and probable reserves were not audited by Pincock, Allen & Holt and therefore were not included in the table.

Audited Proven and Probable Reserves
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

Included in the 2005 table of proven and probable reserves is the Higdon deposit, which is outside of the Viburnum trend, consisting of 2.3 million tons of ore with a grade of 5.7% lead and 2.2% zinc. Similarly, the table representing the 2003 proven and probable reserves includes Higdon, which consisted of 2.7 million tons of ore with a grade of 5.7% lead and 2.0% zinc. While the surface structures and shaft are in place for the hoisting of ore from the mine, underground mine development requiring significant investment would be necessary in order to generate production from the mine. Processing of any ore mined from the Hidgon resource would require permitting and construction of a mill at the site or haulage of the ore to an existing mill in the Viburnum trend.

Total proven and probable reserves for 2005 declined 28% from the audited 2003 total.  PAH attributed this reduction due mainly to higher operating costs, which resulted in higher cutoff grades for the calculation.  Additionally, mine production decreases to the reserve base were only partially offset by ore added through exploration.

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

Mining Operations

Doe Run Peru’s Cobriza mine is located approximately 250 miles southeast of Lima in the district of San Pedro de Coris, Churcampa Province (Figure 2). Access to the site is by improved unpaved road through rugged terrain. Concentrates produced at the mine are trucked 130 miles over unpaved road to Huancayo and then an additional 70 miles over paved road to the La Oroya smelter. Cobriza’s mill has a capacity of 10,000 short tons per day. Cobriza used approximately half of its capacity as of October 31, 2005.

80°W
75°W
70°W
65°W
VENEZUELA
COLUMBIA
Quito
ECUADOR
N
0°
5°S
10°S
15°S
20°S
Cajamarca
BRAZIL
PERU
La Oroya
Huanuco
Cerro de Pasco
Pacific Ocean
Lima
Huancayo
Cuzco
Ayacucho
Cobriza
Arequipa
La Paz
BOLIVIA
0 150 750
Kilometres
CHILE

Figure 2 Doe Run Peru's Mining Operations as of October 31, 2005

The Cobriza Mine is a copper/iron skarn deposit which is accessed through a series of adits and a single production shaft. The mineralization occurs as a replacement body in the Cobriza Limestone, which is interbedded within a thick sequence of clastic, shale and lesser amounts of carbonate units.

Landholdings at Cobriza include approximately 2,700 acres of surface ownership and approximately 128,235 acres of mining concessions. The current mining operation is located on a portion of the area held. The mining concessions are issued by Instituto Nacional de Concesiones y Catastro Minero ("INACC") of the Peruvian government, the sole authority for issuing mining concessions. A mining concession gives the holder of the concession the right to explore and mine any minerals found on the concession. The concessions can be maintained in good standing by making an annual concession fee payment of US $3/hectare. An additional annual fee of US $6/hectare is required for the seventh year and onwards if no mine production is achieved from the mining concession. This additional annual fee rises to US $20/hectare for the twelfth year and onwards. In the case of the Mantaro property 1998 is considered the first year of the concession.

Economic mineralization outside the existing mining area has not been confirmed as of October 31, 2005. Doe Run Peru’s estimates indicate an unaudited, proven and probable ore reserves of approximately 7.2 million short tons containing approximately 1.20% copper. In the table below is the historical production for the Cobriza Mine for the period Fiscal Year 2001 through Fiscal Year 2005.

Historic Cobriza Production.

Cobriza Productions Statistics 2001-2005

	2001	2002	2003	2004	2005

Ore milled (dry tons)	1,623,776	1,649,539	1,565,417	1,453,843	1,605,463
Ore grade - (%):
Copper	1.07%	1.02%	1.10%	1.10%	1.00%

Production (dry tons):
Copper concentrates	65,534	67,243	67,766	62,992	65,329
Grade (%)	24.79%	23.36%	24.02%	24.03%	22.93%
Recovery (%)	93.35%	93.29%	94.35%	94.77%	93.57%
Copper content	16,244	15,705	16,274	15,135	14,982

Exploration

We continue to explore for additional reserves within the Viburnum Trend, one of the world’s most productive lead-zinc ore districts. Current exploration is focused on surface and underground drilling in and adjacent to the operating mines for the purpose of discovering new ore reserves in the mines as well as discovering additional ore bodies in the general area of the existing mines. Drilling in 2004 in the Viburnum Trend led to the discovery of a new ore body, the RC West Fork ore body. Development on the ore body began in the first quarter of 2005, with full production scheduled to begin in late 2006. The reserve, as calculated by Doe Run and audited by Pincock, Allen and Holt, stands at 2.9 million tons, grading 6.65% lead and 0.83% zinc. The RC West Fork ore body remains open both to the north and south and will remain a focus for further drilling planned for 2006.

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

Doe Run is a defendant in a lawsuit by the BNSF Railway Company, who has alleged that Doe Run and other companies associated with lead mining operations in Missouri are responsible for property damage at certain rail yards and for contribution and indemnity for costs incurred by the BNSF associated with settlement by BNSF of lead exposure cases. Although the demands in the complaint indicate that some amount of material liability is reasonably possible, given the early stage of this case and the uncertainty as to relative fault among the defendants, we are unable at this time to estimate the expected outcome and any final costs of this action or provide a reasonably possible range of these amounts.

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

Doe Run Peru is also a defendant in 163 lawsuits by workers alleging that they are owed certain differences in salaries and benefits. The average claim is $21. Of 31 concluded cases in this category, 26 were dismissed and five resulted in awards totaling $15. Doe Run Peru is also a defendant in a lawsuit by the Yauli-La Oroya Employees Union concerning salaries and benefits. The claims of the 146 workers remaining in the lawsuit have been valuated at a total of $238 according to a report by an expert appointed by the court.

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

The amount of awards in the various categories of lawsuits referenced above represent total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

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

On July 11, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli - La Oroya Provincial City Hall in order to dismiss a number of fines for the amount of $2.8 million. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

Part II

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

Doe Run Peru

Doe Run Peru is subject to numerous requirements pursuant to La Oroya’s PAMA. See “Item 1. Business - Doe Run Peru’s Operations - Environmental Matters.” Doe Run Peru expects that it will not be able to comply with the spending requirements of La Oroya’s PAMA investment schedule in 2006 with respect to the construction of the sulfuric acid plant required by the PAMA and, as a result, could be subject to penalties. Failure to comply with PAMA could result in the forced cessation of operations at the La Oroya smelter, which would adversely affect our business, financial condition and results of operations.

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

To achieve the financial guarantee and the trust contract required by Supreme Decree, Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a Peruvian bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for the amount of $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C. a Trafigura Beheer B.V., subsidiary, to use such funds in the fulfillment of the financial security requirements of the extended PAMA project.

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

Fiscal 2005 Compared to Fiscal 2004

Gross margin increased from $60.8 million in 2004 to $94.2 million in 2005 and gross margin for our U.S. operations increased from $36.8 million in 2004 to $57.5 million in 2005. The increase in gross margin from 2004 to 2005 was primarily due to an increase in our U.S. sales of approximately $84.3 million from 2004 to 2005. The largest factor driving our increased sales was a 30% increase in the U.S. operation’s realized prices for lead metal, fueled by higher LME prices, which contributed $49.3 million in sales in 2005. The increase in the lead metal net realized price in 2005 was more than the increase in the average LME settlement price, due to the effects of our risk management strategy, which reduced our exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices in 2005, which fueled an increase in the net realized price for copper and zinc concentrate sales and the increase in lead concentrate prices in 2005 contributed an additional $7.0 million and $7.4 million of sales in 2005, respectively. Our increased U.S. sales were partially offset by additional production costs at the U.S. operations in 2005 driven by the increases in repairs and maintenance costs, payroll and benefit costs, higher feed and raw material costs and the effects of the change in feed mix on the production at the recycling operation.

Gross margin is net sales less cost of sales, including depreciation, depletion, and amortization attributable to cost of sales disclosed in the table below.

	Depreciation, Depletion and Amortization Attributable to Cost of Sales
	(dollars in the millions)
	2005	2004	2003

U.S. operations	$11.3	$12.3	$17.7
Consolidated	$23.5	$24.3	$29.3

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

Fiscal 2004 Compared to Fiscal 2003

Gross margin increased from $12.2 million in 2003 to $60.8 million in 2004 and gross margin for our U.S. operations increased from $8.4 million in 2003 to $36.8 million in 2004. The increase in gross margin from 2003 to 2004 was primarily due to an increase in U.S. sales of approximately $54.8 million from 2003 to 2004. The largest factor driving our increased sales was a 35% increase in the U.S. operation’s realized prices for lead metal, fueled by higher LME prices, which contributed $61.4 million in sales in 2004. The increase in the lead metal net realized price in 2004 was less than the increase in the average LME settlement price, due to the effects of our risk management strategy, which reduced our exposure to changes in the market price in an attempt to fix an acceptable price for its products. Increases in copper and zinc metal prices in 2004, which fueled an increase in the net realized price for copper and zinc concentrate sales and the increase in lead concentrate prices in 2004, contributed an additional $9.1 million and $9.4 million of sales in 2004, respectively. Our increased U.S. sales were partially offset by additional production costs the U.S. operations in 2004 driven by the increases in repairs and maintenance costs, payroll and benefit costs, higher feed and raw material costs and the effects of the change in feed mix on the production at the recycling operation.

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

Results of Doe Run Peru

Fiscal 2005 Compared to Fiscal 2004

Gross margin for Doe Run Peru increased from $24.1 million in 2004 to $36.7 million in 2005. This increase is primarily due to the improvement in treatment charges received in processing copper and lead concentrates and free metal benefits for lead and zinc. Also contributing to the improved gross margin were increases in sales from by-product sales such as indium, tellurium and premium improvements for copper and lead metal. These increases in sales were offset by higher conversion costs primarily due to higher fuel and coke prices, increased salaries combined with a weakened U.S. dollar, and higher maintenance, spare parts and supplies costs.

Gross margin is net sales less cost of sales, including depreciation, depletion, and amortization attributable to cost of sales disclosed in the table below.

	Depreciation, Depletion and Amortization Attributable to Cost of Sales
	(dollars in the millions)
	2005	2004	2003

Doe Run Peru	$12.2	$11.9	$11.5

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

Fiscal 2004 Compared to Fiscal 2003

Gross margin for Doe Run Peru increased from $3.8 million in 2003 to $24.1 million in 2004. The increase in gross margin was a result of the increase in metal prices which fueled price related increases of $32.2 million in sales for 2004. These increases in sales were offset by increased production costs. More specifically, conversion costs increased slightly due to increases in maintenance, fuel and coke costs and maintenance expense increased as Doe Run Peru completed maintenance programs originally scheduled for 2003 in 2004. These increases in production costs were partially offset by lower labor costs as the benefits of a 2003 reduction in labor were realized in 2004.

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

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the audited financial statements of Doe Run Peru that expressed substantial doubt about our ability to continue as going concerns due to net capital deficiencies, substantial debt service requirements and significant capital requirements under environmental commitments.

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

Contractual Obligations

The following table summarizes our contractual obligations at October 31, 2005 (in millions):

		Payments Due By Period
		Less Than	1 - 3		3 - 5		After 5
	Total	1 Year	Years		Years		Years
Long-term debt (a)	$308.2	$89.2	$219.0		$-		$-
Redeemable Preferred Stock (b)	28.5	-	-		28.5		-
Operating leases	30.8	8.1	7.8		4.0		10.9
Purchase obligations (c)	880.4	508.6	369.8		2.0		-
Royalty obligations (d)	1.7	0.2	0.5		0.4		0.6
Pension funding obligations	10.1	10.1	(e	)	(e	)	(e	)
Doe Run Peru’s PAMA (f)	108.1	40.4	67.7		-		-
Total	$1,367.8	$656.6	$664.8		$34.9		$11.5

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

(f)	Doe Run Peru submitted an application for extension of its PAMA in December 2005. See the discussion in “Overview” and “Environmental Commitments”.

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

KPMG LLP
Suite 900
10 South Broadway
St. Louis, MO 63102-1761

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

KPMG LLP

February 2, 2004

THE DOE RUN RESOURCES CORPORATION
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	October 31,	October 31,
	2005	2004
ASSETS
Current assets:
Cash	$23,486	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	85,740	64,219
Inventories	105,634	103,309
Prepaid expenses and other current assets	20,814	35,858
Total current assets	235,674	223,704

Property, plant and equipment, net	253,263	229,640
Other noncurrent assets, net	5,838	4,075
Total assets	$494,775	$457,419

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$114,947	$96,767
Accounts payable	92,275	65,855
Accrued liabilities	87,060	83,878
Total current liabilities	294,282	246,500

Long-term debt, less current maturities	271,566	320,561
Other noncurrent liabilities	68,337	75,765
Total liabilities	634,185	642,826

Series A redeemable preferred stock, $1,000 par value per share; 5,000 shares authorized; 2,849 and 2,533 shares issued and outstanding at October 31, 2005
and October 31, 2004, respectively; liquidation and redemption value	28,495	25,329

Shareholder's deficit:
Common stock, $0.10 par value per share, 1,667 shares authorized;
1,000 shares issued and outstanding at October 31, 2005 and 2004	-	-
Additional paid-in capital	-	-
Accumulated deficit	(123,141)	(168,609)
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	(91)
Accumulated other comprehensive losses	(41,507)	(42,036)
Total shareholder's deficit	(167,905)	(210,736)
Total liabilities and shareholder's deficit	$494,775	$457,419

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Consolidated Statements of Operations
(Dollars in thousands)

	Year Ended October 31,
	2005	2004	2003

Net sales	$1,029,440	$868,068	$685,382
Costs and expenses:
Cost of sales	911,732	782,981	643,893
Depreciation, depletion and amortization	24,170	25,322	30,407
Selling, general and administrative	46,096	35,782	28,366
Exploration	2,984	2,178	1,078
Losses from impairment and disposal of long-lived assets	2,978	3,591	1,409
Unrealized (gain) loss on derivative financial instruments	(4,876)	231	7,220
Total costs and expenses	983,084	850,085	712,373
Income (loss) from operations	46,356	17,983	(26,991)

Other income (expense):
Interest expense	(10,010)	(13,289)	(13,270)
Interest income	141	19	29
Gain (Loss) on retirement/restructure of long-term debt	9,233	-	(550)
Other, net	666	(460)	(176)
Total other income (expense)	30	(13,730)	(13,967)
Income (loss) before income tax benefit and cumulative
effect of change in accounting principle	46,386	4,253	(40,958)

Income tax benefit	-	(661)	-
Income (loss) before cumulative effect
of change in accounting principle	46,386	4,914	(40,958)
Cumulative effect of change in accounting principle,
net of income tax benefit	-	-	(3,940)

Net income (loss)	$46,386	$4,914	$(44,898)
Preferred stock dividends	(3,166)	(2,815)	(2,514)
Net income (loss) allocable to common shares	$43,220	$2,099	$(47,412)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Consolidated Statements of Comprehensive Income and Shareholder's Deficit
(Dollars in thousands)

	Year Ended October 31,
	2005	2004	2003

Net income (loss)	$46,386	$4,914	$(44,898)
Unrealized gain (loss) on derivative financial instruments, net	97	1,757	(1,854)
Unrealized gain (loss) on available-for-sale investments	37	(10)	242
Adjustment to minimum pension liability	395	(5,516)	(12,871)
Comprehensive income (loss)	46,915	1,145	(59,381)
Preferred stock dividends	(3,166)	(2,815)	(2,514)
Dividends	(918)	-	-
Change in shareholder's deficit	42,831	(1,670)	(61,895)
Shareholder's deficit, beginning of year	(210,736)	(209,066)	(147,171)

Shareholder's deficit, end of year	$167,905	$(210,736)	$(209,066)

The accompanying notes are an integral part of these consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Year Ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$46,386	$4,914	$(44,898)
Cumulative effect of change in accounting principle	-	-	3,940
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion and amortization	24,170	25,322	30,407
Imputed interest and amortization of deferred financing costs	748	949	1,231
Unrealized (gain) loss on derivative financial instruments	(4,876)	231	7,220
Losses from impairment and disposal of long-lived assets	2,978	3,591	1,409
(Gain) Loss on retirement/restructure of long-term debt	(9,233)	-	550
Increase (decrease) resulting from changes in:
Trade accounts receivable	(21,521)	(7,560)	8,119
Inventories	(1,910)	(7,629)	7,666
Prepaid expenses and other current assets	14,539	(14,399)	(2,093)
Accounts payable	26,420	14,557	2,422
Accrued liabilities	7,772	996	20,496
Other noncurrent assets and liabilities, net	(9,275)	625	(14,021)
Net cash provided by operating activities	76,198	21,597	22,448

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,261)	(29,762)	(15,349)
Net proceeds from disposal of assets	129	28	54
Net proceeds from sale of investments	469	-	-
Net cash provided by (used in) investing activities	(50,663)	(29,734)	(15,295)

Cash flows from financing activities:
Proceeds from revolving loans, net	9,996	12,075	14,224
Payments on long-term debt	(31,454)	(3,320)	(8,145)
Payment of financing costs	(375)	-	(550)
Payments of dividends	(534)	-	-
Net cash provided by (used in) financing activities	(22,367)	8,755	5,529
Net increase in cash	3,168	618	12,682
Cash at beginning of period	20,318	19,700	7,018
Cash at end of period	$23,486	$20,318	$19,700

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest, net of capitalized interest	$28,372	$10,747	$11,018
Income taxes	$-	$2,147	$-

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

Fiscal Year 2003

For the year ended October 31, 2003 and for several years prior, the Company reported recurring losses, primarily the result of the low treatment charges for concentrates processed by Doe Run Peru and low metal prices for metals sold by both the US and Peru operations, a condition exacerbated by the Company's significant interest costs prior to a debt restructuring in October 2002. During fiscal 2003, the Company’s liquidity continued to be affected by these factors. The Company failed to meet certain financial covenant requirements contained in its revolving credit agreements and a term note (the Term Note), which defaults continued into fiscal years 2004 and 2005. In addition, the Company had the environmental and litigation matters mentioned above. These issues combined raised substantial doubt about the Company's ability to continue as a going concern.

Doe Run Peru's fiscal year 2003 results of operations and liquidity were severely impacted by low treatment charges received by Doe Run Peru for processing raw materials resulting from a shortage in the global supply of concentrates. The effects of low metals prices also caused some of Doe Run Peru's suppliers of concentrates to suffer financial distress, which affected the availability of concentrate feed, which resulted in changes to concentrate mix and interruptions in delivery schedules adversely affecting Doe Run Peru's metal production and results of operations. Doe Run (US) was negatively impacted by the low metal prices, primarily lead.

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

On October 29, 2002, Doe Run and Renco signed a tax sharing agreement. See Note 13 for further discussion. The amounts paid under this agreement were $534 and $0 during the years ended October 31, 2005 and 2004, respectively, and was paid in the form of dividends. The amounts due under this agreement were $384 and $0, respectively for the years ending October 31, 2005 and 2004.

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

The Company’s operating leases relate primarily to operating equipment, office facilities and office equipment. The minimum rental commitments under noncancellable leases, with terms in excess of one year are as follows:

Fiscal year ending October 31:
2006	$8,068
2007	4,793
2008	3,046
2009	2,100
2010	1,849
Thereafter	10,900
$30,756

(6)  Valuation and Qualifying Accounts

	Year Ended October 31,
Allowance for doubtful accounts	2005	2004	2003
Balance at beginning of year	$1,576	$1,479	$1,160
Amounts charged to costs and expenses	265	144	458
Deductions - write-offs against allowance	(898)	(47)	(139)

Balance at end of year	$943	$1,576	$1,479

Allowance for inventory obsolescence
Balance at beginning of year	$5,146	$4,411	$5,157
Amounts charged to costs and expenses	1,319	1,254	905
Deductions - write-offs against allowance	(1,076)_	(519)	(1,651)

Balance at end of year	$5,389	$5,146	$4,411

Accrual for major maintenance
Balance at beginning of year	$1,648	$2,155	$3,061
Amounts charged to costs and expenses	575	317	477
Deductions - write-offs against allowance	(1,117)	(824)	(1,383)

Balance at end of year	$1,106	$1,648	$2,155

(7)  Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,
	2005	2004

Payroll, related taxes and employee benefits	$26,490	$23,531
Accrued pension benefit liability (see Note 14)	10,083	9,025
Fair value of derivatives	2,001	8,976
Reclamation and environmental (see Note 19)	10,496	5,444
Other	37,990	36,902

	$87,060	$83,878

(8)  Debt

Long-term debt consists of the following:

	October 31,
	2005	2004

Revolving credit facilities	$81,197	$71,201
11.75% secured notes due November 1, 2008 (face amount of $ 218,967 at	297,295	323,139
October 31, 2005 and 2004)
11.25% unsecured senior notes due March 15, 2005	-	5,750
11.25% secured senior notes due March 15, 2005, less unamortized
discount of $12 at October 31, 2004.	-	1,738
Term note, due June 16, 2006	8,000	15,500
Capital lease obligations	21	-
	386,513	417,328
Less current maturities	114,947	96,767

Long-term debt, less current maturities	$271,566	$320,561

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

There were two amendments to the Term Note since October 31, 2004, with the most recent “Fourth Amendment” dated January 17, 2006. The Fourth Amendment extended the maturity date to June 16, 2006, reaffirmed the waiver of a default and amended the repayment schedule. The loan matures on June 16, 2006 but requires minimum aggregate principal payments of $2,000 by February 13, 2006, $4,000 by March 13, 2006 and $6,000 by May 12, 2006, with earlier payments required if the cash availability exceeds prescribed limits before such dates. As a result of excess cash availability, in February, 2006 the Company paid $6 million in aggregate principle payments.

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

(11)  Accumulated Other Comprehensive Losses

Accumulated other comprehensive losses consist of the following:

	October 31,
	2005	2004

Minimum pension liability (see Note 14)	$41,507	$41,902
Unrealized loss on available-for-sale investments	-	37
Unrealized (gain) loss on derivative financial instruments (see Note 18)	-	97

Accumulated other comprehensive losses	$41,507	$42,036

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2005	2004
Deferred tax assets:
Trade accounts receivable	$787	$-
Inventories	12,378	7,865
Property, plant and equipment	9,721	6,565
Accrued liabilities	2,479	2,488
Tax loss carryforwards	14,178	27,344
Other noncurrent assets and liabilities	1,038	1,035
	40,581	45,297
Less valuation allowance	(29,034)	(38,720)
Total deferred tax assets	11,547	6,577

Deferred tax liabilities:
Property, plant and equipment	(11,547)	(6,577)
Total deferred tax liabilities	(11,547)	(6,577)
Net deferred tax assets	$-	$-

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

The Company uses a measurement date of October 31 for its pension benefit plans.

Net periodic pension expense is comprised of the following:

	Year ended October 31,
	2005	2004	2003

Service cost	$1,764	$2,122	$1,952
Interest cost on projected benefit obligation	6,530	6,450	5,742
Expected return on assets	(5,786)	(4,660)	(4,344)
Net amortization and deferral of unrecognized net
losses	4099	3,420	1,605
Curtailment loss	690	-	-

Net periodic pension expense	$7,297	$7,332	$4,955

The following assumptions were used in the determination of net periodic pension expense:

	Year ended October 31,
	2005	2004	2003

Discount rates	5.75%	6.25%	7.00%
Rate of increase in compensation levels	3.00%	3.00%	3.00%
Expected long-term rate of return on assets	8.50%	8.50%	9.00%

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

The following table sets forth the funded status of the Company’s defined benefit plan:

	October 31,
	2005	2004
Change in benefit obligation:
Beginning of year	$112,753	$102,298
Service cost	1,764	2,122
Interest cost	6,530	6,450
Actuarial loss	6,798	7,804
Curtailments	(8,849)	-
Benefits paid	(6,273)	(5,921)
End of year (1)	$112,723	$112,753
(1) Includes accumulated benefit obligation related to the SERP plan of $5,244 and $4,149, respectively.

The following assumptions were used to determine benefit:
Obligations, at the end of the year	2005	2004
Discount rate	5.75%	5.75%
Rate of compensation increase	N/A	3.00%

Change in plan assets:
Beginning of year at fair value	$66,380	$54,849
Actual return on plan assets	5,334	4,449
Employer contributions	9,040	13,003
Benefits paid	(6,274)	(5,921)
End of year at fair value	$74,480	$66,380

The target allocation for 2006, by asset category and the asset allocation for Doe Run’s U.S. pension plan at October 31, 2005 and 2004 follows.

	Percentage of Plan Assets at October 31,
Asset Category:	Target Allocation	2005	2004
Equity securities	60.0%	59.9%	59.1%
Fixed income	40.0%	37.0%	38.3%
Cash equivalents	0.0%	3.1%	2.6%
Total	100.0%	100.0%	100.0%

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

Reconciliation of funded status:	October 31,
Projected benefit obligation in excess of	2005	2004
plan assets	$(38,243)	$(46,373)
Unamortized net transition asset (liability)	(136)	427
Unrecognized actuarial loss	41,644	47,353
Unrecognized prior service cost	-	116
Net amount recognized	$3,265	$1,523

Amounts recognized in the balance sheet:
Intangible asset	$-	$938
Accrued benefit liability - current	(10,082)	(9,025)
Accrued benefit liability - noncurrent	(28,160)	(32,292)
Accumulated other comprehensive income	41,507	41,902
Net asset (liability) at end of year	$3,265	$1,523

Information regarding the expected cash flows for the pension plans is as follows:

Pension Benefits
Employer Contributions
2006 (expected)	$10,082
Expected Benefit Payments
2006	$6,600
2007	$6,700
2008	$6,900
2009	$7,000
2010	$7,300
2011-2015	$38,500

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

On February 3, 2006, the PBGC notified another member of the controlled group of its intention to seek a PBGC Termination of that member’s plan. On the same day, the PBGC filed a complaint in the US District Court seeking to terminate the plan as of February 3, 2006 and for the appointment of the PBGC as the plan's Trustee under ERISA. An agreement in principal has been reached whereby sponsorship of the member’s plan would be transferred to Renco and upon the agreement being finalized, the PBGC would withdraw its compliant and PBGC termination. In any event Renco has assured the Company that these actions will not have an impact on the Company's financial condition.

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

The Company uses a measurement date of October 31 for its postretirement benefit plans.

Net periodic postretirement benefit cost includes the following components:

	Year ended October 31,
	2005	2004	2003

Service cost	$81	$87	$48
Interest cost	509	571	619
Amortization of gains	(127)	(153)	(164)
Amortization of unrecognized prior service cost	19	19	19

Net periodic postretirement benefit cost	$482	$524	$522

The following assumptions were used in the determination of net periodic postretirement benefit cost:

	Year ended October 31,
	2005	2004	2003
Discount rates	5.75%	6.25%	7.00%

The postretirement benefit plans are unfunded. The following illustrates the Company’s postretirement benefit obligation:

	October 31,
	2005	2004
Change in benefit obligation:
Beginning of year	$9,186	$9,549
Service cost	81	87
Interest cost	509	571
Actuarial loss	1,721	232
Benefits paid	(937)	(1,253)
End of year	$10,560	$9,186

The following assumptions were used to determine benefit	October 31,
obligations at:	2005	2004

Discount rate	5.75%	5.75%
Trend rate	9.00%	9.00%

	October 31,
Reconciliation of funded status:	2005	2004
Projected benefit obligation in excess of plan assets	$(10,560)	$(9,186)
Unrecognized prior service cost	136	155
Unrecognized actuarial gain	(954)	(2,803)
Accrued postretirement benefit cost	$(11,378)	$(11,834)

Current portion	$(1,200)	$(1,300)
Noncurrent portion	$(10,178)	$(10,534)

Information regarding the expected cash flows for the other postretirement benefit plans is as follows:

Postretirement Benefits
Employer Contributions
2006 (expected)	$1,200
Expected Benefit Payments
2006	$1,200
2007	$1,200
2008	$1,000
2009	$1,000
2010	$900
2011-2015	$3,800

The following table provides information regarding the assumed health care cost trend rates at October 31:

	October 31,
	2005	2004
Health care cost trend rate	9.00%	9.00%
Ultimate trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2010	2009

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	Effect of	Effect of
	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$474	$(437)
Net periodic postretirement benefit cost	$27	$(25)

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

Operating Segments - Revenues	Year Ended October 31,
	2005	2004	2003
Revenues from external customers:
Doe Run Peru	$641,252	$564,189	$436,273
Primary lead	268,678	221,613	164,324
Recycling operation	84,945	76,979	67,453
Fabricated products	14,203	12,658	14,866
Total	1,009,078	875,439	682,916
Revenues from other operating segments: (1)
Doe Run Peru	9,588	2,996	707
Primary lead	1,500	1,425	1,035
Recycling operation	275	327	655
Total	11,363	4,748	2,397
Total reportable segments	1,020,441	880,187	685,313
Metal sales not attributed to operating segments	29,502	4,257	911
Realized gains (losses) on derivative contracts	(9,140)	(11,626)	1,609
Other revenues (expenses)	-	(2)	(54)
Intersegment eliminations	(11,363)	(4,748)	(2,397)
Total revenues	$1,029,440	$868,068	$685,382

(1)
Transactions between segments consist of metal sales recorded based on sales contracts that are negotiated between segments on terms that management feels are similar to those that would be negotiated between unrelated parties.

Revenues by Country (2)	Year Ended October 31,
	2005	2004	2003

United States	$552,182	$383,489	$397,776
Brazil	92,989	79,355	56,994
Peru	72,859	69,058	39,655
Taiwan	54,065	44,669	15,013
Japan	46,329	99,821	57,034
China	41,472	24,408	-
Other	169,544	167,268	118,910
Total revenues	$1,029,440	$868,068	$685,382

(2)	Revenues are attributed to countries based on destination of shipments.

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

Operating Segments -Adjusted EBITDA (Earnings before interest, taxes, depletion, depreciation, accretion and	Year Ended October 31,
amortization)	2005	2004	2003

Primary lead	$69,420	$55,397	$12,281
Doe Run Peru	32,005	22,528	3,798
Recycling operation	14,784	15,857	12,413
Fabricated products	2,199	1,452	731
Total reportable segments	118,408	95,234	29,223
Realized gains (losses) on derivatives	(9,140)	(11,626)	1,609
Other revenues and (expenses)(3)	(11,080)	(13,572)	(1,835)
Corporate selling, general and administrative expenses	(27,417)	(21,594)	(15,584)
Intersegment eliminations	20	(21)	(14)
Consolidated adjusted EBITDA	70,791	48,421	13,399
Depreciation, depletion and amortization	(24,170)	(25,322)	(30,407)
Interest income	141	19	29
Interest expense	(10,010)	(13,289)	(13,270)
Unrealized gain (loss) on derivatives	4,876	(231)	(7,220)
Losses from impairment and disposal of long-lived assets	(2,978)	(3,591)	(1,409)
Asset retirement obligation accretion expense	(1,497)	(1,754)	(1,530)
Gain (Loss) on retirement/restructure of long-term debt	9,233	-	(550)
Income (loss) before income taxes and cumulative effect of change in accounting principle	$46,386	$4,253	$(40,958)

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

Operating Segments - Total Assets	October 31,
	2005	2004

Doe Run Peru	$292,716	$251,764
Primary lead	91,517	97,745
Recycling operation	37,499	34,752
Fabricated products	4,369	4,367
Total reportable segments	426,101	388,628
Unallocated corporate assets (4)	227,255	210,731
Intersegment eliminations	(158,581)	(141,940)
Total assets	$494,775	$457,419

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

The Company’s open derivative financial instruments at October 31, 2005 were:

Sold (Purchased) Futures Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price		Fair Value	Period

Lead	20,145 tons	$750.39/ton	$	$ (2,803,955)	Nov. 05 to Jan.06
	(9,673) tons	$786.29/ton		1,073,453	Nov. 05 to Dec. 05
Copper	1,302 tons	$2,577.07/ton		(1,296,940)	Nov. 05 to Jan. 06
	(350) tons	$3,470.86/ton		52,900	Dec. 05
Zinc	827 tons	$1,305.44/ton		(18,570)	Nov. 05 to Jan. 06
	(138) tons	$1,374.99/ton		12,139	Nov. 05
Silver	987,300 oz.	$6.83/oz.		(209,601)	Nov. 05 to Dec. 06

Sold (Purchased) Call Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Lead	13,228 tons	$929.87/ton to $938.84/ton	$(351,790)	Jan. 06 to Jun. 06
Silver	120,670 oz.	$5.47/oz.	(175,124)	Jan. 06
Crude Oil	100,000 barrels	$70.00/barrel	359,750	Feb. 06 to Dec. 06

Sold (Purchased) Put Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Lead	49,604 tons	$725.75/ton to $802.86/ton	$1,356,576	Jan. 06 to Jun. 06

The Company’s open derivative financial instruments at October 31, 2004 were:

Sold (Purchased) Futures Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period

Lead	66,965 tons	$618.86/ton	$(13,325,766)	Nov. 04 to Apr. 05
	(65,808) tons	$698.76/ton	7,831,684	Nov. 04 to Feb. 05
Lead - cash flow hedges	4,960 tons	$768.28/ton	(113,250)	Jan. 05 to Mar. 05
	(551) tons	$762.94/ton	16,000	Feb. 05
Copper	3,580 tons	$2,269.54/ton	(1,311,261)	Nov. 04 to Aug. 05
	(3,031) tons	$2,450.01/ton	693,575	Nov. 04 to Dec. 04
Zinc	4,905 tons	$816.33/ton	(680,388)	Nov. 04
	(5,016) tons	$948.78/ton	31,375	Nov. 04
Silver	850,175 oz.	$5.26/oz.	(1,191,098)	Nov. 04
	(987,300) oz.	$5.56/oz.	1,088,910	Nov. 04
Gold	6,472 oz.	$264.36/oz.	(792,370)	Nov. 04
	(6,198) oz.	$299.91/oz.	538,445	Nov. 04

Sold (Purchased) Call Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Lead	12,125 tons	$521.63/ton to $952.54/ton	$(1,389,883)	Nov. 04 to Feb.05
	(1,653) tons	$816.47/ton	27,313	Nov. 04
Copper	1,100 tons	$2,500.00/ton	(262,086)	Feb. 05
	(1,102) tons	$2,608.16/ton to $2,948.35/ton	74,097	Dec. 04
Zinc	(1,653) tons	$997.90/ton	28,150	Dec. 04
Silver	416,860 oz.	$5.47/oz. to $7.06/oz.	(479,378)	Dec. 04 to Mar. 05
	(54,850) oz.	$7.06/oz.	10,889	Dec. 04

Sold (Purchased) Put Option Contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price Range	Fair Value	Period

Copper	(1,764) tons	$2,512.90/ton	$204,748	Jan. 05 to Apr.05
Silver	(164,550) oz.	$6.20/oz.	23,880	Dec. 04

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

The amount of awards in the various categories of lawsuits referenced above represent total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

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

On July 11, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli - La Oroya Provincial City Hall in order to dismiss a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

Condensed Consolidating Balance Sheet
As of October 31, 2005

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$8,916	$-	$1	$14,569	$-	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	-	2,202	31,637	(4,553)	85,740
Inventories	35,613	-	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	-	59	16,191	-	20,814
Due from subsidiaries	151,617	2,037	-	-	(153,654)	-
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	-	253,263
Due from subsidiaries	14,057	-	-	-	(14,057)	-
Other noncurrent assets, net	5,775	-	63	-	-	5,838
Investment in subsidiaries	6,708	-	-	-	(6,708)	-
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$-	$-	$39,821	$-	$114,947
Accounts payable	29,007	-	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	-	468	31,200	-	87,060
Due to parent/subsidiaries	2,037	-	8,554	143,063	(153,654)	-
Total current liabilities	161,562	-	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	-	-	-	-	271,566
Due to parent	-	-	-	14,057	(14,057)	-
Other noncurrent liabilities	64,590	-	281	3,466	-	68,337
Total liabilities	497,718	-	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	-	-	-	-	28,495

Shareholders' equity (deficit):
Common stock, $0.10 par value per share, 1,667 shares authorized,
1,000 shares issued and outstanding	-	-	-	-	-	-
Common stock, $1 par value per share, 1,000 shares authorized,
issued and outstanding	-	-	1	-	(1)	-
Common stock, $1 par value per share, 2,005,000 shares authorized,
issued and outstanding	-	-	-	2,005	(2,005)	-
Additional paid in capital	-	23,305	1,205	-	(24,510)	-
Accumulated preferred stock dividends in excess of paid in capital	(3,257)	-	-	-	-	(3,257)
Accumulated deficit and accumulated other
comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders' equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders' equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Balance Sheet
As of October 31, 2004

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$13,412	$-	$1	$6,905	$-	$20,318
Trade accounts receivable, net of allowance for doubtful accounts	42,269	-	1,942	22,217	(2,209)	64,219
Inventories	36,359	-	1,130	65,876	(56)	103,309
Prepaid expenses and other current assets	19,898	-	59	15,901	-	35,858
Due from subsidiaries	11,998	1,162	-	-	(13,160)	-
Total current assets	123,936	1,162	3,132	110,899	(15,425)	223,704

Property, plant and equipment, net	72,716	14,739	1,442	140,743	-	229,640
Due from subsidiaries	156,495	-	-	-	(156,495)	-
Other noncurrent assets, net	3,890	-	63	122	-	4,075
Investment in subsidiaries	(12,647)	-	-	-	12,647	-
Total assets	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$57,367	$-	$-	$39,400	$-	$96,767
Accounts payable	23,310	-	662	44,092	(2,209)	65,855
Accrued liabilities	55,625	-	1,054	27,199	-	83,878
Due to parent/subsidiaries	1,162	-	7,998	143,063	(152,223)	-
Total current liabilities	137,464	-	9,714	253,754	(154,432)	246,500

Long-term debt, less current maturities	320,561	-	-	-	-	320,561
Due to parent	-	-	-	17,432	(17,432)	-
Other noncurrent liabilities	71,772	-	533	3,460	-	75,765
Total liabilities	529,797	-	10,247	274,646	(171,864)	642,826

Series A redeemable preferred stock	25,329	-	-	-	-	25,329

Shareholders' equity (deficit):
Common stock, $0.10 par value per share, 1,667 shares authorized,
1,000 shares issued and outstanding	-	-	-	-	-	-
Common stock, $1 par value per share, 1,000 shares authorized,
issued and outstanding	-	-	1	-	(1)	-
Common stock, $1 par value per share, 2,005,000 shares authorized,
issued and outstanding	-	-	-	2,005	(2,005)	-
Additional paid in capital	-	19,348	1,205	-	(20,553)	-
Accumulated preferred stock dividends in excess of paid in capital	(91)	-	-	-	-	(91)
Accumulated deficit and accumulated other
comprehensive losses	(210,645)	(3,447)	(6,816)	(24,887)	35,150	(210,645)
Total shareholders' equity (deficit)	(210,736)	15,901	(5,610)	(22,882)	12,591	(210,736)
Total liabilities and shareholders' equity (deficit)	$344,390	$15,901	$4,637	$251,764	$(159,273)	$457,419

Condensed Consolidating Statement of Operations
Year Ended October 31, 2005

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$375,760	$-	$14,203	$650,840	$(11,363)	$1,029,440
Costs and expenses:
Cost of sales	310,540	-	10,626	601,949	(11,383)	911,732
Depletion, depreciation and amortization	8,906	2,613	417	12,234	-	24,170
Selling, general and administrative	26,743	-	2,062	17,291	-	46,096
Unrealized (gain) loss on derivatives	(5,379)	-	-	503	-	(4,876)
Other	5,183	-	152	627	-	5,962
Total costs and expenses	345,993	2,613	13,257	632,604	(11,383)	983,084

Income (loss) from operations	29,767	(2,613)	946	18,236	20	46,356

Other income (expense):
Interest income (expense), net	(7,428)	-	(592)	(1,849)	-	(9,869)
Gain on restucture of long term debt	9,233	-	-	-	-	9,233
Other, net	(707)	875	9	489	-	666
Equity in earnings of subsidiaries	15,521	-	-	-	(15,521)	-
Total other income (expense)	16,619	875	(583)	(1,360)	(15,521)	30

Income (loss) before income tax benefit	46,386	(1,738)	363	16,876	(15,501)	46,386
Income tax benefit	-	-	-	-	-	-
Net income (loss)	46,386	(1,738)	363	16,876	(15,501)	46,386
Preferred stock dividends	(3,166)	-	-	-	-	(3,166)

Net income (loss) allocable to common shares	$43,220	$(1,738)	$363	$16,876	$(15,501)	$43,220

Condensed Consolidating Statement of Operations
Year Ended October 31, 2004

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$300,811	$-	$12,658	$567,185	$(12,586)	$868,068
Costs and expenses:
Cost of sales	246,664	-	9,849	531,195	(4,727)	782,981
Depletion, depreciation and amortization	9,647	2,859	844	11,972	-	25,322
Selling, general and administrative	21,026	-	1,937	20,657	(7,838)	35,782
Unrealized (gain) loss on derivatives	237	-	-	(6)	-	231
Other	5,577	29	(1)	164	-	5,769
Total costs and expenses	283,151	2,888	12,629	563,982	(12,565)	850,085

Income (loss) from operations	17,660	(2,888)	29	3,203	(21)	17,983

Other income (expense):
Interest expense, net	(10,422)	-	(689)	(2,159)	-	(13,270)
Other, net	(558)	820	12	(734)	-	(460)
Equity in earnings of subsidiaries	(2,427)	-	-	-	2,427	-
Total other income (expense)	(13,407)	820	(677)	(2,893)	2,427	(13,730)

Income (loss) before income tax benefit	4,253	(2,068)	(648)	310	2,406	4,253
Income tax benefit	(661)	-	-	-	-	(661)
Net income (loss)	4,914	(2,068)	(648)	310	2,406	4,914
Preferred stock dividends	(2,815)	-	-	-	-	(2,815)

Net income (loss) allocable to common shares	$2,099	$(2,068)	$(648)	$310	$2,406	$2,099

Condensed Consolidating Statement of Operations
Year Ended October 31, 2003

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$245,483	$-	$14,866	$436,980	$(11,947)	$685,382
Costs and expenses:
Cost of sales	212,013	-	12,608	421,655	(2,383)	643,893
Depletion, depreciation and amortization	15,435	1,721	1,442	11,809	-	30,407
Selling, general and administrative	15,146	-	1,843	20,927	(9,550)	28,366
Unrealized loss on derivatives	7,162	-	-	58	-	7,220
Other	2,312	29	58	88	-	2,487
Total costs and expenses	252,068	1,750	15,951	454,537	(11,933)	712,373

Loss from operations	(6,585)	(1,750)	(1,085)	(17,557)	(14)	(26,991)

Other income (expense):
Interest expense, net	(10,079)	-	(619)	(2,543)	-	(13,241)
Loss on retirement/restructure of long term debt	(550)	-	-	-	-	(550)
Other, net	(116)	371	(123)	(308)	-	(176)
Equity in earnings of subsidiaries	(23,720)	-	-	-	23,720	-
Total other income (expense)	(34,465)	371	(742)	(2,851)	23,720	(13,967)

Income (loss) before income tax expense	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Income tax expense	-	-	-	-	-	-
Income (loss) before cumulative effect of
change in accounting principle	(41,050)	(1,379)	(1,827)	(20,408)	23,706	(40,958)
Cumulative effect of change in accounting
principle, net of income tax benefit	(3,848)	-	-	(92)	-	(3,940)
Net income (loss)	(44,898)	(1,379)	(1,827)	(20,500)	23,706	(44,898)
Preferred stock dividends	(2,514)	-	-	-	-	(2,514)

Net income (loss) allocable to common shares	$(47,412)	$(1,379)	$(1,827)	$(20,500)	$23,706	$(47,412)

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2005

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$51,991	$(2,037)	$(294)	$44,624	$(18,086)	$76,198

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,076)	-	(140)	(34,045)	-	(51,261)
Net proceeds from disposal of assets	42	-	1	86	-	129
Net proceeds from sale of investments	469	-	-	-	-	469
Investment in subsidiaries	(18,086)	-	-	-	18,086	-

Net cash provided by (used in) investing activities	(34,651)	-	(139)	(33,959)	18,086	(50,663)

Cash flows from financing activities:
Proceeds from revolving loans, net	9,596	-	-	400	-	9,996
Payments on long-term debt	(31,428)	-	-	(26)	-	(31,454)
Payment of financing costs	(375)	-	-	-	-	(375)
Payments of dividends	(534)	-	-	-	-	(534)
Due to/due from parent/subsidiaries	905	2,037	433	(3,375)	-	-

Net cash provided by (used in) financing activities	(21,836)	2,037	433	(3,001)	-	(22,367)

Net increase (decrease) in cash	(4,496)	-	-	7,664	-	3,168
Cash at beginning of period	13,412	-	1	6,905	-	20,318
Cash at end of period	$8,916	$-	$1	$14,569	$-	$23,486

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2004

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$16,640	$(1,162)	$(393)	$4,939	$1,573	$21,597

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,699)	-	-	(19,063)	-	(29,762)
Net proceeds from disposal of assets	28	-	-	-	-	28
Investment in subsidiaries	1,573	-	-	-	(1,573)	-

Net cash used in investing activities	(9,098)	-	-	(19,063)	(1,573)	(29,734)

Cash flows from financing activities:
Proceeds from revolving loans, net	8,675	-	-	3,400	-	12,075
Payments on long-term debt	(1,761)	-	-	(1,559)	-	(3,320)
Due to/due from parent/subsidiaries	(3,950)	1,162	394	2,394	-	-

Net cash provided by financing activities	2,964	1,162	394	4,235	-	8,755

Net increase (decrease) in cash	10,506	-	1	(9,889)	-	618
Cash at beginning of period	2,906	-	-	16,794	-	19,700
Cash at end of period	$13,412	$-	$1	$6,905	$-	$20,318

Condensed Consolidating Statement of Cash Flows
Year Ended October 31, 2003

	The Company
	Excluding		Doe Run
	Guarantor	Domestic	Cayman and		The
	Subsidiaries	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$(16,982)	$1,825	$15,703	$21,902	$22,448

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,061)	(5)	(9,283)	-	(15,349)
Net proceeds from (expenses of) disposal of assets	54	-	-	-	54
Investment in subsidiaries	21,902	-	-	(21,902)	-

Net cash provided by (used in) investing activities	15,895	(5)	(9,283)	(21,902)	(15,295)

Cash flows from financing activities:
Proceeds from (payments of) revolving loans, net	14,924	-	(700)	-	14,224
Payments on long-term debt	(3,735)	-	(4,410)	-	(8,145)
Payment of financing costs	(550)	-	-	-	(550)
Due to/due from parent/subsidiaries	(6,646)	(1,820)	8,466	-	-

Net cash provided by (used in) financing activities	3,993	(1,820)	3,356	-	5,529

Net increase in cash	2,906	-	9,776	-	12,682
Cash at beginning of period	-	-	7,018	-	7,018
Cash at end of period	$2,906	$-	$16,794	$-	$19,700

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Del Bosque, Roncal,
D’Angelo y Asociados
Sociedad Civil
Firma Miembro de Horwath International
Auditores y Consultores de Empresas
Donatello 206 - San Borja
Lima 41, Peru
Telefono (1) 476 6944
Fax  (1) 476 7783
E-mail  drd-asoc@horwathperu.com

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
Raúl D’Angelo A.
Peruvian Public Accountant
Registration No. 2896

KPMG
Caipo y Asociados
Av Javier Prado Oeste 203 San Isidro
Lima 27, Peru
Telefono 51 (1) 611 3000
Fax  51 (1) 421 6943
Internet  www.pc.kpmg.com

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

Lima, Peru

February 4, 2004

Countersigned by:

/s/ Juan Jose Cordova
Juan José Córdova (Partner)
Peruvian Public Accountant
Registration Nº 18869

DOE RUN PERU S.R.L.
Balance Sheets
(U.S. dollars in thousands, except share data)

	October 31,
	2005	2004
ASSETS

Current assets:
Cash	$14,569	$6,905
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $838 at October 31, 2005 and 2004	31,637	22,217
Inventories	68,756	65,876
Prepaid expenses and other current assets	16,191	15,901

Total current assets	131,153	110,899

Property, plant and equipment, net	161,563	140,743
Other non current assets, net	-	122

Total assets	$292,716	$251,764

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Current maturities of long-term debt	$39,821	$39,400
Accounts payable	67,115	44,092
Accrued liabilities	31,200	27,199
Due to related parties	143,063	143,063

Total current liabilities	281,199	253,754

Due to parent company and related parties	14,057	17,432

Other non current liabilities	3,466	3,460

Total liabilities	298,722	274,646

Shareholders’ deficit:
Capital stock, $ 0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Accumulated deficit	(8,011)	(24,887)

Total shareholders’ deficit	(6,006)	(22,882)

Total liabilities and shareholders’ deficit	$292,716	$251,764

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Statements of Operations
(U.S. dollars in thousands)

	Year ended October 31,
	2005	2004	2003

Net sales	$650,840	$567,185	$436,980

Costs and expenses:
Costs of sales	601,949	531,195	421,655
Depreciation	12,234	11,972	11,809
Fees and commissions to related parties	-	7,838	9,550
Selling, general and administrative expenses	17,291	12,819	11,377
Exploration	84	133	-
Losses from impairment/disposal of long-lived assets	543	31	88
Unrealized (gain) loss on derivatives	503	(6)	58

Total costs and expenses	632,604	563,982	454,537

Income (loss) from operations	18,236	3,203	(17,557)

Other income (expense):
Interest expense	(1,955)	(2,176)	(2,564)
Interest income	106	17	21
Exchange gain (loss)	241	(471)	(157)
Other, net	248	(263)	(151)

	(1,360)	(2,893)	(2,851)

Income (loss) before cumulative effect of change in accounting principle	16,876	310	(20,408)

Cumulative effect of change in accounting principle, net of income tax benefit	-	-	(92)

Net income (loss)	$16,876	$310	$(20,500)

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Statements of Changes in Shareholders’ Equity (Deficit)
For the Years Ended October 31, 2005, 2004 and 2003
(U.S. dollars in thousands)

	Capital Stock	Accumulated Deficit	Total

Balance as of October 31, 2002	$2,005	$(4,697)	$(2,692)
Net loss	-	(20,500)	(20,500)

Balance as of October 31, 2003	2,005	(25,197)	(23,192)
Net income	-	310	310

Balance as of October 31, 2004	2,005	(24,887)	(22,882)
Net income	-	16,876	16,876

Balance as of October 31, 2005	$2,005	$(8,011)	$(6,006)

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Statements of Cash Flows
(U.S. dollars in thousands)

	Year ended October 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$16,876	$310	$(20,500)
Cumulative effect of change in accounting principle	-	-	92
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	12,234	11,972	11,809
Amortization of deferred financing fees	122	133	133
Unrealized (gain) loss on derivatives	503	(6)	58
Losses from impairment and disposal of long-lived assets	543	31	88
Increase (decrease) resulting from changes in:
Trade accounts receivable	(9,420)	(5,235)	8,279
Inventories	(2,465)	(11,795)	5,130
Prepaid expenses and other current assets	(290)	(7,548)	3,402
Accounts payable	23,023	12,667	4,636
Accrued liabilities	3,498	4,187	2,418
Other non-current assets and liabilities	-	223	158

Net cash provided by operating activities	44,624	4,939	15,703

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,045)	(19,063)	(9,283)
Proceeds from sale of assets	86	-	-

Net cash used in investing activities	(33,959)	(19,063)	(9,283)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	400	3,400	(700)
Payments on long term debt	(26)	(1,559)	(4,410)
Increase (decrease) in amount due to related parties	(3,375)	2,394	8,466

Net cash provided by (used in) financing activities	(3,001)	4,235	3,356

Net increase (decrease) in cash	7,664	(9,889)	9,776

Cash at beginning of year	6,905	16,794	7,018

Cash at end of year	$14,569	$6,905	$16,794

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,783	$2,071	$2,393

Peruvian income tax	$-	$-	$-

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

Assets and liabilities denominated in Peruvian nuevos soles (S/) are as follows:

	October 31,
	2005	2004	2003
Assets:
Cash	S/ 13,557	S/ 221	S/ 10,463
Prepaid expenses and other current assets	3,404	3,213	5,533

	16,961	3,434	15,996

Liabilities:
Accounts payable	6,794	3,207	5,567
Accrued liabilities	41,362	37,915	37,176

	48,156	41,122	42,743

Net position	S/ (31,195)	S/ (37,688)	S/ (26,747)

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

(7)  Property, Plant and Equipment, Net

Property, plant and equipment consists of the following:

	Average Annual
	Depreciation	October 31,
	Rate	2005	2004
Cost:
Land	-	$5,847	$5,847
Buildings and improvements	5% and 10%	41,051	35,966
Machinery and equipment	6.67%	104,957	105,317
Transportation units	33.33%	4,176	4,147
Other equipment	10% and 20%	21,477	20,328
Construction in progress	-	63,911	37,252

		241,419	208,857
Less accumulated depreciation		79,856	68,114

		$161,563	$140,743

The implementation of Statement No. 143 resulted in changes to the estimates of expected cash flows related to asset retirement obligations resulted in an additional decrease to plant, property and equipment of $0, $0, and $600 as of October 31, 2005, 2004 and 2003, respectively. See additional disclosures related to Statement No. 143 in Note 12.

(8)  Accrued Liabilities

Accrued liabilities consist of the following:
	October 31,
	2005	2004

Salaries, wages and employee benefits	$11,228	$10,513
Accounts payable to contractors	7,061	5,983
Income taxes payable	1,601	1,601
Due to power company	3,863	4,415
Other accrued liabilities	7,447	4,687

	$31,200	$27,199

(9)  Debt

Long-term debt consists of the following:
	October 31,
	2005	2004

Revolving credit facility	$39,800	$39,400
Capital leases	21	-

	39,821	39,400
Less current maturities	39,821	39,400

Long-term debt, less current maturities	$-	$-000

There is a long-term portion of the capital lease in the amount of $6 which is included in “Other non current liabilities” on the Balance Sheet.

The revolving credit facility (the Doe Run Peru Revolving Credit Facility) allows Doe Run Peru to borrow up to $40,000 for working capital, with a limit on letters of credit of $5,000 and expire on November 23, 2005. The Doe Run Peru Revolving Credit Facility bears interest at LIBOR (1-month, 3-month or 6-month rate, depending on the term of the loan) plus 3.5% per annum for an effective rate of 7.59% at October 31, 2005. An unused line fee of 0.375% per annum on the average unused portion of the line is payable quarterly, in arrears. The Doe Run Peru Revolving Credit Facility is secured by accounts receivable and inventories. Availability of loans under the facility is limited to a percentage of Doe Run Peru’s eligible accounts receivable and eligible inventories, less any outstanding loans and letters of credit. Revolving loans outstanding under the Doe Run Peru Revolving Credit Facility were $39,800 and $39,400 at October 31, 2005 and 2004, respectively. The availability was approximately $200 and $60 at October 31, 2005 and 2004, respectively.

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

Peruvian income tax expense (benefit) differed from the amount computed by applying the statutory income tax rate of 30% to income before income tax expense (benefit) as a result of the following:

	Year ended October 31,
	2005	2004	2003

Income tax expense at statutory rate	$5,063	$93	$(6,122)
Increase (reduction) in income tax expense
Resulting from:
Change in valuation allowance	(9,686)	(1,287)	5,473
Other, net	4,623	1,194	649

	$-	$-	$-

Deferred Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	October 31,
	2005	2004

Deferred tax assets:
Trade accounts receivable	$787	$-
Inventories	12,378	7,865
Property, plant and equipment	9,721	6,565
Accrued liabilities	2,479	2,488
Tax loss carryforwards	14,178	27,344
Other noncurrent assets and liabilities	1,038	1,035

	40,581	45,297
Less valuation allowance	(29,034)	(38,720)

Total deferred tax assets	11,547	6,577

Deferred tax liabilities:
Property, plant and equipment	(11,547)	(6,577)

Total deferred tax liabilities	(11,547)	(6,577)

Net deferred tax assets	$-	$-

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

Activity related to Doe Run Peru’s AROs for the years ended October 31, 2005 and 2004 are as follows:

	October 31,
	2005	2004

AROs as of beginning of year	$1,866	$1,643

Accretion expense	-	223

AROs as of end of year	$1,866	$1,866

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

The amount of awards in the various categories of lawsuits referenced above represent total judgments issued by the relevant courts. For certain of these lawsuits, Centromin will pay a portion of the total award.

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

On July 11, 2003, Doe Run Peru filed an administrative lawsuit against the Yauli - La Oroya Provincial City Hall in order to dismiss a number of fines for the amount of $2,800. Doe Run Peru was fined for not having the Construction Licenses for the PAMA projects.

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

The Company’s open derivative positions as of October 31, 2005 were:

Sold / (Purchased) futures contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Copper	1,302 tons	$2,577.07/ton	($1,296,940)	Nov 05 - Jan 06
	(350) tons	$3,470.86/ton	$52,900	Dec 05
Silver	987,300 oz	$6.83/oz	($209,601)	Nov 05 - Dec 06

Sold / (Purchased) call option contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair Value	Period
Silver	120,670 oz	$5.47/oz	($175,124)	Jan 06
Crude Oil	100,000 barrel	$70.00/barrel	359,750	Feb 06- Dec 06

The Company’s open derivative positions as of October 31, 2004 were:

Sold / (Purchased) futures contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Weighted Average Price	Fair Value	Period
Copper	1,102 tons	$2,400.41/ton	($148,421)	Nov 04 - Aug 05
Silver	850,175 oz	$5.26/oz	($1,191,098)	Nov 04
	(987,300) oz	$5.56/oz	$1,088,910	Nov 04
Gold	6,472 oz	$264.36/oz	($792,370)	Nov 04
	(6,198) oz	$299.91/oz	$538,445	Nov 04

Sold / (Purchased) call option contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair Value	Period
Silver	416,860 oz	$5.47 - $7.06/oz	($479,378)	Dec 04 - Mar 05
	(54,850) oz	$7.06/oz	$10,889	Dec 04

Sold / (Purchased) put option contracts (tons, ounces and dollar amounts not in thousands)

Metal	Quantity	Price range	Fair Value	Period
Copper	(1,764) tons	$2,512.90/ton	$204,748	Jan 05 - Apr 05

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

As discussed in Note 10 Doe Run Peru has received income tax assessments from SUNAT for the tax years 1998 through 2001, the assessed amount consisting of additional income taxes due, penalties and interest as of October 31, 2005, totals approximately $109,030. Doe Run Peru has also received VAT assessments for tax years 1999 through 2001 and for the period from January through July 2004, the total assessment was approximately $43,489, SUNAT offset the amount assessed for 2004 of approximately $2,300 against Doe Run Peru’s VAT receivable balance from July 2004. Future VAT reimbursements cannot be used to offset the assessment by SUNAT. The Company discontinued use of the holding certificates for exports in June 2004. As discussed in Note 9, if Doe Run Peru is not successful with its administrative appeal of the tax assessment, the lender can, at its discretion, require that the amount of the assessment reduce net worth which would affect Doe Run Peru’s ability to comply with the net worth requirement. In addition, the Company estimates that the effect of similar assessments for periods not yet assessed would be approximately $32,000 and $20,166 for the income tax and VAT matters, respectively. Furthermore, Doe Run Peru would also be required to make additional workers’ profit sharing payments equal to 8% of the increase in taxable income generated by the changes discussed above, or approximately $11,700 for calendar years 1998 through 2005.
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

THE DOE RUN RESOURCES CORPORATION (Registrant)

By:	/s/ A. Bruce Neil
A. Bruce Neil Chief Executive Officer

October 19, 2006
(Date)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.