Form 10-Q/A
period 2006-01-31
DOE RUN RESOURCES CORP
filed 2006-10-20
CIK 1061112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)
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

Number of shares outstanding of each of the issuer’s classes of common stock, as of October 19, 2006:

Common stock, $.10 par value 1,000 shares

EXPLANATORY NOTE

The Doe Run Resources Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Form 10-Q for the fiscal quarter ended January 31, 2006, as filed with the Securities and Exchange Commission on April 28, 2006 (the “Original Filing”), for the purpose of revising its disclosure of gross margin on sales under subheading “Results of Operations - The 2006 First Quarter Compared to the 2005 First Quarter” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect all costs of sales, including depreciation, depletion and amortization amounts attributable to cost of sales.

This Amended Filing also revises the Condensed Consolidated Statements of Cash Flows in “Item 1. Financial Statements” to reflect certain individual changes in the Company’s assets and liabilities.

Additionally, this Amended Filing clarifies the disclosure under “Item 4. Controls and Procedures” by stating that the Company’s disclosure controls and procedures were effective as of the date of the Company’s evaluation.

Finally, this Amended Filing corrects certain typographical errors in the Original Filing.

Except as described above, no other changes have been made to the Original Filing and this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing. This Amended Filing continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this Amended Filing to speak to any later date.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)

	January 31,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$29,460	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	104,751	85,740
Inventories	138,217	105,634
Prepaid expenses and other current assets	26,516	20,814
Total current assets	298,944	235,674
Property, plant and equipment, net	260,506	253,263
Other noncurrent assets, net	8,779	5,838
Total assets	$568,229	$494,775

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$132,704	$114,947
Accounts payable	128,926	92,275
Accrued liabilities	79,721	87,060
Total current liabilities	341,351	294,282

Long-term debt, less current maturities	271,566	271,566
Other noncurrent liabilities	69,179	68,337
Total liabilities	682,096	634,185

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,939 and 2,849 shares issued and outstanding at January 31, 2006 and
October 31, 2005, respectively; liquidation and redemption value	29,385	28,495

Shareholder's deficit:
Common stock, $.10 par value per share, 1,667 shares authorized;
1,000 shares issued and outstanding	-	-
Accumulated deficit	(97,598)	(123,141)
Accumulated preferred stock dividends in excess of paid in capital	(4,147)	(3,257)
Accumulated other comprehensive losses	(41,507)	(41,507)
Total shareholder's deficit	(143,252)	(167,905)
Total liabilities and shareholder's deficit	$568,229	$494,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)

	Three Months Ended
	January 31,
	2006	2005

Net sales	$314,124	$235,982

Costs and expenses:
Cost of sales	263,387	198,003
Depreciation, depletion and amortization	6,113	6,137
Selling, general and administrative	13,107	10,927
Unrealized gain on derivative financial instruments	(1,955)	(798)
Other	1,307	1,837
Total costs and expenses	281,959	216,106

Income from operations	32,165	19,876

Other income (expense):
Interest expense, net	(2,737)	(3,441)
Other, net	(94)	252
	(2,831)	(3,189)

Income before income tax expense	29,334	16,687
Income tax expense	1,842	-

Net income	$27,492	$16,687
Preferred stock dividends	(890)	(792)
Net income allocable to common shares	$26,602	$15,895

Total comprehensive income	$27,492	$16,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended
	January 31,
	2006	2005

Cash flows from operating activities:
Net income	$27,492	$16,687
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	6,113	6,137
Imputed interest and amortization of deferred financing costs	60	1,346
Unrealized gain on derivative financial instruments	(1,955)	(798)
Losses from impairment and disposal of long-lived assets	126	1,210
Increase (decrease) resulting from changes in:
Trade receivables	(19,011)	(6,214)
Inventories	(32,583)	(15,281)
Prepaid expenses and other current assts	(5,738)	(17,049)
Accounts payable	36,651	24,122
Accrued liabilities	(7,331)	(5,473)
Other noncurrent assets and liabilities, net	(2,179)	(841)
Net cash provided by operating activities	1,645	3,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,264)	(16,569)
Net cash used in investing activities	(13,264)	(16,569)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans, net	17,689	(2,097)
Payments on long-term debt	(96)	(12)
Net cash provided by (used in) financing activities	17,593	(2,109)

Net increase (decrease) in cash	5,974	(14,832)

Cash at beginning of period	23,486	20,318
Cash at end of period	$29,460	$5,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION

Notes to Condensed Consolidated Financial Statements
(Dollars in thousands)

(1) Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

These interim consolidated financial statements include the accounts of The Doe Run Resources Corporation (“Doe Run”) and its subsidiaries, including Doe Run Peru S.R.L. ( “Doe Run Peru”, and on a consolidated basis, the “ Company”). Doe Run’s issued and outstanding common stock is owned by a subsidiary of The Renco Group, Inc. (“Renco”). In the opinion of management, the interim consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position as of January 31, 2006 and the results of operations for the three month periods ended January 31, 2006 and 2005. Interim periods are not necessarily indicative of results to be expected for the year.

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

Net unused availability at January 31, 2006 under the Doe Run Revolving Credit Facility was $23,100. Net unused availability at January 31, 2006 under the Doe Run Peru Revolving Credit Facility was approximately $200. In addition to the availability under its revolving credit facilities, cash balance at Doe Run was $4,746 at January 31, 2006 and the cash balance at Doe Run Peru was $24,714 at January 31, 2006 . Doe Run Peru has reached and maintained its maximum borrowing level under the Doe Run Peru Revolving Credit Facility due in part to the higher metal prices resulting in higher outlays for concentrate purchases and higher VAT payments funded by cash from operations.

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

The Company expects to utilize all Doe Run Peru’s net operating loss carryforwards in the current fiscal year. As a result, Doe Run Peru has recorded $1,842 of income tax expense for the first quarter of 2006. Pursuant to the Company’s tax sharing agreement with Renco, dividends payable of $2,333 and $384 were reflected in the Company’s balance sheets at January 31, 2006 and October 31, 2005, respectively. The dividend payable at January 31, 2006 is scheduled to be paid in the second quarter of 2006. The dividend payable at January 31, 2005 was paid in the second quarter of 2005.

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

Operating Segments - Revenues	Three Months Ended January 31,
	2006	2005
Revenues from external customers:
Doe Run Peru	$202,692	$148,385
Primary lead	82,774	63,937
Recycling operation	24,088	18,566
Fabricated products	3,363	3,815
Total	312,917	234,703
Revenues from other operating segments: (1)
Doe Run Peru	6,240	2,724
Primary lead	679	502
Recycling operation	82	98
Total	7,001	3,324
Total reportable segments	319,918	238,027
Metal sales not attributed to operating segments	5,144	2,521
Realized losses on derivative contracts	(3,937)	(1,242)
Intersegment eliminations	(7,001)	(3,324)
Total revenues	$314,124	$235,982

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

Operating Segments - Adjusted EBITDA	Three Months Ended January 31,
	2006	2005

Doe Run Peru	$12,124	$8,476
Primary lead	31,696	22,246
Recycling operation	4,179	3,601
Fabricated products	305	457
Total reportable segments	48,304	34,780
Realized losses on derivatives	(3,937)	(1,242)
Other revenues and expenses (1)	(962)	(350)
Corporate selling, general and administrative expenses	(6,713)	(6,255)
Intersegment eliminations	41	25
Consolidated adjusted EBITDA	36,733	26,958
Depreciation, depletion and amortization	(6,113)	(6,137)
Interest expense, net	(2,737)	(3,441)
Unrealized gain on derivatives	1,955	798
Losses from impairment and disposal of long-lived assets	(125)	(1,210)
Asset retirement obligation accretion expense	(379)	(374)
Other	-	93
Income before income taxes	$29,334	$16,687
________________
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

In the 90 observations made by MEM, additional requirements have been levied as a condition of the extension. Doe Run Peru has responded to the MEM that it believes it can technically comply with the sulfuric acid plants requirement within the three year extension. However, no assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.
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

To achieve the financial guarantee and the trust contract required by Supreme Decree, the Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a local bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for up to $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary, and intends to use such funds in the fulfillment of the financial security as mentioned above. It is unlikely that Doe Run Peru will be able to utilize the entire facility due to production limitations and other conditions within the agreement. As of January 31, 2006, Doe Run Peru has received $10,000 from this facility.

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

In the future, to reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57 million and the project will likely require additional financing.

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

On July 11, 2005, Doe Run Peru filed an administrative lawsuit against the Yauli - La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

Condensed Consolidating Balance Sheet (unaudited)
As of January 31, 2006
(Amounts in thousands, except share and per share data)
	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$4,745	$-	$1	$24,714	$-	$29,460
Trade accounts receivable, net of allowance for
doubtful accounts	74,460	-	1,800	32,656	(4,165)	104,751
Inventories	37,648	-	1,272	99,292	5	138,217
Prepaid expenses and other current assets	6,181	-	42	20,293	-	26,516
Due from subsidiaries	151,477	2,282	-	-	(153,759)	-
Total current assets	274,511	2,282	3,115	176,955	(157,919)	298,944

Property, plant and equipment, net	75,404	15,404	905	168,793	-	260,506
Due from subsidiaries	13,312	-	-	-	(13,312)	-
Other noncurrent assets, net	8,717	-	62	-	-	8,779
Investment in subsidiaries	14,096	-	-	-	(14,096)	-
Total assets	$386,040	$17,686	$4,082	$345,748	$(185,327)	$568,229

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$82,815	$-	$-	$49,889	$-	$132,704
Accounts payable	29,137	-	605	103,349	(4,165)	128,926
Accrued liabilities	48,449	-	735	30,537	-	79,721
Due to parent/subsidiaries	2,282	-	8,414	143,063	(153,759)	-
Total current liabilities	162,683	-	9,754	326,838	(157,924)	341,351

Long-term debt, less current maturities	271,566	-	-	-	-	271,566
Due to parent	-	-	-	13,312	(13,312)	-
Other noncurrent liabilities	65,658	-	2	3,519	-	69,179
Total liabilities	499,907	-	9,756	343,669	(171,236)	682,096

Series A redeemable preferred stock	29,385	-	-	-	-	29,385

Shareholders' equity (deficit):
Common stock, $.10 par value per share, 1,667 shares authorized,
1000 shares issued and outstanding	-	-	-	-	-	-
Common stock, $1 par value per share, 1,000 shares authorized,
issued and outstanding	-	-	1	-	(1)	-
Common stock, $1 par value per share, 2,005,000 shares authorized,
issued and outstanding	-	-	-	2,005	(2,005)	-
Additional paid in capital	-	23,305	1,205	-	(24,510)	-
Accumulated preferred stock dividends in
excess of paid in capital	(4,147)	-	-	-	-	(4,147)
Retained earnings (accumulated deficit) and accumulated
other comprehensive losses	(139,105)	(5,619)	(6,880)	74	12,425	(139,105)
Total shareholders' equity (deficit)	(143,252)	17,686	(5,674)	2,079	(14,091)	(143,252)
Total liabilities and shareholders' equity (deficit)	$386,040	$17,686	$4,082	$345,748	$(185,327)	$568,229

Condensed Consolidating Balance Sheet
As of October 31, 2005
(Amounts in thousands, except share and per share data)

	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$8,916	$-	$1	$14,569	$-	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	-	2,202	31,637	(4,553)	85,740
Inventories	35,613	-	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	-	59	16,191	-	20,814
Due from subsidiaries	151,617	2,037	-	-	(153,654)	-
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	-	253,263
Due from subsidiaries	14,057	-	-	-	(14,057)	-
Other noncurrent assets, net	5,775	-	63	-	-	5,838
Investment in subsidiaries	6,708	-	-	-	(6,708)	-
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$-	-	$39,821	$-	$114,947
Accounts payable	29,007	-	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	-	468	31,200	-	87,060
Due to parent/subsidiaries	2,037	-	8,554	143,063	(153,654)	-
Total current liabilities	161,562	-	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	-	-	-	-	271,566
Due to parent	-	-	-	14,057	(14,057)	-
Other noncurrent liabilities	64,590	-	281	3,466	-	68,337
Total liabilities	497,718	-	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	-	-	-	-	28,495

Shareholders' equity (deficit):
Common stock, $.10 par value per share, 1,667 shares authorized,
1,000 shares issued and outstanding	-	-	-	-	-	-
Common stock, $1 par value per share, 1,000 shares authorized,
issued and outstanding	-	-	1	-	(1)	-
Common stock, $1 par value per share, 2,005,000 shares authorized,
issued and outstanding	-	-	-	2,005	(2,005)	-
Additional paid in capital	-	23,305	1,205	-	(24,510)	-
Accumulated preferred stock dividends in
excess of paid in capital	(3,257)	-	-	-	-	(3,257)
Accumulated deficit and accumulated other
comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders' equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders' equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2006
(Amounts in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$108,830	$-	$3,363	$208,932	$(7,001)	$314,124

Costs and expenses:
Cost of sales	77,454	-	2,541	190,434	(7,042)	263,387
Depletion, depreciation and amortization	2,324	680	110	2,999	-	6,113
Selling, general and administrative	6,467	-	656	5,984	-	13,107
Unrealized loss (gain) on derivatives	315	-	-	(2,270)	-	(1,955)
Other	1,017	-	-	290	-	1,307
Total costs and expenses	87,577	680	3,307	197,437	(7,042)	281,959

Income (loss) from operations	21,253	(680)	56	11,495	41	32,165

Other income (expense):
Interest expense, net	(1,153)	-	(116)	(1,468)	-	(2,737)
Other, net	(241)	245	2	(100)	-	(94)
Equity in earnings of subsidiaries	7,633	-	-	-	(7,633)	-
	6,239	245	(114)	(1,568)	(7,633)	(2,831)

Income (loss) before income tax expense	27,492	(435)	(58)	9,927	(7,592)	29,334
Income tax expense	-	-	-	1,842	-	1,842

Net income (loss)	27,492	(435)	(58)	8,085	(7,592)	27,492
Preferred stock dividends	(890)	-	-	-	-	(890)
Net income (loss) allocable to common shares	$26,602	$(435)	$(58)	$8,085	$(7,592)	$26,602

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended January 31, 2005
(Amounts in thousands)
	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company
Net sales	$84,382	$-	$3,815	$151,109	$(3,324)	$235,982

Costs and expenses:
Cost of sales	60,038	-	2,950	138,364	(3,349)	198,003
Depletion, depreciation and amortization	2,028	854	100	3,155	-	6,137
Selling, general and administrative	6,026	-	587	4,314	-	10,927
Unrealized loss (gain) on derivatives	(1,109)	-	-	311	-	(798)
Other	1,521	29	153	134	-	1,837
Total costs and expenses	68,504	883	3,790	146,278	(3,349)	216,106

Income (loss) from operations	15,878	(883)	25	4,831	25	19,876

Other income (expense):
Interest expense, net	(2,679)	-	(156)	(606)	-	(3,441)
Other, net	(50)	195	2	105	-	252
Equity in earnings of subsidiaries	3,538	-	-	-	(3,538)	-
	809	195	(154)	(501)	(3,538)	3,189)
Net income (loss)	16,687	(688)	(129)	4,330	(3,513)	16,687
Preferred stock dividends	(792)	-	-	-	-	(792)
Net income (loss) allocable to common shares	$15,895	$(688)	$(129)	$4,330	$(3,513)	$15,895

Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended January 31, 2006
(Amounts in thousands)
	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$(417)	$1,120	$634	$10,998	$(10,690)	$1,645

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,250)	-	(2)	(10,012)	-	(13,264)
Investment in subsidiaries	(10,690)	-	-	-	10,690	-
Net cash used in investing activities	(13,940)	-	(2)	(10,012)	10,690	(13,264)

Cash flows from financing activities:
Proceeds from revolving loans and
short-term borrowings, net	7,689	-	-	10,000	-	17,689
Payments on long-term debt	-	-	-	(96)	-	(96)
Due to/due from parent/subsidiaries	2,497	(1,120)	(632)	(745)	-	-
Net cash provided by (used in) financing activities	10,186	(1,120)	(632)	9,159	-	17,593

Net increase (decrease) in cash	(4,171)	-	-	10,145	-	5,974

Cash at beginning of period	8,916	-	1	14,569	-	23,486
Cash at end of period	$4,745	$-	$1	$24,714	$-	$29,460

Condensed Consolidating Statement of Cash Flows (unaudited)
Three Months Ended January 31, 2005
(Amounts in thousands)
	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company
Net cash provided by (used in) operating activities	$(854)	$196	$(175)	$9,133	$(4,454)	$3,846

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,816)	-	(105)	(12,648)	-	(16,569)
Investment in subsidiaries	(4,454)	-	-	-	4,454	-
Net cash used in investing activities	(8,270)	-	(105)	(12,648)	4,454	(16,569)

Cash flows from financing activities:
Proceeds from revolving loans and
short-term borrowings, net	(2,677)	-	-	580	-	(2,097)
Payments on long-term debt	-	-	-	(12)	-	(12)
Due to/due from parent/subsidiaries	(74)	(196)	280	(10)	-	-
Net cash provided by (used in) financing activities	(2,751)	(196)	280	558	-	(2,109)

Net decrease in cash	(11,875)	-	-	(2,957)	-	(14,832)

Cash at beginning of period	13,412	-	1	6,905	-	20,318
Cash at end of period	$1,537	$-	$1	$3,948	$-	$5,486

DOE RUN PERU S.R.L.
Condensed Balance Sheets
(U.S. dollars in thousands, except share and per share data)

	January 31,	October 31,
	2006	2005
ASSETS	(unaudited)

Current assets:
Cash	$24,714	$14,569
Trade accounts receivable, net of allowance for doubtful accounts	32,656	31,637
Inventories	99,292	68,756
Prepaid expenses and other current assets	20,293	16,191

Total current assets	176,955	131,153

Property, plant and equipment, net	168,793	161,563

Total assets	$345,748	$292,716

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current maturities of long-term debt	$49,889	$39,821
Accounts payable	103,349	67,115
Accrued liabilities	30,537	31,200
Due to related parties	143,063	143,063

Total current liabilities	326,838	281,199

Due to parent company and related parties	13,312	14,057

Other non current liabilities	3,519	3,466

Total liabilities	343,669	298,722

Shareholders’ equity (deficit):
Capital stock, $ 0.01 par value per share, 15,912,083,739 shares, fully paid	2,005	2,005
Retained earnings (deficit) and other comprehensive income (loss)	74	(8,011)

Total shareholders’ equity (deficit)	2,079	(6,006)

Total liabilities and shareholders’ equity (deficit)	$345,748	$292,716

The accompanying notes are an integral part of these financial statements.

DOE RUN PERU S.R.L.
Condensed Statements of Operations (unaudited)
(U.S. dollars in thousands)

	Three Months
	Ended January 31,
	2006	2005

Net sales	$208,932	$151,109

Costs and expenses:
Costs of sales	190,434	138,364
Depletion, depreciation and amortization	2,999	3,155
Selling, general and administrative expenses	5,984	4,314
Unrealized (gain) loss on derivatives	(2,270)	311
Other	290	134

Total costs and expenses	197,437	146,278

Income from operations	11,495	4,831

Other income (expense):
Interest expense, net	(1,468)	(606)
Other, net	(100)	105

	(1,568)	(501)

Income before income tax expense	9,927	4,330
Income tax expense	1,842	-

Net income	$8,085	$4,330

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

On July 11, 2005, Doe Run Peru filed an administrative lawsuit against the Yauli - La Oroya Provincial City Hall in order to nullify and void a number of fines for the amount of $2,800. Doe Run Peru was fined for not having construction licenses for the PAMA projects.

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

Mine Closure Law No. 28090 (“Law”) became effective in Peru as of October 15, 2005. It applies to smelters and mines. The Law establishes the obligations and procedures that titleholders of mining activities must follow, including a financial guarantee for environmental issues.   Doe Run Peru must submit a mine closure plan to the Ministry of Energy and Mines by August 17, 2006. Doe Run Peru intends to hire a technical mining consultant to prepare the mine closure plan to include all the technical and legal requirements. The mine closure plan must include a description of the remediation measures to be done, along with their cost and timing, and the expected amount of the financial guarantee. Pursuant to the tax stabilization agreement, Doe Run Peru is exempt from new obligations that could result in a reduction of its cash availability, such as the guarantee discussed above.  Therefore, Doe Run Peru considers that the establishment of the corresponding environmental guarantees would be in opposition to the provisions set forth in the tax stabilization agreement The mining authorities could disagree with our position or there may be future obligations when our tax stabilization agreement expires on December 31, 2006.

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

In the 90 observations made by MEM,, additional requirements have been levied as a condition of the extension. Doe Run Peru has responded to the MEM that it believes it can technically comply with the acid plant requirement within the three year extension. However, no assurance can be given that implementation of the PAMA projects is feasible or that their implementation will achieve compliance with the applicable legal requirements by the end of the PAMA period. Furthermore, there can be no assurance that the Peruvian government will not in the future require compliance with additional or different environmental obligations that could adversely affect Doe Run Peru’s business, financial condition and results of operations.

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

To achieve the financial guarantee and the trust contract required by Supreme Decree, Doe Run Peru has amended the Doe Run Peru Revolving Credit Facility to allow for those arrangements and has filed a draft of a trust guarantee contract with a local bank. Additionally, on December 10, 2005 Doe Run Peru signed a Working Capital Financial Facility Agreement for up to $30,000 (named Ferrites Loan) with Servicios Mineros Integrados S.A.C., a Trafigura Beheer B.V. subsidiary, and intends to use such funds in the fulfillment of the financial security as mentioned above. It is unlikely that Doe Run Peru will be able to utilize the entire facility due to production limitations and other conditions within the agreement. As of January 31, 2006, Doe Run Peru has received $10,000 from this facility.

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

In the future, to reduce gas volume while enriching sulfurous gas feed to the copper circuit sulfuric acid plant, we are planning to replace the oxy-fuel reverberatory furnace with a submerged lanced reactor furnace to smelt copper concentrates. The anticipated cost is approximately $57 million and the project will likely require additional financing.

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

Production

All references to “tons” are in short tons.

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

During the first quarter of 2006, Doe Run Peru’s copper and lead metal production increased slightly from the comparable prior period. This increase was due in part to certain adverse factors that occurred during the first quarter of 2005 that no longer affected operations in the first quarter of the 2006 fiscal year. These factors were:

•	a two day work stoppage in December 2004;
•	a lack of readily available coke at reasonable prices;
•	frequent shut-downs of the oxy-fuel reverberatory furnace for maintenance affecting copper production and
•	metallurgical issues in the lead cells that occurring principally during the first quarter of 2005.

The decrease in the 2006 first quarter production of zinc compared to the 2005 first quarter was due to the cessation of operations of Doe Run Peru’s three New Jersey zinc roasters in January 2005, which were costly to operate and environmentally inefficient. The decision resulted in a reduction of refined zinc production capacity to 50,000 tons per year.

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

The 2006 First Quarter Compared to the 2005 First Quarter

Gross Margin increased from $32.1 million in the 2005 first quarter to $44.8 million in the 2006 first quarter and gross margin for Doe Run’s U.S operations increased from $22.4 million in the 2005 first quarter to $29.3 million in the 2006 first quarter while gross margin for Doe Run Peru increased from $9.6 million in the 2005 first quarter to $15.5 million in the 2006 first quarter.

Gross margin is net sales less cost of sales, including depreciation, depletion, and amortization attributable to cost of sales as disclosed in the table below.

Depreciation, Depletion and Amortization Attributable to Cost of Sales
for the First Quarter
(dollars in the millions)
	2006	2005

U.S. operations	$ 2.9	$ 2.8
Doe Run Peru	$ 3.0	$ 3.1
Consolidated	$ 5.9	$ 5.9

The $6.9 million increase in gross margin for our U.S. operations from the 2005 first quarter to the 2006 first quarter was due in part to an increase in sales in the first quarter of 2006 of approximately $23.8 million. Of this amount, $12.3 million in sales was a result of a 23.2% increase in the U.S. operation’s realized prices for lead metal, fueled by a 17% increase in London Metal Exchange prices and higher premiums achieved over the London Metal Exchange. Additionally, an increase in lead concentrate sales volume and increases in copper and zinc metal prices contributed $0.9 million and $5.1 million of sales in the first quarter of 2006. These increases were offset partially by a decrease in copper concentrate sales volume of $3.4 million. These changes in sales were partially offset by higher production costs at Doe Run’s primary operations, primarily due to slightly higher production, higher salaries, wages and employee benefits, maintenance and fuel costs and increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, which were offset by improved feed costs per unit of metal produced.

The $5.9 million increase in Doe Run Peru’s gross margin from the first quarter 2005 to the first quarter 2006 is primarily the result of an improvement in the treatment charges received for processing concentrates and higher metal prices, offset by a LIFO adjustment

Selling, General and Administrative costs increased $2.2 million in the 2006 first quarter over the 2005 first quarter. The increase was due primarily to increased salaries and employee benefit costs, legal fees, and professional fees related to software implementation.

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

Other Expenses decreased $0.5 million from the 2005 first quarter to the 2006 first quarter. The decrease in expenses primarily relate to a decrease in the recognition of impairment losses for the value of houses purchased in the town of Herculaneum, Missouri under a residential property purchase plan. The 2006 first quarter recognized less impairment losses from the comparable prior period because the program was waning in the 2006 first quarter. As of January 31, 2006, 150 homeowners had requested offers, and 142 of 150 delivered offers had been accepted, however, due to the terms of the offers, 5 of the offers have expired. As of January 31, 2006, the Company spent approximately $10.3 million under the residential property purchase plan. Three offers totaling $0.14 million are awaiting closing, and another $1.7 million of offers that had not been accepted or had been accepted but subsequently expired.

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
Liquidity and Capital Resources

Overview

Our auditors issued unqualified opinions on the 2005 audited consolidated financial statements of the Company and the 2005 audited financial statements of Doe Run Peru that expressed substantial doubt about the Company’s and Doe Run Peru’s ability to continue as going concerns. Doe Run Peru has significant capital requirements under environmental commitments, which if not met, could result in defaults of the Company’s credit agreements; has substantial contingencies related to Peruvian tax; and has significant debt service obligations that raise substantial doubt about the Company’s ability to continue as a going concern. These commitments require Doe Run Peru to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes. In additions, the Company is highly leveraged. These factors also increase the Company’s vulnerability to general adverse conditions, limit our flexibility in planning for or reacting to changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to lawsuits and tax assessments in Peru would have a further adverse effect on the Company’s ability to meet its obligations when due.

Management believes that high metal prices and other revenue enhancements, and the issuance of Supreme Decree No. 046-2004-EM issued by the Peruvian government allowing the Ministry of Energy and Mines to extend in it’s discretion, the Doe Run Peru’s La Oroya smelter PAMA requirement for the construction of the sulfuric acid plants, will enable the Company to continue as a going concern. The Company made a timely application for the extension in December 2005 and on March 20, 2006 responded to 90 observations about the application that came from the Ministry of Energy and Mines. The Ministry has 45 days from March 20, 2006 to evaluate the matter and issue its decision. Management believes that it has justified the extension and will receive the extension in due course manner. The Company’s ability to meet obligations after 2006 could be affected by future operating performance and financial results, which are subject to financial, economic, political, competitive and other factors affecting the Company, many of which are beyond the Company's control, or an unfavorable outcome to the items noted above, and, accordingly, no assurance can be given that it will be able to meet such obligations.

Capital Resources and Debt Instruments

Net unused availability at January 31, 2006 under the Doe Run Revolving Credit Facility was approximately $23.1 million and under the Doe Run Peru Revolving Credit Facility was $0.2 million at January 31, 2006. In addition to the availability under revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $4.7 million and $24.7 million, respectively, at January 31, 2006. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. In response to the lack of borrowing availability, Doe Run Peru extended payments to its suppliers, which in addition to increased metal prices, resulted in an increase in accounts payable in the first quarter of 2006.

The Company’s outstanding term note of $8 million has been paid off subsequent to the reporting date however; the Company still has substantial debt service requirements in the future, including interest payments of $25.7 million in 2006 for the Company’s 11.75% notes which are due in 2008. At January 31, 2006, the Doe Run Peru revolving credit facility had an expiration date of June 23, 2006. It will need to be renegotiated and there can be no assurance that we will be successful in renewing the agreement, or if it is successful, that the renewal would be at terms favorable to us.

During the period beginning on October 29, 2005 and ending on October 29, 2012, the majority warrant holders, pursuant to the Warrant Agreement dated as of October 29, 2002, between Doe Run and State Street Bank and Trust Company, as Warrant Agent, will have the right to require Doe Run to repurchase all, but not less than all, of the warrants and any outstanding shares issued upon the exercise thereof at a price equal to the fair market value of the warrants, as determined by a third party appraisal. Management engaged a nationally recognized valuation firm to calculate the fair value of the warrants. Management’s estimate of the fair value of the warrants based on the valuation is approximately $0.6 million at January 31, 2006.
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

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and principal executive officer and the Chief Financial Officer, the principal financial officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15(d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended ( the “Exchange Act”). The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

THE DOE RUN RESOURCES CORPORATION (Registrant)

Date: October 19, 2006	/s/ Theodore P. Fox, III
Theodore P. Fox, III
Chief Financial Officer
(duly authorized officer and principal financial officer)