Form 10-Q/A
period 2006-04-30
DOE RUN RESOURCES CORP
filed 2006-10-20
CIK 1061112

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

EXPLANATORY NOTE

The Doe Run Resources Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Form 10-Q for the fiscal quarter ended April 30, 2006, as filed with the Securities and Exchange Commission on August 7, 2006 (the “Original Filing”), for purpose of revising its disclosure of gross margin on sales under the subheading “Results of Operations” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect all costs of sales, including depreciation, depletion and amortization amounts attributable to cost of sales.

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

Part I. FINANCIAL INFORMATION

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share data)
	April 30,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$23,913	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	135,748	85,740
Inventories	167,496	105,634
Prepaid expenses and other current assets	27,588	20,814
Total current assets	354,745	235,674
Property, plant and equipment, net	262,715	253,263
Other noncurrent assets, net	8,633	5,838
Total assets	$626,093	$494,775

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current maturities of long-term debt	$113,587	$114,947
Accounts payable	158,154	92,275
Accrued liabilities	106,749	87,060
Total current liabilities	378,490	294,282

Long-term debt, less current maturities	262,639	271,566
Other noncurrent liabilities	66,877	68,337
Total liabilities	708,006	634,185

Series A redeemable preferred stock, $1,000 par value per share, 5,000 shares authorized; 2,849 shares issued and outstanding as of April 30, 2006 and
October 31, 2005, liquidation and redemption value	30,276	28,495

Shareholder's deficit:
Common stock, $.10 par value per share, 1,667 shares authorized;
1,000 shares issued and outstanding	-	-
Accumulated deficit	(65,644)	(123,141)
Accumulated preferred stock dividends in excess of paid in capital	(5,038)	(3,257)
Accumulated other comprehensive losses	(41,507)	(41,507)
Total shareholder's deficit	(112,189)	(167,905)
Total liabilities and shareholder's deficit	$626,093	$494,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Operations (unaudited)
(Dollars in thousands)
	Three Months Ended April 30,		Six Months Ended April 30,

	2006	2005	2006	2005

Net sales	$380,221	$247,716	$694,345	$483,698

Costs and expenses:
Cost of sales	306,960	219,328	570,347	417,331
Depreciation, depletion and amortization	7,015	5,764	13,128	11,901
Selling, general and administrative	15,461	11,759	28,568	22,686
Unrealized gain on derivative financial instruments	(2,301)	(463)	(4,256)	(1,261)
Other	1,808	1,321	3,115	3,158
Total costs and expenses	328,943	237,790	610,902	453,815

Income from operations	51,278	10,007	83,443	29,883

Other income (expense):
Interest expense, net	(988)	(3,314)	(3,725)	(6,755)
Other, net	579	(27)	485	225
	(409)	(3,341)	(3,240)	(6,530)

Income before income tax expense	50,869	6,666	80,203	23,353

Income tax expense	3,428	-	5,270	-

Net income	$47,441	$6,666	$74,933	$23,353
Preferred stock dividends	(891)	(791)	(1,781)	(1,583)
Net income allocable to common shares	$46,550	$5,875	$73,152	$21,770

Total comprehensive income	$46,550	$6,696	$73,152	$23,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE DOE RUN RESOURCES CORPORATION
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)
	Six Months Ended
	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$74,933	$23,353
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	13,128	11,901
Imputed interest and amortization of deferred financing costs	307	346
Unrealized gain on derivative financial instruments	(4,256)	(1,261)
Losses from impairment and disposal of long-lived assets	793	1,989
Increase (decrease) resulting from changes in:
Trade receivables	(50,008)	(10,130)
Inventories	(61,862)	(21,704)
Prepaid expenses and other current assets	(6,381)	5,070
Accounts payable	65,879	19,236
Accrued liabilities	8,840	(565)
Other noncurrent assets and liabilities, net	(4,022)	(1,033)
Net cash provided by operating activities	37,351	27,202

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,131)	(26,614)
Net proceeds from sale of investments	-	333
Net cash used in investing activities	(23,131)	(26,281)

Cash flows from financing activities:
Proceeds from revolving loans
and short-term borrowings, net	455	5,335
Proceeds from long-term debt	10,000	-
Payments on long-term debt	(20,990)	(14,638)
Payments of financing costs	(925)	-
Payments of tax dividends	(2,333)	(310)
Net cash used in financing activities	(13,793)	(9,613)

Net increase (decrease) in cash	427	(8,692)

Cash at beginning of period	23,486	20,318
Cash at end of period	$23,913	$11,626

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

(2) Financial Condition

The Company is highly leveraged and has significant commitments both in the U.S. and Peru for environmental matters and for Environmental Remediation and Management Program (“PAMA”) expenditures, including the financial guarantees, that require it to dedicate a substantial portion of cash flow from operations to the payment of these obligations, which will reduce funds available for other business purposes (see Note 7: Asset Retirement and Environmental Obligations). These factors also increase the Company’s vulnerability to general adverse conditions, limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry, and limit the Company’s ability to obtain financing required to fund working capital and capital expenditures and for other general corporate purposes. An unfavorable outcome to certain contingencies, discussed below, would have a further adverse effect on the Company’s ability to meet its obligations when due. The Company’s ability to meet these obligations is also dependent upon future operating performance and financial results which are subject to financial, economic, political, competitive and other factors affecting Doe Run, many of which are beyond the Company’s control.

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

Pursuant to the Company’s tax sharing agreement with Renco, a tax dividend is payable to Renco for federal and state income taxes that would be assessed if the Company was a C corporation. Tax dividends payable to Renco of $15,487 and $384 were reflected in the Company’s balance sheets at April 30, 2006 and October 31, 2005, respectively. The dividend payable at October 31, 2005 of $384 was paid in the second quarter of 2006 along with the tax dividend for the first quarter of 2006 of $1,949. The Company paid $12,842 of the dividend payable at April 30, 2006 in the third quarter of 2006 and the remaining $2,645 will be paid during the fourth quarter of 2006.

(5) Employee Benefits

Defined Benefit Plans

Net periodic benefit cost is comprised of the following:

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2006	2005	2006	2005

Service cost	$(226)	$551	$-	$1,097
Interest cost on projected benefit obligation	2,577	1,670	3,412	3,325
Expected return on assets	(2,426)	(1,435)	(3,166)	(2,858)
Net amortization and deferral of unrecognized net losses	142	714	666	1,422
Net periodic benefit cost	$67	$1,500	$912	$2,986

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

Operating Segments - Revenues	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Revenues from external customers:
Doe Run Peru	$247,673	$158,316	$450,365	$306,701
Primary lead	101,094	65,143	183,868	129,080
Recycling operation	22,672	22,432	46,760	40,998
Fabricated products	4,030	3,386	7,393	7,201
Total	375,469	249,277	688,386	483,980
Revenues from other operating segments: (1)
Doe Run Peru	6,091	-	12,331	2,724
Primary lead	397	209	1,076	711
Recycling operation	100	82	182	180
Total	6,588	291	13,589	3,615
Total reportable segments	382,057	249,568	701,975	487,595
Metal sales not attributed to operating segments	6,982	(1)	12,126	2,520
Realized losses on derivative contracts	(2,230)	(1,560)	(6,167)	(2,802)
Intersegment eliminations	(6,588)	(291)	(13,589)	(3,615)
Total revenues	$380,221	$247,716	$694,345	$483,698

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

Operating Segments - Adjusted EBITDA	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Doe Run Peru	$21,483	$7,238	$33,607	$15,714
Primary lead	44,797	15,168	76,493	37,686
Recycling operation	3,328	3,957	7,507	7,629
Fabricated products	836	676	1,141	1,149
Total reportable segments	70,444	27,039	118,748	62,178
Realized losses on derivatives	(2,230)	(1,560)	(6,167)	(2,802)
Other revenues and expenses (1)	(1,229)	(2,084)	(2,191)	(2,793)
Corporate selling, general and administrative expenses	(9,298)	(6,856)	(16,011)	(13,111)
Intersegment eliminations	(44)	(12)	(3)	13
Consolidated adjusted EBITDA	57,643	16,527	94,376	43,485
Depreciation, depletion and amortization	(7,015)	(5,764)	(13,128)	(11,901)
Interest expense, net	(988)	(3,314)	(3,725)	(6,755)
Unrealized gain on derivatives	2,301	463	4,256	1,261
Losses from impairment and disposal of long-lived assets	(668)	(779)	(793)	(1,989)
Asset retirement obligation accretion expense	(404)	(374)	(783)	(748)
Other	-	(93)	-	-
Income before income taxes	$50,869	$6,666	$80,203	$23,353

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

Doe Run is subject to an Administrative Order on Consent (“AOC”) with the U.S. Environmental Protection Agency (“ U.S. EPA”), effective May 29, 2001, to study and address issues related to the slag pile, plant property, community soils adjacent to the primary smelter in Herculaneum, Missouri, elevated blood lead levels in the community and lead releases from the plant. This AOC was modified effective on May 20, 2004 which addressed the technical requirements concerning the slag pile design and construction along with adjustments to the remediation schedule. At April 30, 2006 the estimated remaining cost of remediating the soils of this community was approximately $434.

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

On May 29, 2006, MEM approved the extension of certain PAMA projects through October 31, 2009 (the “Modified PAMA”). Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively and Doe Run Peru remains obligated under the original PAMA to implement the following projects at its La Oroya smelter by December 31, 2006:

▪  Upgrade the acid plant for the zinc circuit;
▪  Construct a treatment plant for the copper refinery effluent;
▪  Construct an industrial wastewater treatment plant for the smelter and refinery;
▪  Improve the slag handling system;
▪  Improve Huanchan lead and copper slag deposits;
▪  Construct an arsenic trioxide deposit;
▪  Improve the zinc ferrite disposal site;
▪  Construct domestic wastewater treatment and domestic waste disposal; and
▪  Construct a monitoring station.

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

Additional PAMA projects required for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining Modified PAMA projects as f April 30, 2006 was approximately $175,000 of which $31,500 remains to be spent in the 2006 calendar year.

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

Condensed Consolidating Balance Sheet (unaudited)
As of April 30, 2006
(Dollars in thousands, except share and per share data)
	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$1,072	$-	$1	$22,840	$-	$23,913
Trade accounts receivable, net of allowance for
doubtful accounts	84,869	-	2,565	55,677	(7,363)	135,748
Inventories	42,495	-	1,605	123,436	(40)	167,496
Prepaid expenses and other current assets	4,776	-	40	22,772	-	27,588
Due from subsidiaries/parent	9,023	2,512	-	-	(11,535)	-
Total current assets	142,235	2,512	4,211	224,725	(18,938)	354,745

Property, plant and equipment, net	75,477	14,720	805	171,713	-	262,715
Due from subsidiaries	156,753	-	-	-	(156,753)	-
Other noncurrent assets, net	8,300	-	63	270	-	8,633
Investment in subsidiaries	27,984	-	-	-	(27,984)	-
Total assets	$410,749	$17,232	$5,079	$396,708	$(203,675)	$626,093

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:

Current maturities of long-term debt	$67,581	$-	$-	$46,006	$-	$113,587
Accounts payable	31,864	-	434	133,219	(7,363)	158,154
Accrued liabilities	68,587	-	604	37,558	-	106,749
Due to parent/subsidiaries	2,512	-	9,023	-	(11,535)	-
Total current liabilities	170,544	-	10,061	216,783	(18,898)	378,490

Long-term debt, less current maturities	258,704	-	-	3,935	-	262,639
Due to parent	-	-	-	156,753	(156,753)	-
Other noncurrent liabilities	63,414	-	3	3,460	-	66,877
Total liabilities	492,662	-	10,064	380,931	(175,651)	708,006

Series A redeemable preferred stock	30,276	-	-	-	-	30,276

Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized,
1000 shares issued and outstanding	-	-	-	-	-	-
Common stock, $1 par value, 1,000 shares authorized,
issued and outstanding	-	-	1	-	(1)	-
Common stock, $1 par value, 2,005,000 shares authorized,
issued and outstanding	-	-	-	2,005	(2,005)	-
Additional paid in capital	-	23,305	1,205	-	(24,510)	-
Accumulated preferred stock dividends in excess			-		-	-
of paid in capital	(5,038)	-	-	-	-	(5,038)
Retained earnings (accumulated deficit) and accumulated
other comprehensive losses	(107,151)	(6,073)	(6,191)	13,772	(1,508)	(107,151)
Total shareholders' equity (deficit)	(112,189)	17,232	(4,985)	15,777	(28,024)	(112,189)
Total liabilities and shareholders' equity (deficit)	$410,749	$17,232	$5,079	$396,708	$(203,675)	$626,093

Condensed Consolidating Balance Sheet
As of October 31, 2005
(Dollars in thousands, except share and per share data)
	The Company	Buick
	Excluding	Resource	Other	Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

ASSETS
Current assets:
Cash	$8,916	$-	$1	$14,569	$-	$23,486
Trade accounts receivable, net of allowance for doubtful accounts	56,454	-	2,202	31,637	(4,553)	85,740
Inventories	35,613	-	1,301	68,756	(36)	105,634
Prepaid expenses and other current assets	4,564	-	59	16,191	-	20,814
Due from subsidiaries	151,617	2,037	-	-	(153,654)	-
Total current assets	257,164	2,037	3,563	131,153	(158,243)	235,674

Property, plant and equipment, net	74,604	16,083	1,013	161,563	-	253,263
Due from subsidiaries	14,057	-	-	-	(14,057)	-
Other noncurrent assets, net	5,775	-	63	-	-	5,838
Investment in subsidiaries	6,708	-	-	-	(6,708)	-
Total assets	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$75,126	$-	-	$39,821	$-	$114,947
Accounts payable	29,007	-	706	67,115	(4,553)	92,275
Accrued liabilities	55,392	-	468	31,200	-	87,060
Due to parent/subsidiaries	2,037	-	8,554	143,063	(153,654)	-
Total current liabilities	161,562	-	9,728	281,199	(158,207)	294,282

Long-term debt, less current maturities	271,566	-	-	-	-	271,566
Due to parent	-	-	-	14,057	(14,057)	-
Other noncurrent liabilities	64,590	-	281	3,466	-	68,337
Total liabilities	497,718	-	10,009	298,722	(172,264)	634,185

Series A redeemable preferred stock	28,495	-	-	-	-	28,495

Shareholders' equity (deficit):
Common stock, $.10 par value, 1,667 shares authorized,
1,000 shares issued and outstanding	-	-	-	-	-	-
Common stock, $1 par value, 1,000 shares authorized,
issued and outstanding	-	-	1	-	(1)	-
Common stock, $1 par value, 2,005,000 shares authorized,
issued and outstanding	-	-	-	2,005	(2,005)	-
Additional paid in capital	-	23,305	1,205	-	(24,510)	-
Accumulated preferred stock dividends in excess
of paid in capital	(3,257)	-	-	-	-	(3,257)
Accumulated deficit and accumulated other
comprehensive losses	(164,648)	(5,185)	(6,576)	(8,011)	19,772	(164,648)
Total shareholders' equity (deficit)	(167,905)	18,120	(5,370)	(6,006)	(6,744)	(167,905)
Total liabilities and shareholders' equity (deficit)	$358,308	$18,120	$4,639	$292,716	$(179,008)	$494,775

Condensed Consolidating Statement of Operations (unaudited)
Six Months Ended April 30, 2006
(Dollars in thousands)
	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$237,845	$-	$7,393	$462,696	$(13,589)	$694,345

Costs and expenses:
Cost of sales	161,435	-	5,248	417,249	(13,585)	570,347
Depletion, depreciation and amortization	4,771	1,364	219	6,774	-	13,128
Selling, general and administrative	15,425	-	1,327	11,816	-	28,568
Unrealized gain on derivative financial instruments	(1,963)	-	-	(2,293)	-	(4,256)
Other	2,028	-	-	1,087	-	3,115
Total costs and expenses	181,696	1,364	6,794	434,633	(13,585)	610,902

Income (loss) from operations	56,149	(1,364)	599	28,063	(4)	83,443

Other income (expense):
Interest expense, net	(2,004)	-	(217)	(1,504)	-	(3,725)
Other, net	(487)	475	3	494	-	485
Equity in earnings of subsidiaries	21,275	-	-	-	(21,275)	-
	18,784	475	(214)	(1,010)	(21,275)	(3,240)

Income (loss) before income tax expense	74,933	(889)	385	27,053	(21,279)	80,203

Income tax expense	-	-	-	5,270	-	5,270
Net income (loss)	74,933	(889)	385	21,783	(21,279)	74,933
Preferred stock dividends	(1,781)	-	-	-	-	(1,781)
Net income (loss) allocable to common shares	$73,152	$(889)	$385	$21,783	$(21,279)	$73,152

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended April 30, 2006
(Dollars in thousands)
	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$129,015	$-	$4,030	$253,764	$(6,588)	$380,221

Costs and expenses:
Cost of sales	83,981	-	2,707	226,815	(6,543)	306,960
Depletion, depreciation and amortization	2,447	684	109	3,775	-	7,015
Selling, general and administrative	8,958	-	671	5,832	-	15,461
Unrealized gain on derivative financial instruments	(2,278)	-	-	(23)	-	(2,301)
Other	1,011	-	-	797	-	1,808
Total costs and expenses	94,119	684	3,487	237,196	(6,543)	328,943

Income (loss) from operations	34,896	(684)	543	16,568	(45)	51,278

Other income (expense):
Interest expense, net	(851)	-	(101)	(36)	-	(988)
Other, net	(246)	230	1	594	-	579
Equity in earnings of subsidiaries	13,642	-	-	-	(13,642)	-
	12,545	230	(100)	558	(13,642)	(409)

Income (loss) before income tax expense	47,441	(454)	443	17,126	(13,687)	50,869

Income tax expense	-	-	-	3,428	-	3,428
Net income (loss)	47,441	(454)	443	13,698	(13,687)	47,441
Preferred stock dividends	(891)	-	-	-	-	(891)
Net income (loss) allocable to common shares	$46,550	$(454)	$443	$13,698	$(13,687)	$46,550

Condensed Consolidating Statement of Operations (unaudited)
Six Months Ended April 30, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$170,687	$-	$7,201	$309,425	$(3,615)	$483,698

Costs and expenses:
Cost of sales	130,709	-	5,240	285,010	(3,628)	417,331
Depletion, depreciation and amortization	4,533	1,256	209	5,903	-	11,901
Selling, general and administrative	12,631	-	1,202	8,853	-	22,686
Unrealized (gain) loss on derivative financial instruments	(1,492)	-	-	231	-	(1,261)
Other	2,840	29	152	137	-	3,158
Total costs and expenses	149,221	1,285	6,803	300,134	(3,628)	453,815

Income (loss) from operations	21,466	(1,285)	398	9,291	13	29,883

Other income (expense):
Interest expense, net	(5,207)	-	(314)	(1,234)	-	(6,755)
Other, net	(438)	446	2	215	-	225
Equity in earnings of subsidiaries	7,532	-	-	-	(7,532)	-
	1,887	446	(312)	(1,019)	(7,532)	(6,530)

Income (loss) before income tax expense	23,353	(839)	86	8,272	(7,519)	23,353

Income tax expense	-	-	-	-	-	-
Net income (loss)	23,353	(839)	86	8,272	(7,519)	23,353
Preferred stock dividends	(1,583)	-	-	-	-	(1,583)
Net income (loss) allocable to common shares	$21,770	$(839)	$86	$8,272	$(7,519)	$21,770

Condensed Consolidating Statement of Operations (unaudited)
Three Months Ended April 30, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net sales	$86,305	$-	$3,386	$158,316	$(291)	$247,716

Costs and expenses:
Cost of sales	70,671	-	2,290	146,646	(279)	219,328
Depletion, depreciation and amortization	2,274	633	109	2,748	-	5,764
Selling, general and administrative	6,605	-	615	4,539	-	11,759
Unrealized gain on derivative financial instruments	(383)	-	-	(80)	-	(463)
Other	1,319	-	(1)	3	-	1,321
Total costs and expenses	80,486	633	3,013	153,856	(279)	237,709

Income (loss) from operations	5,819	(633)	373	4,460	(12)	10,007

Other income (expense):
Interest expense, net	(2,528)	-	(158)	(628)	-	(3,314)
Other, net	(359)	222	-	110	-	(27)
Equity in earnings of subsidiaries	3,734	-	-	-	(3,734)	-
	847	222	(158)	(518)	(3,734)	(3,341)

Income (loss) before income tax expense	6,666	(411)	215	3,942	(3,746)	6,666

Income tax expense	-	-	-	-	-	-
Net income (loss)	6,666	(411)	215	3,942	(3,746)	6,666
Preferred stock dividends	(791)	-	-	-	-	(791)
Net income (loss) allocable to common shares	$5,875	$(411)	$215	$3,942	$(3,746)	$5,875

Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended April 30, 2006
(Dollars in the thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by operating activities	$41,081	$475	$129	$16,941	$(21,275)	$37,351

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,869)	-	(12)	(17,250)	-	(23,131)
Net proceeds from sales of investments	-	-	-	-	-	-
Investment in subsidiaries	(21,275)	-	-	-	21,275	-
Net cash used in investing activities	(27,144)	-	(12)	(17,250)	21,275	(23,131)

Cash flows from financing activities:
Proceeds from revolving loans and
short-term borrowings, net	455	-	-	-	-	455
Proceeds from long-term debt	-	-	-	10,000	-	10,000
Payments on long-term debt	(20,862)	-	-	(128)	-	(20,990)
Payment of financing costs	-	-	-	(925)		(925)
Payments of dividends	(2,333)	-	-	-	-	(2,333)
Change in due to/due from parent/subsidiaries	959	(475)	(117)	(367)	-	-
Net cash provided by (used in) financing activities	(21,781)	(475)	(117)	8,580	-	(13,793)

Net increase (decrease) in cash	(7,844)	-	-	8,271	-	427

Cash at beginning of period	8,916	-	1	14,569	-	23,486
Cash at end of period	$1,072	$-	$1	$22,840	$-	$23,913

Condensed Consolidating Statement of Cash Flows (unaudited)
Six Months Ended April 30, 2005
(Dollars in thousands)

	The Company	Buick
	Excluding	Resource		Doe Run
	Guarantor	Recycling	Domestic	Cayman and		The
	Subsidiaries	Facility, LLC	Guarantors	Subsidiary	Eliminations	Company

Net cash provided by (used in) operating activities	$13,758	$417	$(709)	$22,587	$(8,851)	$27,202

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,387)	-	(130)	(18,097)	-	(26,614)
Net proceeds from sales of investments	333	-	-	-	-	333
Investment in subsidiaries	(8,851)	-	-	-	8,851	-
Net cash used in investing activities	(16,905)	-	(130)	(18,097)	8,851	(26,281)

Cash flows from financing activities:
Proceeds from revolving loans and
short-term borrowings, net	10,535	-	-	(5,200)	-	5,335
Payments on long-term debt	(14,621)	-	-	(17)	-	(14,638)
Payments of dividends	(310)	-	-	-	-	(310)
Change in due to/due from parent/subsidiaries	1,575	(417)	839	(1,997)	-	-
Net cash provided by (used in) financing activities	(2,821)	(417)	839	(7,214)	-	(9,613)

Net decrease in cash	(5,968)	-	-	(2,724)	-	(8,692)

Cash at beginning of period	13,412	-	1	6,905	-	20,318
Cash at end of period	$7,444	$-	$1	$4,181	$-	$11,626

DOE RUN PERU S.R.L. Condensed Balance Sheets (U.S. dollars in thousands, except share and per share data)
	April 30,	October 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash	$22,840	$14,569
Trade accounts receivable, net of allowance for doubtful accounts	55,677	31,637
Inventories	123,436	68,756
Prepaid expenses and other current assets	22,772	16,191
Total current assets	224,725	131,153

Property, plant and equipment, net	171,713	161,563
Other noncurrent assets, net	270	-
Total assets	$396,708	$292,716

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$46,006	$39,821
Accounts payable	133,219	67,115
Accrued liabilities	37,558	31,200
Due to related parties	-	143,063
Total current liabilities	216,783	281,199

Long-term debt, less current maturities	3,935	-
Due to parent company and related parties	156,753	14,057
Other noncurrent liabilities	3,460	3,466
Total liabilities	380,931	298,722

Shareholders' equity (deficit):
Capital stock, $0.01 par value, 15,912,083,739 shares, fully paid	2,005	2,005
Retained earnings (deficit) and comprehensive income (loss)	13,772	(8,011)
Total shareholders' equity (deficit)	15,777	(6,006)
Total liabilities and shareholders' equity (deficit)	$396,708	$292,716

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L. Condensed Statements of Operations (unaudited) (U.S. dollars in thousands)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Net sales	$253,764	$158,316	$462,696	$309,425

Costs and expenses:
Cost of sales	226,815	146,646	417,249	285,010
Depletion, depreciation and amortization	3,775	2,748	6,774	5,903
Selling, general and administrative	5,832	4,539	11,816	8,853
Unrealized gain on derivative financial instruments	(23)	(80)	(2,293)	231
Other	797	3	1,087	137
Total costs and expenses	237,196	153,856	434,633	300,134

Income from operations	16,568	4,460	28,063	9,291

Other income (expense):
Interest expense, net	(36)	(628)	(1,504)	(1,234)
Other, net	594	110	494	215
	558	(518)	(1,010)	(1,019)
Income before income tax expense	17,126	3,942	27,053	8,272

Income tax expense	3,428	-	5,270	-

Net income	$13,698	$3,942	$21,783	$8,272

The accompanying notes are an integral part of these condensed financial statements.

DOE RUN PERU S.R.L. Condensed Statements of Cash Flows (unaudited) (U.S. dollars in thousands)
	Six Months
	Ended April 30,
	2006	2005

Net cash provided by operating activities	$16,941	$22,587

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,250)	(18,097)
Net cash used in investing activities	(17,250)	(18,097)

Cash flows from financing activities:
Proceeds from (payments on) revolving loans and
short-term borrowings, net	-	(5,200)
Proceeds from long-term debt	10,000	-
Payments on long-term debt	(128)	(17)
Payments of financing costs	(925)	-
Change in amount due to/due from related parties	(367)	(1,997)

Net cash provided by (used in) financing activities	8,580	(7,214)

Net increase (decrease) in cash	8,271	(2,724)

Cash at beginning of period	14,569	6,905

Cash at end of period	$22,840	$4,181

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

The financial statements have been prepared assuming Doe Run Peru will continue as a going concern. Doe Run Peru has significant capital requirements under environmental commitments and guarantees and substantial contingencies related to taxes and has significant debt service obligations under the revolving credit facility, each of which, if not satisfied, could result in a default under Doe Run Peru’s credit agreement and collectively raise substantial doubt about Doe Run Peru’s ability to continue as a going concern. Management believes that the price improvements seen through fiscal year 2005 and in the first two quarters of fiscal year 2006, the potential revenues and cash flow enhancements from the new ferrite project and the approval obtained on May 29, 2006 to extend certain PAMA projects will enable Doe Run Peru to continue as a going concern. However, there can be no assurance that these actions will achieve the desired results.

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

On May 29, 2006, MEM approved the extension of certain PAMA projects through October 31, 2009 (the “Modified PAMA”). Pursuant to the terms of the Modified PAMA, Doe Run Peru is now required to complete the acid plant projects for the lead circuit and the copper circuit by September 30, 2008 and October 31, 2009, respectively and Doe Run Peru remains obligated under the original PAMA to implement the following projects at its La Oroya smelter by December 31, 2006:

▪  Upgrade the acid plant for the zinc circuit;
▪  Construct a treatment plant for the copper refinery effluent;
▪  Construct an industrial wastewater treatment plant for the smelter and refinery;
▪  Improve the slag handling system;
▪  Improve Huanchan lead and copper slag deposits;
▪  Construct an arsenic trioxide deposit;
▪  Improve the zinc ferrite disposal site;
▪  Construct domestic wastewater treatment and domestic waste disposal; and
▪  Construct a monitoring station.

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

Additional PAMA projects required for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining Modified PAMA projects as of April 30, 2006 was approximately $175,000 of which $31,500 remains to be spent in the 2006 calendar ear..

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
▪  Upgrade the acid plant for the zinc circuit;
▪  Construct a treatment plant for the copper refinery effluent;
▪  Construct an industrial wastewater treatment plant for the smelter and refinery;
▪  Improve the slag handling system;
▪  Improve Huanchan lead and copper slag deposits;
▪  Construct an arsenic trioxide deposit;
▪  Improve the zinc ferrite disposal site;
▪  Construct domestic wastewater treatment and domestic waste disposal; and
▪  Construct a monitoring station.

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

Additional PAMA projects required for fiscal year 2006 include an upgrade of the ventilation system in the Sinter plant, completion of the enclosure work around the lead and dross furnace, the enclosure of the anode residue plant along with the elimination of its nitrous gases, and the reduction of fugitive emissions from the copper and lead beds. The total cost of the currently remaining Modified PAMA projects as of April 30, 2006 was $175,000 of which $31,500remains to be spent in the 2006 calendar year.

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

Doe Run is subject to a State Implementation Plan (“SIP”) with the Missouri Department of Natural Resources and the Missouri Air Conservation Commission to attain and maintain compliance with the ambient air quality standard for lead promulgated under the federal Clean Air Act for the city of Herculaneum. The plan was included in a consent judgment entered into by Doe Run and has been approved at the state level and by the U.S. EPA. The air quality monitors reflected attainment of the lead standard for 11 of the last 15 quarters, including the second quarter of the 2006 calendar year. However, once the air quality monitors reflected two quarters of non-compliance, the permitted annual capacity of the Herculaneum primary smelter decreased from 250,000 to 200,000 tons. This decrease in permitted capacity does not affect results at current production levels. Further non-compliance could result in SIP revisions that could have a material adverse financial impact on the Company. Management is in discussions with the Missouri Department of Natural Resources to explore options intended to improve the smelter’s ability to attain and maintain compliance in the future.

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

Results of Operations

Gross Margin increased from $22.8 million in the 2005 second quarter to $66.5 million in the 2006 second quarter and gross margin for the 2005 six-month period and 2006 six-month period increased from $54.9 million in the 2005 six-month period to $111.3 million in the 2006 six-month period. Gross margin for Doe Run’s U.S. operations increased from $13.9 million in the 2005 second quarter to $43.3 million in the 2006 second quarter and Doe Run’s U.S. operations’ gross margin for the 2005 six-month period and 2006 six-month period increased from $36.4 million in the 2005 six-month period to $72.6 million in the 2006 six-month period. Gross margin for Doe Run Peru increased from $9.0 million in the 2005 second quarter to $23.2 million in the 2006 second quarter and Doe Run Peru’s gross margin for the 2005 six-month period and 2006 six-month period increased from $18.5 million in the 2005 six-month period to $38.7 million in the 2006 six-month period.

Gross margin is net sales less cost of sales, including depreciation, depletion and amortization attributable to cost of sales as disclosed in the table below.

	Depreciation, Depletion and Amortization Attributable to Cost of Sales
	(Dollars in the Millions)
	Second Quarter		Six-month Period
	2006	2005	2006	2005

U.S. operations	$3.0	$2.8	$6.0	$5.6
Doe Run Peru	3.8	2.7	6.7	5.9
Consolidated	$6.8	$5.5	$12.7	$11.5

The increases in gross margin for our U.S. operations for the 2006 second quarter and 2006 six-month period are due in part to increases in sales of approximately $43.1 million and $67 million, respectively. Of these increases, $7.4 million and $19.7 million, respectively, were a result of a 14.7% and 18.6% increase in our U.S. operations’ realized prices for lead metal, fueled by a 22.6% and 19.8% increase in London Metal Exchange prices and higher premiums achieved over the London Metal Exchange for the 2006 second quarter and 2006 six-month period compared to the 2005 second quarter and 2005 six-month period, respectively. Additionally, an increase in lead concentrate sales volume and increases in copper and zinc prices contributed $2.6 million and $31.2 million in sales, respectively, in the 2006 six-month period and $1.7 million and $26.2 million, respectively for the 2006 second quarter. The 2006 six-month increase was partially offset by a decrease in copper concentrate volume of $1.9 million. These increases in sales for the 2006 second quarter and 2006 six-month period were offset by higher production costs at Doe Run’s primary operations, primarily due to slightly higher production, higher salaries, wages and employee benefits and maintenance and fuel costs and increased conversion costs at the recycling operation, due to higher metallurgical coke and propane costs, which were partially offset by improved feed costs per unit of metal produced.

The $14.2 million increase in Doe Run Peru’s gross margin from the 2005 second quarter to the 2006 second quarter and the $20.2 million increase in Doe Run Peru’s gross margin from the 2005 six-month period to the 2006 six-month period were primarily the result of an improvement in the treatment charges received for processing concentrates and higher metal prices, offset by a LIFO inventory adjustment.

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

Capital Resources and Debt Instruments

Net unused availability at April 30, 2006 under the Doe Run Revolving Credit Facility was approximately $34.7 million and under the Doe Run Peru Revolving Credit Facility was $0.2 million at April 30, 2006. In addition to the availability under these revolving credit facilities, cash balances at Doe Run and Doe Run Peru were $1.1 million and $22.8 million, respectively, at April 30, 2006. In Peru, continued high metal prices have resulted in outlays for concentrate purchases and value-added tax payments being funded by cash from operations, as Doe Run Peru has reached its maximum borrowing level under the Doe Run Peru Revolving Credit Facility. Accounts payable have increased during the 2006 six-month period due, in part to the high metal prices for materials and, in part to Doe Run Peru extending its payment terms with certain suppliers in response to the lack of borrowing availability.

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